Form 10-Q
period 2015-10-31
Pure Storage, Inc.
filed 2015-12-11
CIK 1474432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-37570

Pure Storage, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1069557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 Castro Street, Suite 400 Mountain View, California 94041 (Address of principal executive offices, including zip code) (Zip Code)

(800) 379-7873

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 3, 2015, the registrant had 28,750,000 shares of its Class A common stock outstanding and 161,390,400 shares of its Class B common stock outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our expansion and growth, our expectations that average sales prices may decrease over time, our plans to expand and continue to invest internationally, our plans to expand the research and development organization as well as the sales and marketing function and channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses, despite significant revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding technological leadership and market opportunity, our ability to realize benefits from our investments, our ability to innovate and introduce new products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, expectations concerning relationships with third parties, including channel partners and customers, the adequacy of our intellectual property rights, and expectations concerning pending legal proceedings and related costs.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors.” These risks are not exhaustive. Other sections of this report include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE STORAGE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data, unaudited)

	January 31,	October 31,
	2015	2015

ASSETS
Current assets:
Cash and cash equivalents	$192,707	$573,307
Accounts receivable, net of allowance of $210 and $566 as of January 31, 2015 and October 31, 2015	59,032	112,126
Inventory	21,605	25,549
Deferred commissions, current	9,431	13,612
Prepaid expenses and other current assets	11,195	14,028
Total current assets	293,970	738,622
Property and equipment, net	39,859	47,117
Intangible assets, net	8,284	7,306
Deferred income taxes, non-current	5,529	4,886
Other long-term assets	14,177	20,097
Total assets	$361,819	$818,028
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$11,007	$21,684
Accrued compensation and benefits	13,811	25,030
Accrued expenses and other liabilities	6,106	14,440
Deferred revenue, current	32,199	71,481
Liability related to early exercised stock options	6,485	4,942
Deferred income taxes, current	5,829	5,186
Total current liabilities	75,437	142,763
Deferred revenue—non-current	41,470	90,175
Other long-term liabilities	802	1,136
Total liabilities	117,709	234,074
Commitments and contingencies (Note 5)
Convertible preferred stock, par value of $0.0001 per share— 123,880 and no shares authorized as of January 31, 2015 and October 31, 2015; 122,281 and no shares issued and outstanding as of January 31, 2015 and October 31, 2015	543,940	—
Stockholders’ (deficit) equity:
Preferred stock, par value of $0.0001 per share— no and 20,000 shares authorized as of January 31, 2015 and October 31, 2015; no shares issued and outstanding as of January 31, 2015 and October 31, 2015	—	—
Class A and Class B common stock, par value of $0.0001 per share— 230,812 (Class A 1, Class B 230,811) and 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2015 and October 31, 2015; 36,465 (Class B 36,465) and 189,980 (Class A 28,750, Class B 161,230) shares issued and outstanding as of January 31, 2015 and October 31, 2015	4	19
Additional paid-in capital	41,749	1,094,976
Accumulated deficit	(341,583)	(511,041)
Total stockholders’ (deficit) equity	(299,830)	583,954
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$361,819	$818,028

See accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2015	2014	2015
Revenue:
Product	$43,753	$113,573	$97,006	$248,383
Support	5,436	17,791	11,595	41,719
Total revenue	49,189	131,364	108,601	290,102
Cost of revenue:
Product	16,676	41,995	39,284	92,348
Support	3,827	9,058	8,751	23,479
Total cost of revenue	20,503	51,053	48,035	115,827
Gross profit	28,686	80,311	60,566	174,275
Operating expenses:
Research and development	22,863	43,065	63,396	112,935
Sales and marketing	38,224	63,803	109,787	171,647
General and administrative	7,415	29,022	21,834	56,941
Total operating expenses	68,502	135,890	195,017	341,523
Loss from operations	(39,816)	(55,579)	(134,451)	(167,248)
Other income (expense), net	(410)	(171)	(717)	(1,245)
Loss before provision for income taxes	(40,226)	(55,750)	(135,168)	(168,493)
Provision for income taxes	171	751	428	965
Net loss	$(40,397)	$(56,501)	$(135,596)	$(169,458)
Net loss per share attributable to common stockholders, basic and diluted	$(1.43)	$(0.76)	$(5.07)	$(3.60)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,280	74,565	26,769	47,109

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended October 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(135,596)	$(169,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,751	23,118
Stock-based compensation expense	17,241	36,198
Contribution of common stock to the Pure Good Foundation	—	11,900
Other	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(30,735)	(53,094)
Inventory	(13,072)	(3,420)
Deferred commissions	(4,063)	(8,472)
Prepaid expenses and other assets	(2,368)	(2,065)
Accounts payable	4,575	10,224
Accrued compensation and other liabilities	7,670	17,216
Deferred revenue	36,918	87,987
Net cash used in operating activities	(109,676)	(49,866)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30,902)	(29,495)
Purchases of intangible assets	(9,125)	—
Increase in restricted cash	(1,613)	(2,484)
Net cash used in investing activities	(41,640)	(31,979)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of issuance costs	—	459,425
Proceeds from issuance of convertible preferred stock, net of issuance costs	280,820	—
Net proceeds from exercise of stock options, including proceeds from repayment of promissory notes	7,167	4,710
Repurchase of common stock in connection with a tender offer	(30,120)	—
Payments of deferred offering costs	—	(1,690)
Net cash provided by financing activities	257,867	462,445
Net increase in cash and cash equivalents	106,551	380,600
Cash and cash equivalents, beginning of period	130,885	192,707
Cash and cash equivalents, end of period	$237,436	$573,307
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$332	$820
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$543,940
Purchase of property and equipment	$1,462	$1,750
Vesting of early exercised stock options and restricted stock awards	$732	$1,543
Cashless exercise of stock options during a tender offer	$2,057	$—
Unpaid deferred offering costs	$—	$2,748

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Overview

Organization and Description of Business

Pure Storage, Inc. (the “Company”, “we”, “us”, or other similar pronouns) was originally incorporated in the state of Delaware in October 2009 under the name OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. We provide an enterprise data storage platform that transforms business through a dramatic increase in performance and reduction in complexity and costs. We are headquartered in Mountain View, California and have wholly owned subsidiaries throughout the world.

Initial Public Offering

In October 2015, we completed our initial public offering (“IPO”) of Class A common stock, in which we sold 28,750,000 shares. The shares were sold at an initial public offering price of $17.00 per share for net proceeds of $459.4 million, after deducting underwriting discounts and commissions of $29.3 million but before deducting offering costs of $4.5 million of which $2.7 million are expected to be paid by the end of our fiscal year ending on January 31, 2016. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock automatically converted into 122,280,679 shares of Class B common stock. Following the IPO, we have two classes of authorized common stock – Class A common stock and Class B common stock.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our prospectus (the Prospectus) filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on October 7, 2015.

The condensed consolidated balance sheet as of January 31, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2016 or any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of best estimate of selling price included in multiple-deliverable revenue arrangements, sales commissions, useful lives of intangible assets and property and equipment, fair values of stock-based awards, provision for income taxes, including related reserves, among others. Management bases its estimates on historical experience and on various other assumptions which are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Restricted Cash

Restricted cash is comprised of certificates of deposit related to our leases. As of January 31, 2015 and October 31, 2015, we had restricted cash of $4.6 million and $7.1 million, which was included in other long-term assets in the condensed consolidated balance sheets.

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

Deferred Commissions

Deferred commissions consist of direct and incremental costs paid to our sales force related to customer contracts. The deferred commission amounts are recoverable through the revenue streams that will be recognized under the related customer contracts. Direct sales commissions are deferred when earned and amortized over the same period that revenue is recognized from the related customer contract. Amortization of deferred commissions is included in sales and marketing expense in the condensed consolidated statements of operations.

As of January 31, 2015 and October 31, 2015, we recorded short-term deferred commissions of $9.4 million and $13.6 million, and long-term deferred commissions of $7.5 million and $11.8 million, in other long-term assets in the condensed consolidated balance sheets. During the three and nine months ended October 31, 2014 and October 31, 2015, we recognized sales commission expenses of $11.7 million, $21.8 million, $16.5 million and $38.6 million, respectively.

Recent Accounting Pronouncement Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year, and thus, the new standard will be effective for us beginning on February 1, 2018 with early adoption permitted on or after February 1, 2017. This standard may be adopted using either the full or modified retrospective methods. We are currently evaluating adoption methods and the impact of this standard on our consolidated financial statements.

Note 3. Fair Value Measurements

We define fair value as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•	Level I—Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;
•

Level II—Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and

•

Level III—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

We classify our money market funds within Level I because they are valued using quoted market prices. We classify our restricted cash within Level II because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.

The following tables set forth the fair value of our financial assets measured at fair value on a recurring basis as of January 31, 2015 and October 31, 2015 using the above input categories (in thousands):

	January 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$190,621	$—	$—	$190,621
Restricted cash:
Certificates of deposit	—	4,648	—	4,648
Total assets measured at fair value	$190,621	$4,648	$—	$195,269

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

	October 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$45,614	$—	$—	$45,614
Restricted cash:
Certificates of deposit	—	7,132	—	7,132
Total assets measured at fair value	$45,614	$7,132	$—	$52,746

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	January 31,	October 31,
	2015	2015

Test equipment	$37,059	$58,359
Computer, equipment and software	19,022	25,158
Furniture and fixtures	2,460	2,587
Leasehold improvements	3,776	4,579
Total property and equipment	62,317	90,683
Less: accumulated depreciation and amortization	(22,458)	(43,566)
Property and equipment, net	$39,859	$47,117

Depreciation and amortization expense was $4.1 million and $8.5 million for the three months ended October 31, 2014 and October 31, 2015 and $9.2 million and $22.1 million for the nine months ended October 31, 2014 and October 31, 2015.

Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

	January 31, 2015	October 31, 2015

Technology patents	$9,125	$9,125
Accumulated amortization	(841)	(1,819)
Intangible assets, net	$8,284	$7,306

Intangible assets amortization expense was $306,000 and $326,000 for the three months ended October 31, 2014 and October 31, 2015 and $515,000 and $978,000 for the nine months ended October 31, 2014 and October 31, 2015. Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the condensed consolidated statements of operations.

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

As of October 31, 2015, expected amortization expense for intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year Ending January 31,	Estimated Future Amortization Expense
Remainder of 2016	$326
2017	1,304
2018	1,304
2019	1,304
2020	1,304
Thereafter	1,764
Total	$7,306

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	January 31,	October 31,
	2015	2015

Sales and use tax payable	$591	$583
Accrued professional fees	1,502	2,149
Accrued travel and entertainment expenses	1,138	1,264
Income tax payable	779	941
Other accrued liabilities	2,096	6,786
Accrued deferred offering costs	—	2,717
Total accrued expenses and other liabilities	$6,106	$14,440

Note 5. Commitments and Contingencies

Operating Leases

In August 2015, we entered into certain lease agreements for office facilities with total lease obligations of approximately $19.7 million with lease periods expiring through 2023. In connection with these leases, we are required to maintain letters of credit of up to $3.3 million.

Purchase Obligations

In July 2015 and in November 2015, we entered into non-cancelable contracts of $1.1 million and $6.1 million, respectively, related to certain software services payable through 2018.

Letters of Credit

As of January 31, 2015 and October 31, 2015, we had outstanding letters of credit in the aggregate amount of $4.6 million and $7.1 million in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through March 2023.

Legal Matters

On November 4, 2013, EMC Corporation, or EMC, filed a complaint against us, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. The complaint seeks damages and injunctive relief. On November 26, 2013, we answered and counterclaimed, denying EMC’s allegations and alleging that EMC

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

surreptitiously obtained and tested our product in a manner that constituted misappropriation of our trade secrets, a breach of contract, breach of the covenant of good faith and fair dealing, unlawful interference with our contractual and business relationships as well as unfair competition and a violation of Massachusetts General Law 93A, Sections 2 and 11. On November 18, 2014, we amended our counterclaim, additionally alleging that EMC has engaged in commercial disparagement, violated the Lanham Act and engaged in defamation. Our counterclaim seeks damages and declaratory and injunctive relief. Fact discovery deadline has passed.  Expert discovery is scheduled to conclude on March 18, 2016, and the deadline for filing dispositive motions is April 8, 2016.  The district court has scheduled a trial date for October 17, 2016.

On November 26, 2013, EMC filed a complaint against us, alleging infringement of five patents held by EMC. The complaint seeks damages and injunctive and equitable relief. On January 17, 2014, we filed a response to the complaint, denying all claims and asserting that EMC’s patents are invalid. Discovery has concluded. Trial is currently scheduled for March 7, 2016.

We intend to defend these lawsuits vigorously. The outcome, including our liability, if any, with respect to this litigation, is uncertain. At present, we are unable to estimate a reasonably possible range of loss, if any, that may result from these matters. If an unfavorable outcome were to occur in this litigation, the impact could be material to our business, financial condition or results of operations.

From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly we have not recorded any loss contingency on our condensed consolidated balance sheets as of January 31, 2015 and October 31, 2015.

Note 6. Line of Credit

In August 2014, we entered into a two-year loan and security agreement with a financial institution to provide up to $15.0 million on a revolving line based on 80% of qualifying accounts receivable. Borrowings under this revolving line of credit bear interest at prime rate plus 1%. Interest expense is paid on a monthly basis based on the principle amount outstanding under the line of credit. The revolving line of credit matures in August 2016. Early termination is allowed but subject to a non-refundable termination fee of $150,000 if terminated on or after the first year from the effective date of the credit facility.

Borrowings under this line of credit are collateralized by substantially all of our assets, excluding any intellectual property. We are also required to comply with certain financial covenants, including a minimum quarterly revenue target, delivery of financial and other information, as well as limitations on dispositions, mergers, or consolidations and other corporate activities. The terms of our outstanding loan and security agreements also restrict our ability to pay dividends.

As of January 31, 2015 and October 31, 2015, we had no borrowings from this line of credit and we were in compliance with our financial covenants.

In September 2015, we entered into a non-binding engagement letter with Silicon Valley Bank for an additional credit facility pursuant to which Silicon Valley Bank would serve as the lead arranger of a syndicate of banks. In November 2015, the non-binding engagement letter was terminated.

Note 7. Convertible Preferred Stock

Upon the closing of our IPO in October 2015, all shares of our then-outstanding convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 122,280,679 shares of Class B common stock.

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

Note 8. Stockholders’ Equity

Preferred Stock

Upon the closing of our IPO in October 2015, we filed an Amended and Restated Certificate of Incorporation, which authorized 20,000,000 shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of October 31, 2015, there were 20,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock were issued or outstanding.

Class A and Class B Common Stock

We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2015, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of October 31, 2015, 28,750,000 shares of Class A common stock were issued and outstanding and 161,229,673 shares of Class B common stock were issued and outstanding.

In August 2015, we established the Pure Good Foundation as a non-profit organization, and in September 2015 we issued 700,000 shares of our Class B common stock to this foundation. As a result, we incurred a one-time general and administrative expense of $11.9 million during the three months ended October 31, 2015, the amount of which was equal to the fair value of the shares of Class B common stock issued.  We anticipate that the proposed programs of the Pure Good Foundation will include grants, humanitarian relief, volunteerism and social development projects. We believe that the Pure Good Foundation will foster employee morale, strengthen our community presence and provide increased brand visibility.

Note 9. Equity Incentive Plans

Equity Incentive Plans

We maintain two equity incentive plans: the 2009 Equity Incentive Plan (our “2009 Plan”) and the 2015 Equity Incentive Plan (our “2015 Plan”). In August 2015, our board of directors adopted, and in September 2015 our stockholders approved, the 2015 Plan, which became effective in connection with our IPO in October 2015 and serves as the successor to our 2009 Plan. We have initially reserved 27,000,000 shares of our Class A common stock for issuance under our 2015 Plan. Our 2015 Plan provides for the issuance of incentive stock options to our employees and nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. No new awards will be issued under our 2009 Plan after the effective date of our 2015 Plan. Outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements, until such outstanding awards that are stock options are exercised, terminated or expired by their terms, and until any restricted stock awards become vested or are forfeited.

Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant. As of October 31, 2015, 26,476,500 shares of our Class A common stock were reserved for future issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In August 2015, our board of directors adopted and our stockholders approved, the 2015 Employee Stock Purchase Plan (“2015 ESPP”), which became effective in connection with our IPO in October 2015. A total of 3,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions (or other payroll contributions) of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). Except for the initial offering period, the 2015 ESPP provides for 24 month offering periods beginning March  and September of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began in October 2015, and will end on September 15, 2017. On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date. For the first offering period, the fair market value of our Class A common stock on the offering date was $17.00, the price at which our Class A common stock was first sold to the public in our IPO. As of October 31, 2015, 3,500,000 shares were reserved for future issuance under the 2015 ESPP.

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

Stock Options

A summary of activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Balance as of January 31, 2015	54,284,474	$3.02	8.3	$523,654
Options granted	18,159,824	15.77
Options exercised	(1,784,066)	2.64
Options cancelled	(1,730,681)	7.09
Balance as of October 31, 2015	68,929,551	6.29
Vested and exercisable as of October 31, 2015	21,903,812	1.71	6.8	$348,767
Vested and expected to vest as of October 31, 2015	66,851,238	6.22	8.1	$763,519

As of October 31, 2015, total unrecognized employee compensation cost, net of estimated forfeitures, was $210.7 million, which is expected to be recognized over a weighted-average period of 3.85 years.

During the three and nine months ended October 31, 2014 and 2015, we granted options to purchase 90,000, 415,000 50,000 and 133,000 shares of common stock that vest upon satisfaction of a performance condition, respectively. For all the options that vest upon satisfaction of a performance condition, management determined it is probable that the performance condition will be satisfied and, accordingly, the related stock-based compensation expense of $407,000, $1.1 million, $797,000 and $1.8 million was recognized during the three and nine months ended October 31, 2014 and 2015, respectively.

2015 ESPP

During the three months ended October 31, 2015, we recognized $907,000 of stock-based compensation expense related to the 2015 ESPP. As of October 31, 2015, there was $25.9 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over the remaining term of the initial offering period.

Determination of Fair Value

The fair value of shares to be purchased under ESPP is estimated on the grant date using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation including expected term, the expected volatility of the common stock, a risk-free interest rate and expected dividend yield.

We estimated the fair value of ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2015	2014	2015
Expected term (in years)	—	0.4 – 1.9	—	0.4 – 1.9
Expected volatility	—	49%	—	49%
Risk-free interest rate	—	0.1% - 0.7%	—	0.1% - 0.7%
Dividend rate	—	—	—	—

The assumptions used in the Black-Scholes option pricing model were determined as follows.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the contractual lives of the ESPP purchase rights.

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

Expected Volatility—Since we do not have a substantive trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the ESPP purchase rights.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the ESPP purchase rights.

Dividend Rate—We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Non-Employee Stock Option Awards

We granted non-employee stock options to purchase 22,500 shares of common stock during the three months ended October 31, 2015, and 7,500 and 22,500 shares of common stock during the nine months ended October 31, 2014 and 2015. No stock options were granted to non-employees during the three months ended October 31, 2014. We recognized stock-based compensation expense related to non-employee stock options of $483,000 and $93,000 for the three months ended October 31, 2014 and 2015 and $1.9 million and $975,000 for the nine months ended October 31, 2014 and 2015.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2015	2014	2015
Cost of revenue—product	$35	$43	$264	$139
Cost of revenue—support	159	657	1,057	1,511
Research and development	3,399	8,195	18,546	18,624
Sales and marketing	2,315	4,559	19,676	10,539
General and administrative	823	2,085	5,331	5,385
Total stock-based compensation expense	$6,731	$15,539	$44,874	$36,198

The stock-based compensation expense for the nine months ended October 31, 2014 included $27.6 million related to the repurchase of common stock in excess of fair value in connection with a tender offer.

Note 10. Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, stock options, restricted stock awards and early exercised stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis. We did not present dilutive net loss per share on an if-converted basis because the impact was not dilutive.

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2015	2014	2015
Net loss	$(40,397)	$(56,501)	$(135,596)	$(169,458)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,280	74,565	26,769	47,109
Net loss per share attributable to common stockholders, basic and diluted	$(1.43)	$(0.76)	$(5.07)	$(3.60)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2015	2014	2015
Convertible preferred stock (on an if-converted basis)	122,250	—	116,215	—
Stock options to purchase common stock	50,433	63,738	49,589	59,611
Early exercised stock options and restricted stock awards	7,871	3,318	9,086	3,849
Total	180,554	67,056	174,890	63,460

Note 11. Income Taxes

Our provision for income taxes was primarily due to taxes on international operations and state income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded was primarily attributable to the difference in foreign tax rates and creation of the US tax attributes that were subject to a full valuation allowance.

As of October 31, 2015, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the fiscal year ended January 31, 2015.

Note 12. Segment Information

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer, our Chief Financial Officer, and our President. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations or operating results. Accordingly, we have a single reportable segment.

The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2015	2014	2015
United States	$39,574	$105,615	$84,844	$229,892
Rest of the world	9,615	25,749	23,757	60,210
Total revenue	$49,189	$131,364	$108,601	$290,102

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

Long-lived assets by geographic area are summarized as follows (in thousands):

	January 31,	October 31,
	2015	2015

United States	$39,069	$45,756
Rest of the world	790	1,361
Total long-lived assets	$39,859	$47,117

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended  January 31, 2015 included in the final prospectus for our IPO dated as of October 6, 2015, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on October 7, 2015 (File No. 333-206312). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our final prospectus dated as of October 6, 2015. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31.

Overview

Our mission is to deliver data storage that transforms business through a dramatic increase in performance and reduction in complexity and costs. Our innovative technology replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. At the same time, our innovative business model replaces the traditional forklift upgrade cycle with an evergreen storage model of hardware and software upgrades and maintenance.

Our next-generation storage platform and business model are the result of our team’s substantial experience in enterprise storage and web-scale infrastructure, as well as frustration with the industry’s status quo. Our platform can deliver a 10X acceleration in business applications over legacy disk-based storage. It is also designed to be compatible with existing infrastructure, substantially more reliable and power and space efficient.

Our business model builds on our technology innovations to reverse the traditional storage business model. Instead of moving data between old and new systems via forklift upgrades, we keep business data and applications in place and upgrade technology around it. Our platform and business model are designed to add value to customers for a decade or more, reducing total cost of storage ownership while increasing loyalty.

We were incorporated in 2009 with a vision to define the next generation of enterprise storage by pioneering the all-flash array category and innovating a customer-centric business model. We deliver our three-part integrated platform as the Purity Operating Environment, our flash-optimized software, FlashArray, our modular and scalable all-flash array hardware, and Pure1, our cloud-based management and support. Since inception we have consistently expanded our technology and business model:

•

In 2012, we launched our first FlashArray and established our All Software Included model, which entitles customers to all Purity Operating Environment functionality in the base purchase price of a FlashArray.

•	In 2013, we released Purity 3.0, which included writable snapshots and introduced our Love Your Storage Guarantee, a 30-day return guarantee program.
•

In 2014, we expanded our product family to address a broader series of customer requirements and workloads, and released Purity 4.0, which included replication. We also launched our Forever Flash program to provide ongoing hardware upgrades as part of our maintenance and support agreements.

•	In 2015, we launched FlashArray//m and Pure1, our next-generation all-flash array hardware and cloud-based management and support.

Since launching FlashArray in May 2012, our customer base has grown to over 1,350 customers. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented over 10% of revenue for the three and nine months ended October 31, 2014 and 2015.

We have grown rapidly in recent periods, with revenue for the three months ended October 31, 2014 and 2015 of $49.2 million and $131.4 million, representing year-over-year growth of 167%. For the nine months ended October 31, 2014 and 2015, our revenue was $108.6 million and $290.1 million, representing year-over-year revenue growth of 167%. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $40.4 million and $56.5 million for the three months ended October 31, 2014 and 2015, and $135.6 million and $169.5 million for the nine months ended October 31, 2014 and 2015.

Since our founding, we have invested heavily in growing our business. Our headcount increased from approximately 800 employees as of January 31, 2015 and to over 1,200 employees as of October 31, 2015. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing storage platform and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. Our investments in research and development may result in enhancements or products that may not achieve adequate levels of market adoption, are more expensive to develop than anticipated, may take longer to generate revenue or may generate less revenue than we anticipate. We expect that our results of operations and cash flows will be impacted by the timing, size and level of success of these product development investments.

We also intend to continue to invest and expand our sales and marketing functions and channel programs, including expanding our global network of channel partners and carrying out associated marketing activities in key geographies. By investing in sales and technical training, demand generation and partner programs, we believe we can enable many of our partners to independently identify, qualify, sell and upgrade customers, with limited involvement from us. However, if we fail to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services being provided to our customers in their local markets, our business, operating results, financial condition and cash flows could be harmed.

In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, even though our revenue generated from customers outside of the United States was 23% and 21% of our total revenue for the fiscal year ended January 31, 2015 and nine months ended October 31, 2015, our international operations are relatively new and we have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our international expansion efforts may not be successful.

As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

Our Business Model

Currently, we sell our platform predominantly through a high touch, channel-fulfilled model. Our global sales force works collaboratively with our channel partners. Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented over 10% of revenue for the three and nine months ended October 31, 2014 and 2015.

Our business model enables customers to broadly adopt flash for a wide variety of workloads in their datacenter, with some of our most innovative customers adopting all-flash datacenters. We do not charge separately for software, meaning that when a customer buys a FlashArray, all software functionality of the Purity Operating Environment is included in the base purchase price, and the customer is entitled to updates and new features as long as the customer maintains an active maintenance and support agreement. Product revenue is recognized at the time title and risk of loss have transferred. Support revenue is recognized ratably over the term of the related maintenance and support agreement, generally ranging from 1 to 3 years. By keeping our business model simple and efficient, we allow customers to buy more products and expand their footprint more easily while allowing us to reduce our sales and marketing costs.

To deliver on the next level of operational simplicity and support excellence, we designed Pure1, our integrated cloud-based management and support. Pure1 enables our customers, support staff and partners to collaborate to achieve the best customer experience and is included with an active maintenance and support agreement. In addition, our Forever Flash program provides our customers who continually maintain active maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In this way, our customers improve and extend the service life of their arrays, we reduce our cost of support by keeping the array modern and we encourage capacity expansion. In accordance with multiple-

element arrangement accounting guidance, we recognize the allocated revenue of the controllers and expense the related cost in the period in which we ship these controllers.

Factors Affecting Our Performance

Adoption of All-Flash Storage Systems

Organizations are increasingly replacing traditional disk-based systems with all-flash storage systems to achieve the performance they need. Our success depends on the adoption of all-flash storage systems in IT infrastructures. Although flash is expected to penetrate the datacenter at a rapid rate, a lack of demand for all-flash storage systems for any reason, including technological challenges associated with the use of all-flash memory, the cost or availability of all-flash memory or the adoption of competing technologies and products, would adversely affect our growth prospects. To the extent more organizations recognize the benefits of all-flash memory in datacenter storage systems and as the adoption of all-flash memory storage technology increases, our target customer base will expand. Our business and results of operations will be significantly affected by the speed with which organizations implement all-flash storage systems.

Adding New Customers and Expanding Sales to Our Existing Customer Base

We believe that the all-flash storage market is still in the early stages of adoption. We intend to target new customers by continuing to invest in our field sales force and extending our relationships with channel partners. We also intend to continue to target large customers including enterprises, service providers and government organizations who have yet to adopt all-flash storage throughout their IT environment. A typical initial order involves educating prospective customers about the technical merits and capabilities and potential cost savings of our products as compared to our competitors’ products. We believe that customer references have been, and will continue to be, an important factor in winning new business. The average size of arrays deployed by our customers has increased over time. We expect this trend to continue and that a substantial portion of our future sales will be sales to existing customers, including expansion of their arrays. We sell additional products and services to our customers as the data within their existing application deployments naturally grows and they migrate additional applications to our all-flash storage platform. Our business and results of operations will depend on our ability to continue to add new customers and sell additional products to our growing base of customers.

Leveraging Channel Partners

We sell our products predominantly through a channel-fulfilled model. Our sales force supports our channel partners and is responsible for large account penetration, global account coordination and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. We intend to continue to expand our partner relationships to further extend our distribution coverage and to invest in education, training and programs to increase the ability of our channel partners to sell our products independently. Our business and results of operations will be materially affected by our success in leveraging our channel partners.

Investing in Research and Development for Growth

Our future performance will also depend on our ability to continue to innovate, improve functionality in our products and adapt to new technologies or changes to existing technologies. We intend to continue to invest for long-term growth. Accordingly, we expect to continue to invest heavily in our product development efforts, including software development in the Purity Operating Environment and Pure1 to further expand the capabilities and performance of our storage platform, hardware development in our FlashArray and future hardware platforms, and to introduce new products including new releases and upgrades to our software and hardware. We expect that our results of operations will be impacted by the timing, size and level of success of these product development investments.

Components of Results of Operations

Revenue

We derive revenue from the sale of our storage products and support services. Provided that all other revenue recognition criteria have been met, we typically recognize product revenue upon shipment, as title and risk of loss are transferred to our channel partners at that time. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions.

We provide our support services pursuant to maintenance and support agreements, which involve customer support, hardware maintenance and software upgrades for a period of generally 1 to 3 years. We recognize revenue from maintenance and support agreements over the contractual service period. We expect our support revenue to increase as we add new customers and our existing customers renew maintenance and support agreements.

Cost of Revenue

Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes freight, allocated overhead costs and inventory write-offs. Allocated overhead costs consist of certain facilities and IT costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.

Cost of support revenue includes personnel costs associated with our customer support organization and allocated overhead costs. Cost of support revenue also includes parts replacement costs. We expect our cost of support revenue to increase in absolute dollars as our support revenue increases.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and IT costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expense to increase in absolute dollars, as we continue to invest in new products and existing products and build upon our technology leadership.

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses, as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars over time as we expand our sales force and increase our marketing resources, expand into new markets and further develop our channel program.

General and Administrative. General and administrative expense consists primarily of compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars as we incur additional costs related to operating as a publicly-traded company and continue to invest in the growth of our business.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign currency transactions, interest income earned on cash and cash equivalents and other income (expense).

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded no U.S. federal income tax and provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss, or NOL, carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2015	2014	2015
	(unaudited)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	$43,753	$113,573	$97,006	$248,383
Support	5,436	17,791	11,595	41,719
Total revenue	49,189	131,364	108,601	290,102
Cost of revenue:
Product(1)	16,676	41,995	39,284	92,348
Support(1)	3,827	9,058	8,751	23,479
Total cost of revenue	20,503	51,053	48,035	115,827
Gross profit	28,686	80,311	60,566	174,275
Operating expenses:
Research and development(1)	22,863	43,065	63,396	112,935
Sales and marketing(1)	38,224	63,803	109,787	171,647
General and administrative(1) (2)	7,415	29,022	21,834	56,941
Total operating expenses	68,502	135,890	195,017	341,523
Loss from operations	(39,816)	(55,579)	(134,451)	(167,248)
Other income (expense), net	(410)	(171)	(717)	(1,245)
Loss before provision for income taxes	(40,226)	(55,750)	(135,168)	(168,493)
Provision for income taxes	171	751	428	965
Net loss	$(40,397)	$(56,501)	$(135,596)	$(169,458)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2015	2014	2015
	(unaudited)
Cost of revenue—product	$35	$43	$264	$139
Cost of revenue—support	159	657	1,057	1,511
Research and development	3,399	8,195	18,546	18,624
Sales and marketing	2,315	4,559	19,676	10,539
General and administrative	823	2,085	5,331	5,385
Total stock-based compensation expense	$6,731	$15,539	$44,874	$36,198

Stock-based compensation expense for the nine months ended October 31, 2014 included $27.6 million of cash paid for the repurchase of common stock in excess of fair value.

(2)	Includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2015	2014	2015
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	89%	86%	89%	86%
Support	11	14	11	14
Total revenue	100	100	100	100
Cost of revenue:
Product	34	32	36	32
Support	8	7	8	8
Total cost of revenue	42	39	44	40
Gross profit	58	61	56	60
Operating expenses:
Research and development	46	33	59	39
Sales and marketing	78	48	101	59
General and administrative	15	22	20	20
Total operating expenses	139	103	180	118
Loss from operations	(81)	(42)	(124)	(58)
Other income (expense), net	(1)	—	(1)	—
Loss before provision for income taxes	(82)	(42)	(125)	(58)
Provision for income taxes	—	(1)	—	—
Net loss	(82)%	(43)%	(125)%	(58)%

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Product revenue	$43,753	$113,573	$69,820	160%	$97,006	$248,383	$151,377	156%
Support revenue	5,436	17,791	12,355	227%	11,595	41,719	30,124	260%
Total revenue	$49,189	$131,364	$82,175	167%	$108,601	$290,102	$181,501	167%

Total revenue increased by $82.2 million, or 167%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014 and increased by $181.5 million, or 167%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The increase in product revenue was driven by sales of our FlashArray//m that was launched in June 2015 and sales of our 400-Series product to a growing number of new and existing customers. The number of customers grew from over 550 as of October 31, 2014 to over 1,350 as of October 31, 2015. The increase in support revenue was driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as increased recognition of deferred support revenue.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Product cost of revenue	$16,676	$41,995	$25,319	152%	$39,284	$92,348	$53,064	135%
Support cost of revenue	3,827	9,058	5,231	137%	8,751	23,479	14,728	168%
Total cost of revenue	$20,503	$51,053	$30,550	149%	$48,035	$115,827	$67,792	141%
Product gross margin	62%	63%			60%	63%
Support gross margin	30%	49%			25%	44%
Total gross margin	58%	61%			56%	60%

Cost of revenue increased by $30.6 million, or 149%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 and increased by $67.8 million, or 141%, for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support cost of revenue was primarily attributable to costs in our customer support organization primarily driven by personnel costs associated with increased headcount and an increase in parts replacement in support of our maintenance and support agreements. Total headcount in these functions increased 89% from October 31, 2014 to October 31, 2015.

Total gross margin increased from 58% during the three months ended October 31, 2014 to 61% during the three months ended October 31, 2015 and increased from 56% during the nine months ended October 31, 2014 to 60% during the nine months ended October 31, 2015. Product gross margin increased 1 point and 3 points from the three and nine months ended October 31, 2014 to the three and nine months ended October 31, 2015, primarily driven by a shift in the mix of products sold to our customers, as well as lower average component costs. Support gross margin increased 19 points from both the three and nine months ended October 31, 2014 to the three and nine months ended October 31, 2015, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as operational efficiencies.

Operating Expenses

Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Research and development	$22,863	$43,065	$20,202	88%	$63,396	$112,935	$49,539	78%

Research and development expense increased by $20.2 million, or 88%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014, as we continued to develop new and enhanced product offerings. The increase was primarily driven by an increase of $15.3 million in salary and related costs, including an increase of $4.8 million in stock-based compensation expense, as headcount increased by 85% from October 31, 2014 to October 31, 2015. The remainder of the increase was primarily attributable to $3.3 million in depreciation expense on test equipment, and $2.1 million in professional services.

Research and development expense increased by $49.5 million, or 78%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014, as we continued to develop new and enhanced product offerings. The increase was primarily driven by an increase of $30.3 million in salary and related costs, as headcount increased by 85% from October 31, 2014 to October 31, 2015. The remainder of the increase was primarily attributable to $9.3 million in depreciation expense on test equipment, $4.0 million in professional services, $2.8 million in prototype expenses, and $2.1 million in allocated overhead costs for facilities and IT costs. During the nine months ended October 31, 2014, an additional stock-based compensation expense of $9.5 million was recognized for the repurchase of common stock in connection with a tender offer. There was no similar repurchase during the nine months ended October 31, 2015. In addition, stock-based compensation expense increased by $9.6 million from the nine months ended October 31, 2014 to the nine months ended October 31, 2015 due to additional equity grants given to new and existing employees.

Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Sales and marketing	$38,224	$63,803	$25,579	67%	$109,787	$171,647	$61,860	56%

Sales and marketing expense increased by $25.6 million, or 67%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $15.2 million in salary and related costs, including an increase of $4.8 million in sales commission expense and an increase of $2.2 million in stock-based compensation expense, as headcount increased by 62% from October 31, 2014 to October 31, 2015. The remainder of the increase was primarily attributable to $5.2 million in marketing program costs related to our FlashArray//m launch and brand awareness program, $1.6 million in travel costs and $1.3 million in professional services.

Sales and marketing expense increased by $61.9 million, or 56%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $35.0 million in salary and related costs, including an increase of $16.8 million in sales commission expense, as headcount increased by 62% from October 31, 2014 to October 31, 2015, as well as a decrease of $9.1 million in stock-based compensation expense. The decrease in stock-based compensation expense was primarily due to an additional expense of $13.9 million recognized for the repurchase of common stock in connection with a tender offer during the nine months ended October 31, 2014. There was no similar repurchase during the nine months ended October 31, 2015. The remainder of the increase of $61.9 million in sales and marketing expense was primarily attributable to $13.5 million in marketing program costs partly related to our FlashArray//m launch, $6.2 million in professional services and $5.2 million in travel and entertainment expense.

General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
General and administrative	$7,415	$29,022	$21,607	291%	$21,834	$56,941	$35,107	161%

General and administrative expense increased by $21.6 million, or 291%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The increase was primarily due to a one-time non-cash charge of $11.9 million for an equity grant to the Pure Good Foundation in September 2015 and an increase of $3.7 million in salary and related costs, including an increase in stock-based compensation expense of $1.3 million, as we increased our headcount by 112% from October 31, 2014 to October 31, 2015. Additionally, legal, consulting, accounting and audit fees increased by $5.2 million as we expanded internationally and prepared to become and now operate as a public company.

General and administrative expense increased by $35.1 million, or 161%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The increase was primarily due to a one-time non-cash charge of $11.9 million for an equity grant to the Pure Good Foundation in September 2015 and an increase of $5.8 million in salary and related costs, as we increased our headcount by 112% from October 31, 2014 to October 31, 2015. Additionally, legal, consulting, accounting and audit fees increased by $15.1 million as we expanded internationally and prepared to become and now operate as a public company. During the nine months ended October 31, 2014, an additional stock-based compensation expense of $3.4 million was recognized for the repurchase of common stock in connection with a tender offer. There was no similar repurchase during the nine months ended October 31, 2015. In addition, stock-based compensation expense increased by $3.4 million from the nine months ended October 31, 2014 to the nine months ended October 31, 2015 due to additional equity grants given to new and existing employees.

Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(410)	$(171)	$239	58%	$(717)	$(1,245)	$(528)	(74)%

Changes in other income (expense), net were primarily due to foreign currency transactions and related expenses as we expanded internationally and interest income earned on cash and cash equivalents.

Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2015	$	%	2014	2015	$	%
	(dollars in thousands)
Provision for income taxes	$171	$751	$580	339%	$428	$965	$537	125%

The provision for income taxes was primarily related to taxes on international operations as we continued our global expansion and state income and franchise taxes.

Liquidity and Capital Resources

As of October 31, 2015, we had cash and cash equivalents of $573.3 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $511.0 million. We expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

Prior to the IPO, we financed our operations principally through private placements of our convertible preferred stock. We received net proceeds of $543.9 million from the issuance of shares of our convertible preferred stock and we repurchased $78.2 million of shares of common stock from our employees. In October 2015, we completed our IPO of Class A common stock, in which we sold 28,750,000 shares, including 3,750,000 shares from the full exercise of the underwriters’ overallotment option. The shares were sold at an initial public offering price of $17.00 per share for net proceeds of $459.4 million, after deducting underwriting discounts and commissions of $29.3 million. We also incurred offering costs of $4.5 million.

In August 2014, we entered into a two-year revolving line of credit facility to provide up to $15.0 million based on 80% of qualifying accounts receivable. Borrowings under the line of credit bear interest at the lender’s prime rate plus 1%. The revolving line of credit facility is collateralized by substantially all of our assets, excluding any intellectual property. It also contains various covenants, including covenants related to the delivery of financial and other information, as well as limitations on dispositions, mergers, consolidations and other corporate activities. As of January 31, 2015 and October 31, 2015, we had no borrowings from this line of credit and we were in compliance with all financial covenants.

In September 2015, we entered into a non-binding engagement letter with Silicon Valley Bank for a credit facility pursuant to which Silicon Valley Bank would serve as the lead arranger of a syndicate of banks. In November 2015, the non-binding engagement letter was terminated.

We believe our existing cash and cash equivalents and our credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new product introductions and the continuing market acceptance of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

As of January 31, 2015 and October 31, 2015, we had letters of credit in the aggregate amount of $4.6 million and $7.1 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through March 2023.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Nine Months Ended October 31,
	2014	2015
Net cash used in operating activities	$(109,676)	$(49,866)
Net cash used in investing activities	(41,640)	(31,979)
Net cash provided by financing activities	257,867	462,445

Operating Activities

Net cash used in operating activities during the nine months ended October 31, 2015 was $49.9 million, which resulted from a net loss of $169.5 million, partially offset by non-cash charges for stock-based compensation expense and contribution of common stock to the Pure Good Foundation of $36.2 million and $11.9 million, $23.1 million for depreciation and amortization and net cash inflows of $48.4 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $88.0 million increase in deferred revenue and a $27.4 million increase in accrued compensation and other liabilities and accounts payable, partially offset by a $53.1 million increase in accounts receivable, $8.5 million increase in deferred commissions, $3.4 million increase in inventory and $2.1 million increase in prepaid expenses and other assets. The increase in deferred revenue was primarily due to new sales order growth during the nine months ended October 31, 2015. The increases in accounts receivable, accrued compensation and other liabilities and accounts payable were primarily attributed to revenue growth and increased activities to support overall business growth.

Net cash used in operating activities during the nine months ended October 31, 2014 was $109.7 million, which resulted from a net loss of $135.6 million and net cash outflows of $1.1 million from changes in operating assets and liabilities, partially offset by non-cash charges of $17.2 million for stock-based compensation expense and $9.8 million for depreciation and amortization. The net cash outflows from changes in operating assets and liabilities was primarily the result of increases of $30.7 million in accounts receivable, an increase of $13.1 million in inventory and an increase of $4.1 million in deferred commissions, partially offset by an increase of $36.9 million in deferred revenue and an increase of $12.2 million in accrued compensation and other liabilities and accounts payable. The increases in accounts receivable, deferred commissions and deferred revenue were primarily due to revenue and new sales order growth during the year. The increase in inventory was a result of increased purchases to meet higher demand for our products. Net cash used in operating activities also included $27.6 million of cash paid for the repurchase of common stock from our employees in excess of fair value.

Investing Activities

Net cash used in investing activities during the nine months ended October 31, 2015 of $32.0 million resulted primarily from capital expenditures of $29.5 million and an increase in restricted cash related to security deposits for new office spaces of $2.5 million.

Net cash used in investing activities during the nine months ended October 31, 2014 of $41.6 million resulted from capital expenditures of $30.9 million, purchases of intangible assets of $9.1 million and an increase in restricted cash related to a security deposit for new office space of $1.6 million.

Financing Activities

Net cash provided by financing activities of $462.4 million during the nine months ended October 31, 2015 was primarily due to $459.4 million in net proceeds from our initial public offering, $4.7 million of proceeds from the exercise of stock options, which was partially offset by payments of IPO costs of $1.7 million.

Net cash provided by financing activities of $257.9 million during the nine months ended October 31, 2014 was primarily due to $280.8 million in net proceeds primarily from the issuances of our Series F convertible preferred stock and $7.2 million of proceeds from the exercise of stock options. These increases were partially offset by $30.1 million of repurchases of common stock from our employees.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations as of January 31, 2015.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$30,523	$7,872	$12,719	$8,965	$967
Purchase obligations(1)	626	313	313	—	—
Total	$31,149	$8,185	$13,032	$8,965	$967
(1)	Purchase obligations consist of non-cancellable software service contracts.

In July 2015 and in November 2015, we entered into non-cancelable contracts of $1.1 million and $6.1 million, respectively, related to certain software services payable through 2018.

In August 2015, we entered into certain lease agreements for office facilities with total lease obligations of approximately $19.7 million with lease periods expiring through 2023. In connection with these leases, we are required to maintain letters of credit of up to $3.3 million.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see "Critical Accounting Policies and Estimates" in our Prospectus. There have been no material changes to our critical accounting policies and estimates since our Prospectus filed on October 7, 2015.

Available Information

Our website is located at www.purestorage.com, and our investor relations website is located at http://investor.purestorage.com. The following filings will be available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders, and are also available for download free of charge. We will also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

Our cash and cash equivalents primarily consist of bank deposits and money market accounts. As of January 31, 2015 and October 31, 2015, we had cash and cash equivalents of $192.7 million and $573.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On November 4, 2013, EMC filed a complaint against us in the United States District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. The complaint seeks damages and injunctive relief. On November 26, 2013, we answered and counterclaimed, denying EMC’s allegations and alleging that EMC surreptitiously obtained and tested our product in a manner that constituted misappropriation of our trade secrets, a breach of contract, breach of the covenant of good faith and fair dealing, unlawful interference with our contractual and business relationships as well as unfair competition and a violation of Massachusetts General Law 93A, Sections 2 and 11. On November 18, 2014, we amended our counterclaim, additionally alleging that EMC has engaged in commercial disparagement, violated the Lanham Act and engaged in defamation. Our counterclaim seeks damages and declaratory and injunctive relief. Fact discovery deadline has passed. Expert discovery is scheduled to conclude on March 18, 2016, and the deadline for filing dispositive motions is April 8, 2016. The district court has scheduled a trial date for October 17, 2016.

In a separate litigation matter, on November 26, 2013, EMC filed a complaint against us in the United States District Court for the District of Delaware, alleging infringement of five patents held by EMC. The five patents are U.S. Patent 6,904,556 entitled “Systems and Methods Which Utilize Parity Sets,” U.S. Patent 6,915,475 entitled “Data Integrity Management for Data Storage Systems,” U.S. Patent 7,373,464 entitled “Efficient Data Storage System” and the related U.S. Patent 7,434,015 entitled “Efficient Data Storage System” and U.S. Patent 8,375,187 entitled “I/O Scheduling For Flash Drives.” The complaint seeks damages and injunctive and equitable relief. On January 17, 2014, we filed a response to the complaint, denying all claims and asserting that EMC’s patents are invalid. Discovery has concluded. The district court has scheduled a trial date for March 7, 2016.

In addition, we may, from time to time, be involved in various legal proceedings arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our consolidated financial statements and the related notes appearing in this quarterly report, before deciding to invest in our Class A common stock. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. In such event, the trading price of our Class A common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and we may not be able to sustain or manage future growth effectively.

We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and may experience rapid growth in future periods. For example, from January 31, 2014 to January 31, 2015, our headcount increased from over 350 to over 800 employees, and to over 1,200 employees as of October 31, 2015. Our future operating results will depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we believe that we must, among other things, effectively:

•	maintain and extend our product leadership;
•	recruit, hire, train and manage additional personnel;
•	maintain and further develop our channel partner relationships;
•	enhance and expand our distribution and supply chain infrastructure;
•	expand our support capabilities;
•	forecast and control expenses;
•	enhance and expand our international operations; and
•	implement, improve and maintain our internal systems, procedures and controls.

We expect that our future growth will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, may develop more slowly than we expect or may never materialize. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products in a timely manner, and we may fail to satisfy customers’ expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely affect our business and operating results.

We intend to continue focusing on revenue growth and increasing our market penetration and international presence at the expense of near-term profitability by investing heavily in our business.

Our strategy is to increase our investments in marketing, sales, support and research and development at the expense of near-term profitability. We believe our decision to continue investing heavily in our business will be critical to our future success. We anticipate that our operating costs and expenses will increase substantially for the foreseeable future. In addition, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. Even if we achieve significant revenue growth, we may continue to experience losses, similar or greater than to those we have incurred historically.

We have not achieved profitability for any fiscal year since our inception. We incurred a net loss of approximately $183.2 million for the fiscal year ended January 31, 2015 and $169.5 million for the nine months ended October 31, 2015, and we had an accumulated deficit of $341.6 million and $511.0 million as of January 31, 2015 and October 31, 2015. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.

We have a limited operating history, which makes our future operating results difficult to predict.

We were founded in October 2009, but have generated substantially all of our revenue in the fiscal years ended January 31, 2014 and later. We have a limited operating history in an industry characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. All of these factors make our future operating results difficult to predict, which may impair our ability to manage our business and reduce your ability to assess our prospects.

You should not consider our revenue growth in prior quarterly or annual periods as indicative of our future performance. In future periods, we do not expect to achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to maintain adequate revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

The market for all-flash storage products is rapidly evolving, which makes it difficult to forecast customer adoption rates and demand for our products.

The market for all-flash storage products is rapidly evolving. As a result, our future financial performance will depend on the continued growth of this market and on our ability to adapt to emerging customer demands and trends. Sales of our products are currently focused on use cases that require performance storage products such as virtualization and transaction processing. Many of our target customers have never purchased all-flash storage products and may not have the desire or available budget to invest in a new technology such as ours. It is difficult to predict with any precision customer adoption rates, customer demand for our products or the future growth rate and size of our market. Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our storage platform could adversely affect the demand for our products. Further, although flash storage has a number of advantages as compared to other data storage alternatives, such as hard disk drives, flash storage has certain limitations as well, including a higher price per gigabyte of raw storage, more limited methods for data recovery and reduced performance gains for certain uses, such as sequential input/output, or I/O, transactions. A slowing in or reduced demand for all-flash storage products caused by lack of customer acceptance, technological challenges, alternative technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.

We face intense competition from a number of established companies and new entrants.

We face intense competition from a number of established companies that sell competitive storage products. These competitors include Cisco, Dell, EMC, HP Enterprise, Hitachi Data Systems, IBM, Lenovo and NetApp. These competitors, as well as other potential competitors, may have:

•	greater name recognition and longer operating histories;
•	larger sales and marketing and customer support budgets and resources;
•	broader distribution and established relationships with distribution partners and customers;
•	the ability to bundle storage products with other products and services to address customers’ requirements;
•	greater resources to make acquisitions;
•	larger and more mature intellectual property portfolios; and
•	substantially greater financial, technical and other resources.

We also face competition from a number of other companies, one or more of which may become significant competitors in the future. New competitors could emerge and acquire significant market share. The spinoff of HP Enterprise and the pending acquisition of EMC by Dell will introduce new competitive dynamics.  All of our competitors may utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage products. Our competitors may also choose to adopt more aggressive pricing policies than we choose to adopt. Some of our competitors have offered their products either at significant discounts or even for free in response to our efforts to market the overall benefits and technological merits of our products.

Many competitors have developed competing all-flash or hybrid storage technologies. For example, some of our competitors have developed all-flash storage products with data reduction technologies that directly compete with our products. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new services and technologies that may, or that they may claim to, offer greater performance and improved total cost of ownership as compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

Many of our established competitors have long-standing relationships with key decision makers at many of our current and prospective customers, which may inhibit our ability to compete effectively and maintain or increase our market share.

Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. We expect that our competitors will seek to leverage these existing relationships to discourage customers from purchasing our products. In particular, when competing against us, we expect our competitors to emphasize the perceived risks of relying on products from a company with a shorter operating history. Additionally, most of our prospective customers have existing storage systems manufactured by our competitors. This gives an incumbent competitor an advantage in retaining the customer because the incumbent competitor already understands the customer’s network infrastructure, user demands and IT needs. In the event that we are unable to successfully sell our products to new customers or persuade our customers from continuing to purchase our products, we may not be able to maintain or increase our market share and revenue, which could adversely affect our business and operating results.

Our ability to increase our revenue will substantially depend on our ability to attract, motivate and retain sales, engineering and other key personnel, including our management team, and any failure to attract, motivate and retain these employees could harm our business, operating results and financial condition.

Our ability to increase our revenue will substantially depend on our ability to attract and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. Our ability to attract, motivate or retain employees may be reduced as we become a public company, as the value of our stock fluctuates and as our employees have the opportunity to sell their equity in the future. We may not be successful in attracting, motivating and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we need a significant amount of time to train the new employees before they can become effective and efficient in performing their jobs. From time to time, there may be changes in our management team resulting from the hiring or departure of those individuals. Members of our management team, including our executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management, our business and operating results could suffer.

If we fail to adequately expand our sales force our growth will be impeded.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our sales force, both domestically and internationally. Identifying, recruiting and training qualified sales personnel require significant time, expense and attention. It can take time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the cost expectations of our customers, which is a complex and uncertain process. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete or less competitive. As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products. For example, in June 2015, we announced our new FlashArray//m product. If we are not able to successfully manage the transition from our FlashArray 400-Series product to our FlashArray//m product, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products that meet the needs of our customers in a timely or cost-effective fashion, we will lose market share and our operating results will be adversely affected.

Our research and development efforts may not produce successful products that result in significant revenue in the near future, if at all.

Developing new products and related enhancements is expensive and time intensive. Our investments in research and development may result in products that may not achieve market adoption, are more expensive to develop than anticipated, may take longer to generate revenue or may generate less revenue than we anticipate. Our future plans include significant investments in research and development for new products and related opportunities. We believe that we must continue to dedicate significant resources to our research and development efforts to maintain or expand our competitive position. However, these efforts may not result in significant revenue in the near future, if at all, which could adversely affect our business and operating results.

If we fail to successfully maintain or grow our relationships with channel partners, our business, operating results and financial condition could be harmed.

Our future success is highly dependent upon our ability to establish and maintain successful relationships with a variety of channel partners in markets where we do not have a large direct sales force or direct customer support personnel. In addition to selling our products, our partners may offer installation, post-sale service and support on our behalf in their local markets. In markets where we rely on partners more heavily, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services being provided to our customers in their local markets, could harm our business, operating results and financial condition.

Our channel partners may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. We typically enter into non-exclusive, written agreements with our channel partners. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our channel partners from offering products and services that compete with ours. Accordingly, our channel partners may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Additionally, our competitors may provide incentives to our existing and potential channel partners to use, purchase or offer their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.

Our gross margins are impacted by a variety of factors, are subject to variation from period to period and are difficult to predict.

Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. Over the fiscal year ended January 31, 2015, and the nine months ended October 31, 2015, our quarterly gross margins ranged from 53% to 61%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;
•	sales and marketing initiatives, discount levels, rebates and competitive pricing;
•	changes in customer, geographic or product mix, including mix of configurations within products;
•	the cost of components and freight;
•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;
•	the timing and amount of revenue recognized and deferred;
•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or product transitions;
•	an increase in product returns, order rescheduling and cancellations;
•	the timing of technical support service contracts and contract renewals;
•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions; and
•	product quality and serviceability issues.

Due to such factors, gross margins are subject to variation from period to period and are difficult to predict. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margins may make it difficult to manage our business and achieve or maintain profitability, which could materially harm our business, operating results and financial condition.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company, the price of our Class A common stock would likely decline.

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our products in any quarter, including product returns, order rescheduling and cancellations by our customers;
•	fluctuations in demand and prices for our products;
•	potential seasonality in the markets we serve;
•	our ability to control the costs of the components we use in our hardware products;
•	our ability to timely adopt subsequent generations of components into our hardware products;
•	disruption in our supply chains, component availability and related procurement costs;
•	reductions in customers’ budgets for IT purchases;
•	changes in industry standards in the data storage industry;
•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;
•	our ability to effectively manage product transitions as we introduce new products;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;
•	our ability to control costs, including our operating expenses; and
•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our Class A common stock to decline.

Our sales cycles can be long and unpredictable, particularly with respect to large orders, and our sales efforts require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our products, which may cause our operating results to fluctuate.

Our sales efforts involve educating our customers about the use and benefits of our products, including their technical capabilities and cost saving potential. Larger customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. Since we do not recognize revenue from a sale until title is transferred for the product, if we have a substantial portion of our sales at the end of a quarter, we may be unable to transfer title and recognize the associated revenue in that quarter. Furthermore, our products come with a 30-day money back guarantee, allowing a customer to return a FlashArray product within 30 days of receipt if the customer is not satisfied with its purchase for any reason. In addition, a portion of our sales in any quarter is generated by sales activity initiated during the quarter. These factors, among others, make it difficult for us to predict when customers may purchase our products. We may expend significant resources on an opportunity without ever achieving a sale, which may adversely affect our operating results and cause our operating results to fluctuate. In addition, if sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results may suffer.

Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our company culture, which we believe fosters innovation, creativity, teamwork, passion for customers and focus on execution, as well as facilitating critical knowledge transfer and knowledge sharing. As we grow and change, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

Because our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States, our business is susceptible to risks associated with international operations.

We maintain operations outside of the United States. We have been expanding and intend to continue to expand these operations in the future. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our international expansion efforts may not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	exposure to foreign currency exchange rate risk;
•	difficulties in collecting payments internationally, and managing and staffing international operations;
•	establishing relationships with channel partners in international locations;
•	the increased travel, infrastructure and legal compliance costs associated with international locations;
•	the burdens of complying with a wide variety of laws associated with international operations, including taxes and customs;
•	significant fines, penalties and collateral consequences if we fail to comply with anti-bribery laws;
•	heightened risk of improper, unfair or corrupt business practices in certain geographies;
•	potentially adverse tax consequences, including repatriation of earnings;
•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international operations and, consequently, our business, operating results and financial condition generally.

The sales prices of our products and services may decrease, which may reduce our gross profits and adversely impact our financial results.

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, the introduction of competing products or services or promotional programs. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and services offerings, if introduced, will enable us to maintain or improve our gross margins and achieve profitability.

We derive substantially all of our revenue from a single family of products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.

Our FlashArray family of products accounts for all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our current products to achieve broad market acceptance;
•	any decline or fluctuation in demand for our products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;
•	the introduction of competing products and technologies that replace or substitute, or represent an improvement over, our products; and
•	our inability to release enhanced versions of our products, including any related software, on a timely basis.

If the market for all-flash storage products grows more slowly than anticipated or if demand for our products declines, we may not be able to increase our revenue or achieve and maintain profitability.

Our products are highly technical and may contain undetected defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability to our customers and harm to our reputation and business.

Our products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of customers or increased service and warranty costs, any of which could adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.

We could face claims for product liability, tort or breach of warranty. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. Our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us, and our business, operating results and financial condition could be harmed.

Our brand name and our business may be harmed by the marketing strategies of our competitors.

Because of the early stage of our business, we believe that building and maintaining brand recognition and customer goodwill is critical to our success. Our efforts in this area have, on occasion, been hampered by the marketing efforts of our competitors, which have included statements about us and our products. If we are unable to effectively respond to the marketing efforts of our competitors and protect our brand and customer goodwill now or in the future, our business will be adversely affected.

Our products must interoperate with third party operating systems, software applications and hardware, and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may lose or fail to increase our market share and may experience reduced demand for our products.

Our products must interoperate with our customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which may be manufactured by a wide variety of vendors. When new or updated versions of these software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products will interoperate properly. For example, our Pure1 cloud-based management and support includes connectors to virtualization platforms, allowing our customers to manage the FlashArray from within native management tools, such as VMware and OpenStack. We may not deliver or maintain interoperability quickly, cost-effectively or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our products with these infrastructure components, our customers may not be able to fully utilize our products, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our products, which may harm our business, operating results and financial condition.

Our products must conform to industry standards in order to be accepted by customers in our markets.

Generally, our products comprise only a part of a datacenter. The servers, network, software and other components and systems of a data center must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in a datacenter to conform to prevailing industry standards. Often, these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected, which may harm our business.

Our ability to successfully market and sell our products is dependent in part on ease of use and the quality of our support offerings, and any failure to offer high-quality installation and technical support could harm our business.

Once our products are deployed within our customers’ data centers, customers depend on our support organization to resolve technical issues relating to our products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain qualified personnel, as well as to engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our product and business reputation and on recommendations from our existing customers. Although our products are designed to be interoperable with existing servers and systems, we may need to provide customized installation and configuration support to our customers before our products become fully operational in their environments. Any failure to maintain, or a market perception that we do not maintain, high-quality installation and technical support could harm our reputation, our ability to sell our products to existing and prospective customers and our business.

We rely on contract manufacturers to manufacture our products, and if we fail to manage our relationship with our contract manufacturers successfully, our business could be negatively impacted.

We rely on a limited number of contract manufacturers to manufacture our products. Our reliance on contract manufacturers reduces our control over the assembly process, and exposes us to risks, such as reduced control over quality assurance, costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, our ability to timely ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.

We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of these supply arrangements could delay shipments of our products and could harm our relationships with current and prospective customers.

We rely on a limited number of suppliers, and in some cases, on single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. For example, the CPUs utilized in our products are supplied by Intel Corporation, or Intel, and neither we nor our contract manufacturers have an agreement with Intel for the procurement of these CPUs. Instead, we purchase the CPUs either directly from Intel or through a reseller on a purchase order basis. Intel or its resellers could stop selling to us at any time or could raise their prices without notice. This reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:

•	the inability to obtain an adequate supply of key components, including solid-state drives;
•	price volatility for the components of our products;
•	failure of a supplier to meet our quality or production requirements;
•	failure of a supplier of key components to remain in business or adjust to market conditions; and
•	consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components.

As a result of these risks, we cannot assure you that we will be able to obtain enough of these key components in the future or that the cost of these components will not increase. If our supply of components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional components will be available when required or that components will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and harm our business, operating results and financial condition. Even if we are successful in growing our business, we may not be able to continue to procure components at reasonable prices, which may require us to enter into longer-term contracts with component suppliers to obtain these components at competitive prices. This could increase our costs and decrease our gross margins, harming our business, operating results and financial condition.

Managing the supply of our products and their components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our third-party manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. We have, in the past, had to write off inventory in connection with transitions to new product models. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that may be more readily available. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.

If we are unable to sell renewals of our maintenance and support services to our customers, our future revenue and operating results will be harmed.

Existing customers may not renew their maintenance and support agreements after the initial period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their available budget and the level of their satisfaction with our storage platform, customer support and pricing as compared to that offered by our competitors. If our customers renew their contracts, they may renew on terms that are less economically beneficial to us. We cannot assure you that our customers will renew their maintenance and support agreements, and if our customers do not renew their agreements or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

We expect that revenue from maintenance and support agreements will increase as a percentage of total revenue over time, and because we recognize this revenue over the term of the relevant contract period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

We expect that revenue from maintenance and support agreements will increase as a percentage of total revenue over time. We recognize maintenance and support revenue ratably over the term of the relevant service period. As a result, much of the maintenance and support revenue we report each quarter is derived from maintenance and support agreements that we sold in prior quarters. Consequently, a decline in new or renewed maintenance and support agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of maintenance and support is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our maintenance and support revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.

Adverse economic conditions or reduced datacenter spending may adversely impact our revenues and profitability.

Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on datacenter technology. Our business depends on the overall demand for datacenter infrastructure and on the economic health of our current and prospective customers. Weak economic conditions, or a reduction in datacenter spending, would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our products and services.

Third-party claims that we are infringing the intellectual property rights of others, whether successful or not, could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business could be harmed.

There is a substantial amount of intellectual property litigation in the flash-based storage industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition.

For example, in November 2013, EMC Corporation, or EMC, filed a complaint against us in the United States District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. In addition, in November 2013, EMC filed a complaint against us in the United States District Court for the District of Delaware, alleging infringement of five patents held by EMC. While we intend to vigorously defend ourselves in these lawsuits, we are unable to predict the ultimate outcome of this litigation. See the section titled “Legal Proceedings” for more information relating to this litigation.

Any intellectual property rights claim, including the lawsuits brought by EMC, against us or our customers, suppliers, and channel partners, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management’s resources and attention from operating our business and could force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. An adverse determination also could invalidate our intellectual property rights and prevent us from manufacturing and offering our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We may not be able to re-engineer our products successfully to avoid infringement, and we may have to seek a license for the infringed technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of these events could harm our business and financial condition.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers and channel partners from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights could harm our relationships with our customers, deter future customers from purchasing our products and expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and financial condition.

The success of our business depends in part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have hundreds of issued patents and patent applications in the United States and foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable in actions against alleged infringers. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.

Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management’s resources and attention, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available. An inability to adequately protect and enforce our intellectual property and other proprietary rights could harm our business and financial condition.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.

In addition to the protection afforded by patents, we rely on confidential proprietary information, including trade secrets and know-how to develop and maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information; however, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our IT systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could harm our business.

Our use of open source software could impose limitations on our ability to commercialize our products.

We use open source software in our products and expect to continue to use open source software in the future. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties in order to continue offering our products for certain uses or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may be required to discontinue providing some of our software in the event re-engineering cannot be accomplished on a timely basis, any of which could harm our business, operating results and financial condition.

System security risks, data protection breaches and cyber-attacks on our systems or products could compromise our proprietary information (or information of our customers), disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer, create additional liabilities and adversely affect our financial results and stock price.

In the ordinary course of business, we store sensitive data on our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may include personally identifiable information. Additionally, we design and sell products that allow our customers to store our customers’ data. The security of our own networks and the intrusion protection features of our product are both critical to our operations and business strategy.

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third party access to data or accounts, but these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks being accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions. The risk that these types of events could seriously harm our business is likely to increase as we expand our network of channel partners, resellers and authorized service providers and operate in more countries. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. If any of these types of security breaches, actual or perceived, were to occur and we were to be unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our products could decrease and we could be exposed to a risk of loss or litigation and possible liability.

We may further expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.

Our business strategy may, from time to time, include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.0 billion in annual revenue, (ii) the date on which we are deemed to be a “large accelerated filer,” meaning at least $700 million of equity securities are held by non-affiliates as of the prior July 31, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, and (iv) January 31, 2021, the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices we make to avail ourselves of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited and our prospects and financial condition could be harmed.

We are exposed to the credit risk of some of our customers, which could harm our business, operating results and financial condition.

Most of our sales are made on an open credit basis. As a general matter, we monitor individual customer payment capability when we grant open credit arrangements and may limit these open credit arrangements based on perceived creditworthiness. We also maintain allowances we believe are adequate to cover exposure for doubtful accounts. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in managing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

Sales to U.S. federal, state and local governments are subject to a number of challenges and risks that may adversely impact our business.

Sales to U.S. federal, state and local governmental agencies may in the future account for a significant portion of our revenue. Sales to such government entities are subject to the following risks:

•

selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•

government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

•

government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•

we sell our products to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations;

•

governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

•

governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.

We need to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and the failure to do so could have a material adverse effect on our business and stock price.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. When we are no longer an emerging growth company, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting. Over the last year, we have taken and continue to take additional steps to upgrade our finance and accounting function, including the hiring of additional finance and accounting personnel, and implement additional policies and procedures associated with the financial statement close process. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which would require additional financial and management resources.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. By the end of fiscal year ending January 31, 2017, we intend to complete the reorganization of our corporate tax structure and intercompany relationships to more closely align our corporate organization with the expansion of our international business activities. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of implementing the new corporate structure, our restructuring efforts will require us to incur expenses in the near term for which we may not realize any benefits.

Our intercompany relationships are, and after the implementation of our new corporate tax structure will continue to be, subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. In addition, following the implementation of our new corporate tax structure, if the intended tax treatment of the structure is not accepted by the applicable taxing authorities, there are changes in tax law that negatively impact the structure or we do not operate our business consistent with the structure and applicable tax laws and regulations, we may fail to achieve any tax advantages as a result of the new corporate structure, and our future operating results and financial condition may be negatively impacted.

Current U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial condition and operating results.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. For example, the European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive and the Waste Electrical and Electronic Equipment directive. Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition. Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition.

Governmental regulations affecting the import or export of products could negatively affect our revenue.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow of imports or exports. If we fail to obtain required import or export approval for our products, our international and domestic sales could be harmed and our revenue may be adversely affected. In many cases, we rely on vendors and channel partners to handle logistics associated with the import and export of our products, so our visibility and control over these matters may be limited. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which could harm our business, operating results and financial condition.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruption by man-made factors such as computer viruses or terrorism.

We have operations in locations, including our headquarters in California, that are subject to earthquakes and other natural catastrophic events, such as severe weather and geological events, which could disrupt our operations or the operations of those customers and suppliers. Our customers affected by a natural disaster could postpone or cancel orders of our products, which could negatively impact our business. Moreover, should any of our key suppliers fail to deliver components to us as a result of a natural disaster, we may be unable to purchase these components in necessary quantities or may be forced to purchase components in the open market at significantly higher costs. We may also be forced to purchase components in advance of our normal supply chain demand to avoid potential market shortages. We may not have adequate business interruption insurance to compensate us for losses due to a significant natural disaster or due to man-made factors. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition could be harmed.

Risks Related to Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold our Class B common stock, including our executive officers, employees and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our executive officers, employees and directors and their affiliates, collectively hold the vast majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 10% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Dr. Dietzen and Messrs. Colgrove and Hatfield retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members, Dr. Dietzen and Mr. Colgrove each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. However, as stockholders, Dr. Dietzen and Messrs. Colgrove and Hatfield are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and legal restrictions on resale lapse, the trading price of our Class A common stock could decline. Based on shares outstanding as of October 31, 2015, we had outstanding a total of 28,750,000 shares of Class A common stock and 161,229,673 shares of Class B common stock. Of these shares, only the shares of Class A common stock are freely tradable, without restriction, in the public market. All shares of our Class B common stock are currently restricted from resale as a result of lock-up and market standoff agreements. These securities will become available to be sold on April 4, 2016.  Morgan Stanley & Co. LLC and Goldman, Sachs & Co. , however, may, in their discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. After the lock-up agreements expire, all outstanding shares of Class B common stock will be eligible for sale in the public market. Shares held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

In addition, 68,929,551 shares of Class B common stock are subject to outstanding options as of October 31, 2015. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. The shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

The trading price of our Class A common stock has been and may continue to be highly volatile, and an active, liquid, and orderly market for our Class A common stock may not be sustained.

The trading price of our Class A common stock has been, and will likely continue to be, highly volatile.  Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $12.91 to $19.74, through December 3, 2015. Some of the factors, many of which are beyond our control, affecting our volatility may include:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;
•	actual or anticipated changes in our results of operations or fluctuations in our operating results;
•	whether our operating results meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both;
•	general economic conditions and trends;
•	major catastrophic events;
•	sales of large blocks of our stock; or
•	departures of key personnel.

The stock markets in general, and market prices for the securities of technology-based companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business, operating results and financial condition.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our Class A common stock will likely be influenced by research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We have never paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our common stock increases.

We will continue to incur increased costs as a result of being a public company.

As a public company, we expect to incur significant legal, accounting and other expenses. In addition, new rules implemented by the SEC and NYSE require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our Class A common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•

provide for a dual class common stock structure, so that certain stockholders will have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets and which could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial;

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	prohibit stockholders from calling a special meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay, or prevent a change of control of our company.

Any provision of our amended and restated certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Since August 1, 2015, we have made sales of the following unregistered securities:

(1) From August 1, 2015 to October 6, 2015, we granted stock options and restricted stock awards under our 2009 Plan and 2015 Plan to purchase an aggregate of 9,762,499 shares of our Class B common stock at exercise price of $17.00 per share to our employees and consultants.

(2) From August 1, 2015 through October 6, 2015, we sold an aggregate of 400,655 shares of our Class B common stock to current and former employees and consultants at a weighted-average exercise price of $3.79 per share pursuant to exercises of options granted under our 2009 Plan for aggregate proceeds of $1.5 million.

The issuances and sales of the securities listed in (1) and (2) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from our Initial Public Offering of Class A Common Stock

In October 2015, we closed our IPO, in which we sold 28,750,000 shares of Class A common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was $488.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206312), which was declared effective by the SEC on October 6, 2015. The offering commenced on October 6, 2015 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. Morgan Stanley & Co. and Goldman, Sachs & Co. acted as joint book-running managers for the IPO and Barclays, Allen & Company LLC and BofA Merrill Lynch acted as book-running managers. We raised approximately $459.4 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $29.3 million.  Offering expenses incurred by us we $4.5 million.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Bylaws.	S-1	333-206312	3.4	9/09/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/09/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: December 10, 2015	By:	/s/ SCOTT DIETZEN
Scott Dietzen
Chief Executive Officer and Director (Principal Executive Officer)

Date: December 10, 2015	By:	/s/ TIMOTHY RIITTERS
Timothy Riitters
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Bylaws.	S-1	333-206312	3.4	9/09/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/09/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.