Form 10-K
period 2016-01-31
Pure Storage, Inc.
filed 2016-03-25
CIK 1474432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37570

Pure Storage, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1069557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Castro Street, Suite 400

Mountain View, California 94041

(Address of principal executive offices, including zip code)

(800) 379-7873

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange. The registrant’s common stock began trading on the New York Stock Exchange on October 7, 2015. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2016 was approximately $1,249 million (based on a closing sale price of $13.01 per share as reported for the New York Stock Exchange on January 29, 2016). For the purpose of this calculation, shares of common stock held by the registrant’s current officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. As of March 22, 2016, there were 47,780,342 shares of the Registrant’s Class A common stock outstanding and 144,330,855 shares of the Registrant’s Class B common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended January 31, 2016.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our ability to sustain or manage our expansion and growth, our expectations that average sales prices may decrease over time, our plans to expand and continue to invest internationally, our plans to expand the research and development organization as well as the sales and marketing function and channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses, despite significant revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding technological leadership and market opportunity, our ability to realize benefits from our investments, our ability to innovate and introduce new products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, expectations concerning relationships with third parties, including channel partners and customers, the adequacy of our intellectual property rights, and expectations concerning pending legal proceedings and related costs.

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

Investors should not rely upon forward-looking statements as predictions of future events. We cannot assure investors that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. Investors should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

Pure Storage Twitter Account (twitter.com/PureStorage)

Pure Storage Company Blog (blog.purestorage.com)

Pure Storage Facebook Page (facebook.com/PureStorage)

Pure Storage LinkedIn Page (linkedin.com/company/pure-storage)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and our company blog, in addition to following our press releases, public conference calls and webcasts, and filings with the Securities and Exchange Commission (the “SEC”). This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K. These channels may be updated from time to time on Pure Storage's investor relations website.

Item 1. Business.

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

Our next-generation storage platform and business model are the result of our team’s substantial experience in enterprise storage and web-scale infrastructure, as well as frustration with the industry’s status quo. This deep industry understanding led to the development of our three-part integrated platform: the Purity Operating Environment, our flash-optimized software, FlashArray, our modular and scalable all-flash array hardware, and Pure1, our cloud-based management and support. Our platform can deliver a 10X acceleration in business applications over legacy disk-based storage. It is also designed to be compatible with existing infrastructure, substantially more reliable, and power and space efficient.

Our business model builds on our technical innovations to reverse the traditional storage business model. Instead of moving data between old and new systems via forklift upgrades, we keep business data and applications in place and upgrade technology around it. Our platform and business model are designed to add value to customers for a decade or more, reducing total cost of storage ownership while increasing loyalty.

Our innovations help rebalance the data center by closing the performance gap between legacy storage technology and servers and networks. But it is the simplicity of our platform and business model that is revolutionizing the enterprise storage experience. Together, our innovations have helped our customers realize the promise of the cloud model for IT and the benefits of Moore’s Law. This has yielded industry-leading Satmetrix-certified Net Promoter scores, based on the results of customer satisfaction surveys.

Since launching FlashArray in May 2012, our customer base has grown to over 1,650 customers. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. Our platform is used for a broad set of storage use cases, including database applications, private and public cloud infrastructure, virtual server infrastructure and virtual desktop infrastructure. Our platform helps customers increase employee productivity, improve operational efficiency, make better decisions through faster, more accurate analytics and deliver more compelling user experiences to their customers and partners.

We sell our platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement.

Recent Developments

In March 2016, we announced a new entry-level model of our FlashArray product, called FlashArray//10, and FlashStack Mini, a new converged infrastructure solution that combines the new entry-level FlashArray with UCS servers and networking from Cisco, and virtualization software from VMware or Microsoft for a complete solution. We expect that the new entry-level FlashArray and FlashStack Mini will be generally available in June 2016.

In March 2016, we announced our new FlashBlade product, an elastic scale-out system that delivers all-flash performance to terabyte-scale and multi-petabyte-scale data sets. Elasticity software implements a common object store in the FlashBlade system, as well as storage services such as data reduction, encryption and data protection, and scale-out protocol services such as NFS (file) and S3 (object). Following an early access phase, we expect that FlashBlade will be available on directed basis for production use in the second half of calendar 2016.

Our Strategy

Key elements of our growth strategy include:

•

Relentlessly Innovate and Maintain Technology Leadership. We will continue to invest in product innovation and technology leadership and plan to enhance our flash-optimized software, modular and scalable hardware and cloud-based management and support. We have released multiple generations of our FlashArray products since our founding in 2009 and release enhanced software versions of our Purity Operating Environment with new features periodically. In March 2016, we announced our FlashBlade product, an elastic all-flash scale-out system. We believe that continued innovation is critical to addressing the complex and changing requirements of data storage and that maintaining our technology leadership will help us expand our addressable market.

•

Continue to Drive Large Customer Adoption. We believe that our market is large and untapped as a significant number of enterprises, service providers and government organizations have yet to adopt all-flash storage throughout their technology infrastructure. We intend to grow our base of customers by promoting our platform, increasing our investment in sales and marketing and teaming our network of channel partners. We are investing in our account teams to cultivate strong relationships with our larger customers, which, in collaboration with our channel partners, should allow us to further penetrate large enterprises across all verticals, industries and geographies.

•

Further Leverage our Channel Ecosystem. We have been successful in using a channel-focused model to drive our sales, and we continue to believe that by partnering with the channel and service providers, we can reach the broadest number of customers. By investing in training, demand generation and partner programs, we believe we can enable many of our partners to independently identify, qualify, sell and upgrade customers, with limited involvement from us. We intend to continue to invest in our channel to add scalable distribution partners, systems integration partners and service provider partners, including providers of cloud-based infrastructure offerings.

•

Drive Greater Penetration into our Existing Customer Base. We believe our over 1,650 customers represent a significant opportunity for us to realize incremental sales. We sell additional products and services to our customers as the data within their existing application deployments naturally grows and as customers migrate additional applications to our platform. We estimate that we have only penetrated a small portion of the total footprint in many of our larger customers.

•

Cultivate our Inspirational Culture. We believe our culture is a critical part of our success. We strive to maintain an exciting and supportive atmosphere that attracts great talent and inspires our employees to excel and deliver a differentiated experience for our customers. The five core values upon which our Puritan company culture is based are customer-first, creativity, teamwork, persistence and ownership. These values permeate our company and help define our business, customer, shareholder and employee objectives.

•

Leverage our Technology Ecosystem. We have developed strategic relationships with a number of technology vendors to allow integration of our platform with their offerings, enabling a streamlined experience for our customers. We have developed FlashStack, our converged infrastructure offering which incorporates best of breed solutions from Cisco, VMware, Citrix and Microsoft, and we also have developed a variety of application-specific solutions, including optimizing our platform for high performance database applications such as Oracle, SAP and Microsoft and virtual infrastructure such as VMware, Citrix and OpenStack.

Innovative Technology and Business Model

Our next-generation storage platform is comprised of three integrated components, all designed from the ground-up for solid-state storage: the Purity Operating Environment, our flash-optimized software; FlashArray, our modular and scalable all-flash array hardware; and Pure1, our cloud-based management and support. These three components are complemented by our innovative business model, which is designed to improve our customers’ experience related to the procurement, upgrade, expansion and ownership of storage.

Purity Operating Environment

The heart of our storage platform is the Purity Operating Environment, our proprietary software that runs across all FlashArray generations and is included with the purchase of our hardware. Key features of our Purity Operating Environment include:

•

FlashReduce: Data reduction technologies to reduce the effective cost of flash. FlashReduce combines inline deduplication, inline compression, and background reduction technologies to maximize the amount of data that can be stored on the flash media, thereby reducing its effective cost per gigabyte. Our proprietary FlashReduce technology employs a variable block size reduction and can deliver up to 2X better data reduction as compared to the leading competitive products, resulting in an average of greater than 5-to-1 data reduction across a wide range of use cases and data types.

•

FlashProtect: Enterprise-grade reliability and data protection. FlashProtect implements high availability, or HA, enabling the FlashArray to self heal in the face of hardware or software failures, and RAID-3D dual parity protection to ensure that flash device failures, latent bit errors or slow response within a particular flash device do not have any impact on the overall array. FlashProtect is designed to maintain performance through these failures and enables our arrays to be easily upgraded without scheduled downtime, setting new expectations for storage resiliency. The Purity Operating Environment also implements strong data-at-rest encryption of all data, all the time.

•

FlashRecover: Local and remote data protection built-in. FlashRecover provides a comprehensive and tightly integrated backup and disaster recovery solution, including local snapshots, replication, remote snapshots and automated policy management, thereby decreasing cost and complexity of data protection.

•

FlashCare: Extends life and ensures performance of consumer-grade flash. FlashCare extends the life expectancy and improves the performance and reliability of flash by writing data in a manner that is optimized for the geometry of flash. FlashCare enables a FlashArray to effectively mix multiple generations, types and suppliers of flash, allowing flexibility and expandability over time for our customers as well as providing supplier flexibility for Pure.

FlashArray Hardware

FlashArray is a modular all-flash storage array designed to maximize the performance and density of flash, optimize the advanced software services that the Purity Operating Environment provides, and minimize overall solution cost for customers. We have brought multiple generations of FlashArray to market. We sell both the FlashArray 400-Series and the newer FlashArray//m. The FlashArray 400-Series features independent controllers and storage shelves, while the latest generation FlashArray//m features a chassis-based design, fully integrating HA controllers and flash in a single appliance. We presently offer the FlashArray//m20, FlashArray//m50 and FlashArray//m70 models.   FlashArray//m is based upon an in-house hardware design enabling us to further optimize performance, density and cost. FlashArray is built around the following principles and innovations:

•

Modularity and Upgradability. All FlashArrays are designed to be modular and upgradable over time, enabling our vision of Evergreen Storage and eliminating the 3 to 5 year forklift refresh cycle of legacy storage systems. We have advanced this modular design in FlashArray//m, which, similar to blade servers, provides a long-lived chassis that affords easy customization to serve growing deployments, evolving use cases and incremental improvement over time. Our compute-efficient design enables the non-disruptive introduction of new modules and expansion of arrays.

•

Rapid Innovation. Our FlashArrays are based upon two core technologies, Intel CPUs and consumer-grade flash memory, both of which have historically improved consistent with Moore’s Law. Consumer-grade flash has been the first to introduce improved features and functionality and continues to lead flash memory innovations. The FlashArray’s modular design allows us to periodically deliver both processor and flash upgrades, and enables customers to adopt these advances within their existing FlashArrays without data migration, downtime or performance impact. We intend to continue to release new hardware modules and software features and updates for the FlashArray on a more rapid pace than our legacy competitors.

•

Maximum Performance. Our FlashArrays are designed to maximize the performance of flash. FlashArray//m leverages native high bandwidth and low latency PCIe/NVMe networking to modules and controllers, a SAS fabric for external expansion and high-performance non-volatile RAM and flash modules. As a result, our FlashArrays deliver hundreds of thousands of storage input/output operations per second at less than 1 millisecond average latency, which is generally at least 10X faster than traditional disk-based storage.

•

High Density, Low Cost. We have introduced cost and density improvements in each succeeding generation of our FlashArray. FlashArray//m fully-integrates controller and flash modules inside the three rack unit chassis, allowing for significant component cost reduction and increase density. More importantly, the FlashArray//m often utilizes one-tenth the power and space as compared to the legacy disk-based storage it replaces.

•

Simplicity and Reliability. Our FlashArray//m consolidates all components into an appliance-like form factor to improve simplicity and reliability. With a single component to rack, install and service, the FlashArray//m is designed to be extremely simple without sacrificing the scalability and upgradability of an enterprise array. Overall system reliability is also improved by removing unnecessary components, such as cables, cards and shelves, each of which adds failure risk to the system. Uptime across our FlashArray install base has exceeded 99.999% since early 2013.

•

End-to-End Flash Optimization. Because we both design our FlashArray chassis, controllers and flash modules in-house, and develop all of our Purity Operating Environment software specifically for our hardware, we are able to realize end-to-end optimizations between software and flash. This allows us to deliver solutions with high density and power efficiency, tight integration for simplicity and at a lower cost. We expect further synergies in this regard as we continue our innovation more deeply in end-to-end hardware and software optimization.

Pure1 Management and Support

Pure1 is a cloud-based management and support platform that enables our customers, our support staff and our partners to seamlessly and securely collaborate to maximize the reliability of the Pure Storage platform while minimizing management overhead and cost to the customer. Our cloud-based platform removes the need for dedicated storage management infrastructure, enables customers to monitor a global storage deployment from a mobile device and simplifies integration with other data center management solutions. Our FlashArrays embed our Pure1 technology, which creates an “always-on” support connection to Pure Storage, sending telemetric data to Pure to help us deliver a more proactive management and support experience. This approach has helped to drive high levels of customer satisfaction. We have a Net Promoter score of approximately 80, based on customer satisfaction surveys. Pure1 consists of three integrated modules:

•

Pure1 Manage is an integrated suite of on-array and cloud-based management tools that perform multi-array monitoring and management tasks. In addition, Pure1 maintains detailed performance and capacity utilization information for years, allowing customers to analyze historical performance and capacity growth to plan for future deployments. The Pure1 management model is dramatically simpler than that of the legacy storage platforms—the basic operating commands fit on a single, folding business card. In our view, only by removing decades of accumulated complexity from the management model of legacy storage can we achieve the promise of the software-defined, cloud-friendly data center.

•

Pure1 Connect includes a comprehensive set of automation interfaces, with both full command-line interface and REST API access to all management functions of the FlashArray. Pure1 also includes connectors to popular virtualization platforms such as VMware vSphere and OpenStack, allowing our customers to natively manage the FlashArray from within their virtualization management tools.

•

Pure1 Support couples our innovative support technology and cloud automation with highly skilled engineers to proactively deliver a superior support experience. By using automated analytics to monitor our customers’ arrays, we can detect and alert customers proactively of potential problems and ensure that when one customer has an issue, other customers at risk are identified and notified. With Pure1, we initiate most support calls to the customer. When issues are identified we can often resolve them in conjunction with the customer before they have an impact on overall array health. Pure1 also includes a RemoteAssist capability, which enables our support personnel, with customer approval, to log in to a FlashArray and perform resolution and even routine maintenance tasks, removing even more of the storage management burden from customers.

Pure1 Support is offered in two primary levels: Advanced and Premium. Pure1 Support Advanced includes 24x7 phone support with 30-minute maximum response time for critical issues, proactive monitoring, and a next-business-day service level for on-site replacement of failed hardware components. Pure1 Support Premium expands upon the service level of Advanced by reducing the maximum response time to 15 minutes for critical issues and reducing the service level for on-site parts replacement to 4 hours.

Business Model Innovation

In addition to our product leadership and differentiated customer experience, our business model innovation helps us achieve our vision of Evergreen Storage. We believe that the traditional storage business model is expensive, resource intensive and detrimentally impacts customer operations. Pure’s alternative approach is designed to eliminate this pain. We believe that it will be difficult for legacy storage vendors to copy our business model innovations given their dependence on complex licensing programs and regular forklift array replacement upgrades. We have created the following business model innovations and programs:

•

All Software Included. All software functionality of the Purity Operating Environment is included in the base purchase price of a FlashArray, and our customers receive software updates and new features at no additional cost, so long as the customer maintains an active maintenance and support agreement. This approach is attractive to customers for its simplicity and fairness.

•

Forever Flash. Our Forever Flash program is a new approach to the storage array purchase and expansion lifecycle, which is enabled by our modular FlashArray hardware. Forever Flash provides an alternative to the traditional 3-to-5 year replacement cycle, instead allowing customers to incrementally improve array performance and capacity as needed, dramatically reducing cost and risk while increasing predictability. This enables customers to both extend the useful life of their hardware and avoid the cost and risk of recurring data migration. The Forever Flash program has three components that encourage ongoing ownership, expansion and continuous improvements in performance:

•

Flat and Fair. Our maintenance and support renewal rates are flat over time for a given array purchased by a customer, effectively serving as a promise that we will not increase the cost of maintenance in “out years” as many other vendors do.

•

Free Every Three. Customers who continually maintain active maintenance and support for three years are entitled to an included controller refresh with each additional three year maintenance and support renewal. This modernizes a deployed FlashArray, enables the latest performance, features and scale and encourages capacity expansion while reducing our support costs.

•

Forever Maintenance. We will replace any failed hardware components, including flash media, indefinitely as long as a customer maintains active maintenance and support. This alleviates customer concerns over flash wear-out over time. We have seen low failure rates of our flash hardware during actual use, and we have designed this hardware to sustain more than a decade of operation.

•

Love Your Storage Guarantee. Our Love Your Storage Guarantee program was designed to help customers avoid the need to conduct proof of concept testing before purchase. Instead customers can buy a FlashArray for a given deployment with the assurance that if they are not satisfied with the purchase for any reason, they can return it for a full refund within 30 days.

Our Customers

We target large and medium-sized enterprises, state, local and federal governments, schools and healthcare organizations globally. Our customer base includes over 1,650 organizations as of January 31, 2016. We have deployed our storage platform with customers across multiple industry verticals. Our storage platform has been deployed in some of the largest and most sophisticated enterprise infrastructures in the world as well as smaller organizations with limited IT expertise or budget, such as hospitals, municipalities and school districts. Actual customer deployments range from a single FlashArray that can store a few terabytes of data to dozens of FlashArrays that, in the aggregate, can store multiple petabytes of data. No individual customer represented more than 10% of our revenue in the fiscal year ended January 31, 2016.

Sales and Marketing

Sales. We sell our storage platform predominantly through a high touch, channel-fulfilled sales model. Our sales organization supports our channel partners and is responsible for large-account penetration, global account coordination and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers.

We intend to continue to expand our partner relationships to further extend our sales coverage and to invest in education, training and programs to increase the ability of our channel partners to sell our products independently. We expect to continue to grow our sales organization and expand our international sales presence. Generally, our sales representatives have become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products and participate in classroom and field training. We optimize our sales management efforts to help our sales representatives optimize their productivity throughout their tenure. Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support, solutions engineering for our customers and technical training for our channel partners. No individual channel partner represented more than 10% of our revenue in the fiscal year ended January 31, 2016.

Technology Alliances. We work closely with technology partners that help us deliver world-class solutions to our customers and ensure the efficient deployment and support of their data center infrastructure. Our technology partners include application partners such as Microsoft, Oracle and SAP and infrastructure partners such as Arista, Brocade, Cisco, Citrix, CommVault, RedHat, Symantec and VMware. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new and retain existing customers.

Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating product advantages, driving customer demand and generating leads for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions and digital marketing and public relations.

Research and Development

Our research and development efforts are focused primarily on improving our existing products and developing new products. Our products integrate both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Most of our research and development team is based in Mountain View, California. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to dedicate significant resources to our continued research and development efforts.

Research and development expenses were $36.1 million, $92.7 million and $166.6 million for the fiscal years ended January 31, 2014, 2015 and 2016.

Manufacturing

Our contract manufacturers, Avnet, Inc. (“Avnet”), and Hon Hai Precision Industry Co., Ltd., known as Foxconn, manufacture, assemble, test and package our products in accordance with our specifications. Our contract manufacturers generally procure the hardware components for final assembly of our products. Most of the components are purchased from sources that we believe are readily available from other suppliers.

We provide our contract manufacturers a rolling forecast for anticipated orders, which our contract manufacturers use to build finished products. The product mix and volumes are adjusted based on anticipated demand and actual sales and shipments in prior periods. Our contract manufacturers are generally able to respond to changes in our product mix or volume without significant delay or increased costs. Our agreement with Avnet is terminable at any time by either party upon 90 days written notice and does not provide for any specific purchase volumes. Our agreement with Foxconn has a three-year term that is subject to optional extensions absent notice of termination by either party. This agreement is terminable at any time by either party with 180-days’ prior notice. Our agreements with our contract manufacturers do not provide for any specific volume purchase commitments and orders are placed on a purchase order basis. We work closely with our contract manufacturers to meet our product delivery requirements and to manage the manufacturing process and quality control.

Backlog

We typically accept and ship orders within a short time frame. In general, customers may cancel or reschedule orders without penalty, and delivery schedules requested by customers in their purchase orders vary based upon each customer’s particular needs. As a result, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.

Seasonality

We generally experience the lowest demand for our products and services in the first quarter of our fiscal year and the greatest demand for our products and services in the last quarter of our fiscal year, which is consistent with the seasonality of the IT industry as a whole.

Competition

We operate in the intensely competitive data storage market that is characterized by constant change and innovation. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, performance scalability and enterprise features of storage systems. Our main competitors fall into two categories:

•	large storage system vendors such as EMC, Hitachi Data Systems and NetApp that offer a broad range of storage systems targeting various use cases and end markets; and
•

large systems companies such as Dell, HP, Lenovo and IBM that have acquired or licensed specialist storage technology in recent years to complement their internally-developed storage offerings and have the technical and financial resources to bring competitive products to market.

In addition, we compete against smaller specialized storage companies, including next-generation vendors of hybrid storage as well as vendors of hyper-converged products, defined as server compute and storage combined within a single chassis. As our market grows, it will attract new startups, more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively. We also compete against large-scale cloud providers, known for developing storage systems internally, who serve as alternatives to our products for a variety of customer workloads.

We believe the principal competitive factors in the storage market are as follows:

•	Product features and enhancements, including ease of use, performance, reliability and scalability;
•	Product pricing and total cost of ownership;
•	Product interoperability with customer networks and backup software;
•	Global sales and distribution capability;
•	Ability to take advantage of improvements in industry standard components; and
•	Customer support and service.

We believe we generally compete favorably with our competitors on the basis of these factors as a result of our hardware and software, product capabilities, ability to deliver the benefits of all-flash storage to a broad set of customers, management simplicity, ease of use and differentiated customer support. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution and larger and more mature intellectual property portfolios.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secret laws, license agreements, confidentiality procedures, employee disclosure and invention assignment agreements and other contractual rights.

We have hundreds of issued patents and patent applications in the United States and foreign countries. Our issued patents have expiration dates ranging from 2016 to 2035. We also license technology from third parties when we believe it will facilitate our product offerings or business. We have adopted a policy under which we will not assert patents acquired to date from third parties offensively, other than as part of a counterclaim.

Employees

We believe the expertise of our people and our culture is a key enabler of our technology leadership. We had over 1,300 employees worldwide as of January 31, 2016. None of our employees is represented by a labor union or covered by a collective bargaining arrangement.

Information about Segment and Geographic Areas

The segment and geographic information required herein is contained in the notes to our consolidated financial statements.

Corporate Information

We were incorporated in Delaware in October 2009 as OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. Our principal executive offices are located at 650 Castro Street, Suite 400, Mountain View, California 94041, and our telephone number is (800) 379-7873. Our website address is www.purestorage.com. Information contained on or accessible through our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Pure Storage, the “P” logo, Purity Operating Environment, FlashArray, Pure1, Evergreen, FlashBlade, Elasticity and other trade names, trademarks or service marks of Pure Storage appearing in this report are the property of Pure Storage. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

Available Information

We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”).

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our consolidated financial statements and the related notes appearing in this annual report, before deciding to invest in our Class A common stock. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. In such event, the trading price of our Class A common stock could decline and investors might lose all or part of their investment.

Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and we may not be able to sustain or manage future growth effectively.

We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and may experience rapid growth in future periods. For example, from January 31, 2014 to January 31, 2015, our headcount increased from over 350 to over 800 employees, and to over 1,300 employees as of January 31, 2016. Our future operating results will depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we believe that we must, among other things, effectively:

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

We have not achieved profitability for any fiscal year since our inception. We incurred a net loss of approximately $213.8 million for the fiscal year ended January 31, 2016, and we had an accumulated deficit of $563.4 million as of January 31, 2016. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.

We have a limited operating history, which makes our future operating results difficult to predict.

We were founded in October 2009, but have generated substantially all of our revenue in the fiscal years ended January 31, 2014 and later. We have a limited operating history in an industry characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. All of these factors make our future operating results difficult to predict, which may impair our ability to manage our business and reduce investors’ ability to assess our prospects.

Investors should not consider our revenue growth in prior quarterly or annual periods as indicative of our future performance. In future periods, we do not expect to achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to maintain adequate revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

The market for all-flash storage products is rapidly evolving, which makes it difficult to forecast customer adoption rates and demand for our products.

The market for all-flash storage products is rapidly evolving. As a result, our future financial performance will depend on the continued growth of this market and on our ability to adapt to competitive dynamics and emerging customer demands and trends. Sales of our products are currently focused on use cases that require performance storage products such as virtualization and transaction processing. Many of our target customers have never purchased all-flash storage products and may not have the desire or available budget to invest in a new technology such as ours. It is difficult to predict with any precision customer adoption rates, customer demand for our products or the future growth rate and size of our market. Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our storage platform could adversely affect the demand for our products. For instance, offerings from large-scale cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us. Further, although flash storage has a number of advantages as compared to other data storage alternatives, such as hard disk drives, flash storage has certain limitations as well, including a higher price per gigabyte of raw storage, more limited methods for data recovery and reduced performance gains for certain uses, such as sequential input/output, or I/O, transactions. A slowing in or reduced demand for all-flash storage products caused by lack of customer acceptance, technological challenges, alternative technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.

We face intense competition from a number of established companies and new entrants.

We face intense competition from a number of established companies that sell competitive storage products. These competitors include Dell, EMC, HP Enterprise, Hitachi Data Systems, IBM, Lenovo and NetApp. These competitors, as well as other potential competitors, may have:

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

We also face competition from a number of other companies, one or more of which may become significant competitors in the future. For example, some cloud providers are expanding quickly, and their offerings could, if we are unable to effectively sell to these providers, displace demand for our storage products. New competitors could emerge and acquire significant market share. The spinoff of HP Enterprise, the acquisition of SolidFire by NetApp and the pending acquisition of EMC by Dell will introduce new competitive dynamics.  All of our competitors may utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage products. Our competitors may also choose to adopt more aggressive pricing policies than we choose to adopt. Some of our competitors have offered their products either at significant discounts or even for free in response to our efforts to market the overall benefits and technological merits of our products.

Many competitors have developed competing all-flash or hybrid storage technologies. For example, several of our competitors have introduced all-flash storage products with performance-focused designs and/or with data reduction technologies that directly compete with our products. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new services and technologies that may, or that they may claim to, offer greater performance and improved total cost of ownership as compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

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

Our ability to increase our revenue will substantially depend on our ability to attract and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. Our ability to attract, motivate or retain employees may be reduced, as the value of our stock fluctuates and as our employees have the opportunity to sell their equity in the future. We may not be successful in attracting, motivating and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we need a significant amount of time to train the new employees before they can become effective and efficient in performing their jobs. From time to time, there may be changes in our management team resulting from the hiring or departure of those individuals. Members of our management team, including our executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management, our business and operating results could suffer.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the cost expectations of our customers, which is a complex and uncertain process. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete or less competitive. As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products. For example, in March 2016, we announced our new FlashArray//m10 and FlashBlade products. If we are not able to successfully manage the development and release of these products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products that meet the needs of our customers in a timely or cost-effective fashion, we will lose market share and our operating results will be adversely affected.

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

Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. Over the fiscal year ended January 31, 2016, our quarterly gross margins ranged from 58% to 65%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company, the price of our Class A common stock would likely decline.

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

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, the introduction of competing products or services or promotional programs. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices for our products will decrease over product life cycles. We cannot assure investors that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and services offerings, if introduced, will enable us to maintain or improve our gross margins and achieve profitability.

We derive substantially all of our revenue from a single family of products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.

Our FlashArray family of products accounts for nearly all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

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

Generally, our products comprise only a part of a data center. The servers, network, software and other components and systems of a data center must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in a data center to conform to prevailing industry standards. Often, these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected, which may harm our business.

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

We rely on a limited number of suppliers, and in some cases, on single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. For example, the CPUs utilized in our products are supplied by Intel Corporation (“Intel”), and neither we nor our contract manufacturers have an agreement with Intel for the procurement of these CPUs. Instead, we purchase the CPUs either directly from Intel or through a reseller on a purchase order basis. Intel or its resellers could stop selling to us at any time or could raise their prices without notice. This reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:

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

As a result of these risks, we cannot assure investors that we will be able to obtain enough of these key components in the future or that the cost of these components will not increase. If our supply of components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional components will be available when required or that components will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and harm our business, operating results and financial condition. Even if we are successful in growing our business, we may not be able to continue to procure components at reasonable prices, which may require us to enter into longer-term contracts with component suppliers to obtain these components at competitive prices. This could increase our costs and decrease our gross margins, harming our business, operating results and financial condition.

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

Existing customers may not renew their maintenance and support agreements after the initial period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their available budget and the level of their satisfaction with our storage platform, customer support and pricing as compared to that offered by our competitors. If our customers renew their contracts, they may renew on terms that are less economically beneficial to us. We cannot assure investors that our customers will renew their maintenance and support agreements, and if our customers do not renew their agreements or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

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

Adverse economic conditions or reduced data center spending may adversely impact our revenues and profitability.

Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on data center technology. Continuing global economic uncertainty and political and fiscal challenges in the United States and abroad could adversely impact data center spending. Our business depends on the overall demand for data center infrastructure and on the economic health of our current and prospective customers. Weak economic conditions, or a reduction in data center spending, would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our products and services.

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

For example, in November 2013, EMC Corporation (“EMC”), filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. In addition, in November 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging infringement of five patents held by EMC. In March 2016, a jury returned a verdict awarding EMC $14.0 million in royalty damages for infringement of one patent in the patent lawsuit. While we are vigorously defending ourselves in these lawsuits and may challenge the findings in the patent lawsuit, we are unable to predict the ultimate outcome of these legal matters. See the section titled “Legal Proceedings” for more information relating to these legal matters.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have hundreds of issued patents and patent applications in the United States and foreign countries. We cannot assure investors that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable in actions against alleged infringers. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.

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

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure investors that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.0 billion in annual revenue, (ii) the  fiscal year end on which we are deemed to be a “large accelerated filer,” meaning at least $700 million of equity securities are held by non-affiliates as of the prior July 31, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, and (iv) January 31, 2021, the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices we make to avail ourselves of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.

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

Most of our sales are made on an open credit basis. As a general matter, we monitor individual customer payment capability when we grant open credit arrangements and may limit these open credit arrangements based on perceived creditworthiness. We also maintain allowances we believe are adequate to cover exposure for doubtful accounts. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure investors these programs will be effective in managing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. When we are no longer an emerging growth company, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting. Over the last year, we have taken and continue to take additional steps to upgrade our finance and accounting function, including the hiring of additional finance and accounting personnel, and implement additional policies and procedures associated with the financial statement close process. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In the future, we may decide to reorganize our corporate tax structure and intercompany relationships to more closely align our corporate organization with the expansion of our international business activities. Although we anticipate that such steps could achieve a reduction in our overall effective tax rate in the future as a result of implementing the new corporate structure, our restructuring efforts will require us to incur expenses in the near term for which we may not realize any benefits.

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

Risks Related to Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold our Class B common stock, including our executive officers, employees and directors and their affiliates, which limits investors’ ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our executive officers, employees and directors and their affiliates, collectively hold the vast majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 10% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from investors and may vote in a way with which investors disagree and which may be adverse to investors’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and legal restrictions on resale lapse, the trading price of our Class A common stock could decline. As of January 31, 2016, we had outstanding a total of 28,769,572 shares of Class A common stock and 161,739,883 shares of Class B common stock. Of these shares, nearly all of the shares of Class A common stock are freely tradable, without restriction, in the public market. All shares of our Class B common stock are currently restricted from resale as a result of lock-up and market standoff agreements. These securities will become available to be sold on April 4, 2016.  Morgan Stanley & Co. LLC and Goldman, Sachs & Co., however, may, in their discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. After the lock-up agreements expire, nearly all outstanding shares of Class B common stock will be eligible for sale in the public market. As of January 31, 2016, there were 94,468,119 outstanding shares of our common stock held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act.  In addition, on March 15, 2016, we issued and sold to employees 1,433,556 shares of Class A common stock pursuant to our 2015 Employee Stock Purchase Plan, which will be freely tradeable without restriction on April 4, 2016.

In addition, 68,932,087 shares of common stock are subject to outstanding options or restricted stock unit awards as of January 31, 2016, of which 26,665,304 shares will be vested and eligible for sale as of April 4, 2016. After the lock-up agreements expire, these shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. The shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

The trading price of our Class A common stock has been and may continue to be highly volatile, and an active, liquid, and orderly market for our Class A common stock may not be sustained.

The trading price of our Class A common stock has been, and will likely continue to be, highly volatile.  Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $11.64 to $19.74, through March 18, 2016. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, investors may only receive a return on their investment in our Class A common stock if the market price of our common stock increases.

We will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and expect to incur significant legal, accounting and other expenses. In addition, new rules implemented by the SEC and New York Stock Exchange (“NYSE”) require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Mountain View, California. We also maintain offices in multiple locations in the United States and internationally in Europe, Asia, Australia, South America and Africa. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. Legal Proceedings.

On November 4, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. The complaint seeks damages and injunctive relief. On November 26, 2013, we answered and counterclaimed, denying EMC’s allegations and alleging that EMC surreptitiously obtained and tested our product in a manner that constituted misappropriation of our trade secrets, a breach of contract, breach of the covenant of good faith and fair dealing, unlawful interference with our contractual and business relationships as well as unfair competition and a violation of Massachusetts General Law 93A, Sections 2 and 11. On November 18, 2014, we amended our counterclaim, additionally alleging that EMC has engaged in commercial disparagement, violated the Lanham Act and engaged in defamation. Our counterclaim seeks damages and declaratory and injunctive relief. Fact discovery deadline has passed. Expert discovery is scheduled to conclude on April 15, 2016, and the deadline for filing dispositive motions is May 6, 2016. The District Court has scheduled a trial date for October 24, 2016.

In a separate litigation matter, on November 26, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging infringement of five patents held by EMC. The five patents are U.S. Patent 6,904,556 entitled “Systems and Methods Which Utilize Parity Sets,” U.S. Patent 6,915,475 entitled “Data Integrity Management for Data Storage Systems,” U.S. Patent 7,373,464 entitled “Efficient Data Storage System” and the related U.S. Patent 7,434,015 entitled “Efficient Data Storage System” and U.S. Patent 8,375,187 entitled “I/O Scheduling For Flash Drives.” The complaint seeks damages and injunctive and equitable relief, with respect to the FlashArray 400-Series and predecessor products. Prior to trial, EMC dropped U.S. Patent No. 6,915,475 from the suit, and the District Court found, in a summary judgment ruling, that we did not infringe U.S. Patent No. 8,375,187 and did infringe certain claims of U.S. Patent No. 7,434,015, (“’015 patent”). The remaining two patents and the validity of ‘015 patent went to trial.

On March 15, 2016, the jury returned a verdict finding that we did not infringe U.S. Patent Nos. 6,904,556 and 7,373,464, and that the ‘015 patent, which the District Court ruled us to have infringed, is valid. The jury awarded EMC $14.0 million in royalty damages for infringement of the '015 patent. The jury declined to award any lost profit damages. On March 21, 2016, EMC filed an additional complaint for infringement of the '015 patent with respect to the FlashArray//m product, which EMC did not seek permission from the District Court to add to the lawsuit when FlashArray//m was launched in June of 2015. This new complaint seeks damages and injunctive and equitable relief based on the District Court's previous ruling with respect to the '015 patent.

We believe there are strong grounds to challenge the infringement ruling by the District Court and the validity finding by the jury, with respect to the ‘015 patent. We intend to vigorously challenge the findings with respect to the ‘015 patent in post-trial motions before the District Court and, if necessary, appeal to the U.S. Court of Appeals for the Federal Circuit.

We cannot however assure investors that these matters will ultimately be resolved in our favor. While we are confident in our position, an adverse judgment could impact our ability to conduct our business and to offer our products and services to our customers. This, in turn, would harm our revenue, market share, reputation, liquidity and overall financial position. Whether or not we prevail in these matters, we expect that the litigation may continue to be expensive, time consuming and a distraction to our management.

In addition, we may, from time to time, be involved in various legal proceedings arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock began trading publicly on the New York Stock Exchange (“NYSE”) under the ticker symbol “PSTG” on October 7, 2015. Prior to that time, there was no public market for our Class A common stock. The following table sets forth, for the periods indicated, the high and low sale prices of our Class A common stock as reported by the NYSE since our initial public offering (“IPO”).

Fiscal Year 2016 Quarter Ended:	High	Low
October 31, 2015 (from October 7, 2015)	$20.60	$15.50
January 31, 2016	$18.39	$12.26

Our Class B common stock is not listed nor traded on any stock exchange.

Holders of Record

As of January 31, 2016, there were 5 holders of record of our Class A common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.  As of January 31, 2016, there were approximately 470 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Sale of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From February 1, 2015 through January 31, 2016, we sold and issued the following unregistered securities:

(1)

Prior to filing our registration statement on Form S-8 in October 2015, we issued and sold an aggregate of 1,711,812 shares of Class B common stock to employees, directors and consultants upon the exercise of stock options under our 2009 Equity Incentive Plan at a weighted-average exercise price of $2.64 per share.

(2)

Prior to filing our registration statement on Form S-8 in October 2015, we granted stock options and stock awards to employees, directors and consultants under our 2009 Equity Incentive Plan and 2015 Equity Incentive Plan to purchase an aggregate of 18,158,824 shares of our Class B common stock, at a weighted-average exercise price of $15.77 per share.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds

In October 2015, we closed our IPO, in which we sold 28,750,000 shares of Class A common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was $488.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206312), which was declared effective by the SEC on October 6, 2015. The offering commenced on October 6, 2015 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. Morgan Stanley & Co. and Goldman, Sachs & Co. acted as joint book-running managers for the IPO and Barclays, Allen & Company LLC and BofA Merrill Lynch acted as book-running managers. We raised approximately $459.4 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $29.3 million. Offering expenses incurred by us were $4.5 million.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated October 6, 2015, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer

None.

Trading Plans

Our Insider Trading Policy permits directors, officers, and other employees covered under the policy to establish, subject to certain conditions and limitations set forth in the policy, written trading plans which are intended to comply with Rule 10b5-1 under the Exchange Act, which permits automatic trading of common stock of Pure Storage, Inc. or trading of common stock by an independent person (such as a stockbroker) who is not aware of material, nonpublic information at the time of the trade.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pure Storage, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from October 7, 2015 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2016 of the cumulative total return for our Class A common stock. The graph assumes that $100 was invested on October 7, 2015 in the common stock of Pure Storage, Inc., the NYSE Composite Index, and NYSE Arca Tech 100 Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The selected consolidated statements of operations data for the fiscal years ended January 31, 2014, 2015 and 2016 and the consolidated balance sheet data as of January 31, 2015 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 31, 2014 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended January 31,
	2014	2015	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$39,228	$154,836	$375,733
Support	3,505	19,615	64,600
Total revenue	42,733	174,451	440,333
Cost of revenue:
Product(1)	19,974	63,425	132,870
Support(1)	4,155	14,127	35,023
Total cost of revenue	24,129	77,552	167,893
Gross profit	18,604	96,899	272,440
Operating expenses:
Research and development(1)	36,081	92,707	166,645
Sales and marketing(1)	54,750	152,320	240,574
General and administrative(1) (2)	5,902	32,354	75,402
Total operating expenses	96,733	277,381	482,621
Loss from operations	(78,129)	(180,482)	(210,181)
Other income (expense), net	(141)	(1,412)	(2,002)
Loss before provision for income taxes	(78,270)	(181,894)	(212,183)
Provision for income taxes	291	1,337	1,569
Net loss	$(78,561)	$(183,231)	$(213,752)
Net loss per share attributable to common stockholders, basic and diluted(3)	$(3.24)	$(6.56)	$(2.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(3)	24,237	27,925	82,460

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2014	2015	2016
	(in thousands)
Cost of revenue—product	$253	$303	$276
Cost of revenue—support	316	1,273	2,388
Research and development	11,477	22,512	31,135
Sales and marketing	9,014	22,466	16,966
General and administrative	506	6,479	7,460
Total stock-based compensation expense	$21,566	$53,033	$58,225

Stock-based compensation expense for the fiscal years ended January 31, 2014 and 2015 included $13.3 million and $27.6 million, respectively, of cash paid for the repurchase of common stock in excess of fair value. Please see Note 9 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for additional information.

(2)	Includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation for the fiscal year ended January 31, 2016.
(3)

Please see Note 10 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of January 31,
	2014	2015	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$130,885	$192,707	$604,742
Working capital (1)	137,396	224,362	603,538
Total assets (1)	182,479	356,290	870,783
Deferred revenue, current and non-current portion	16,827	73,669	216,204
Convertible preferred stock	262,970	543,940	—
Total stockholders’ (deficit) equity	(116,087)	(299,830)	563,354

(1)

Includes certain reclassifications that have been made to balances as of January 31, 2014 and 2015 in order to conform to the current year presentation of deferred taxes as we early adopted ASU 2015-17. Please refer to Note 2 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investors should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled” Risk Factors” and in other parts of this Annual Report on Form 10-K. See also the section titled “Note Regarding Forward-Looking Statements” in this report.  Our fiscal year end is January 31.

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
•

In March 2016, we announced our new FlashBlade product, our new elastic scale-out system that delivers all-flash performance to terabyte-scale and multi-petabyte-scale data sets. FlashBlade is expected to be available on directed basis in the second half of calendar 2016. We also announced a new entry-level model of our FlashArray product and FlashStack Mini, a new converged infrastructure solution.  The new entry-level FlashArray product and FlashStack Mini solution is expected to be generally available in June 2016.

Since launching FlashArray in May 2012, our customer base has grown to over 1,650 customers. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented over 10% of revenue for the fiscal years ended January 31, 2014, 2015 and 2016.

We have grown rapidly in recent periods, with revenue increasing from $42.7 million for the fiscal year ended January 31, 2014 to $174.5 million for the fiscal year ended January 31, 2015 and to $440.3 million for the fiscal year ended January 31, 2016, representing year-over-year revenue growth of 308% and 152% for our two most recent fiscal years. We expect that the rate of growth in our revenue will continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $78.6 million, $183.2 million, and $213.8 million, respectively, for the fiscal years ended January 31, 2014, 2015 and 2016.

Since our founding, we have invested heavily in growing our business. Our headcount increased from approximately 800 employees as of January 31, 2015 to over 1,300 employees as of January 31, 2016. At January 31, 2016, we had approximately 450, 600 and 100 employees in research and development, sales and marketing and general and administrative, respectively, with the remainder primarily related to support and operations. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing storage platform and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. Our investments in research and development may result in enhancements or products that may not achieve adequate levels of market adoption, are more expensive to develop than anticipated, may take longer to generate revenue or may generate less revenue than we anticipate. We expect that our results of operations and cash flows will be impacted by the timing, size and level of success of these product development investments.

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

In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, even though our revenue generated from customers outside of the United States was 23% and 22% of our total revenue for the fiscal years ended January 31, 2015 and 2016, our international operations are relatively new and we have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our international expansion efforts may not be successful.

As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

Our Business Model

Currently, we sell our platform predominantly through a high touch, channel-fulfilled model. Our global sales force works collaboratively with our channel partners. Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented over 10% of revenue for the fiscal years ended January 31, 2014, 2015 and 2016.

Our business model enables customers to broadly adopt flash for a wide variety of workloads in their data center, with some of our most innovative customers adopting all-flash data centers. We do not charge separately for software, meaning that when a customer buys a FlashArray, all software functionality of the Purity Operating Environment is included in the base purchase price, and the customer is entitled to updates and new features as long as the customer maintains an active maintenance and support agreement. Product revenue is recognized at the time title and risk of loss have transferred. Support revenue is recognized ratably over the term of the related maintenance and support agreement, generally ranging from 1 to 3 years. By keeping our business model simple and efficient, we allow customers to buy more products and expand their footprint more easily while allowing us to reduce our sales and marketing costs.

To deliver on the next level of operational simplicity and support excellence, we designed Pure1, our integrated cloud-based management and support. Pure1 enables our customers, support staff and partners to collaborate to achieve the best customer experience and is included with an active maintenance and support agreement. In addition, our Forever Flash program provides our customers who continually maintain active maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In this way, our customers improve and extend the service life of their arrays, we reduce our cost of support by keeping the array modern and we encourage capacity expansion. In accordance with multiple-element arrangement accounting guidance, we recognize the allocated revenue of the controllers and expense the related cost in the period in which we ship these controllers.

The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. For all customers that have been with us for at least 12 months as of January 31, 2016, for every $1 of initial product purchase, our top 25 customers on average spent more than $12 on new product purchases in the first 18 months following their initial purchase.

Factors Affecting Our Performance

Adoption of All-Flash Storage Systems

Organizations are increasingly replacing traditional disk-based systems with all-flash storage systems to achieve the performance they need. Our success depends on the adoption of all-flash storage systems in IT infrastructures. Although flash is expected to penetrate the data center at a rapid rate, a lack of demand for all-flash storage systems for any reason, including technological challenges associated with the use of all-flash memory, the cost or availability of all-flash memory or the adoption of competing technologies and products, would adversely affect our growth prospects. To the extent more organizations recognize the benefits of all-flash memory in data center storage systems and as the adoption of all-flash memory storage technology increases, our target customer base will expand. Our business and results of operations will be significantly affected by the speed with which organizations implement all-flash storage systems.

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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded no U.S. federal income tax and provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Fiscal Year Ended January 31,
	2014	2015	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$39,228	$154,836	$375,733
Support	3,505	19,615	64,600
Total revenue	42,733	174,451	440,333
Cost of revenue:
Product(1)	19,974	63,425	132,870
Support(1)	4,155	14,127	35,023
Total cost of revenue	24,129	77,552	167,893
Gross profit	18,604	96,899	272,440
Operating expenses:
Research and development(1)	36,081	92,707	166,645
Sales and marketing(1)	54,750	152,320	240,574
General and administrative(1) (2)	5,902	32,354	75,402
Total operating expenses	96,733	277,381	482,621
Loss from operations	(78,129)	(180,482)	(210,181)
Other income (expense), net	(141)	(1,412)	(2,002)
Loss before provision for income taxes	(78,270)	(181,894)	(212,183)
Provision for income taxes	291	1,337	1,569
Net loss	$(78,561)	$(183,231)	$(213,752)

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2014	2015	2016
	(in thousands)
Cost of revenue—product	$253	$303	$276
Cost of revenue—support	316	1,273	2,388
Research and development	11,477	22,512	31,135
Sales and marketing	9,014	22,466	16,966
General and administrative	506	6,479	7,460
Total stock-based compensation expense	$21,566	$53,033	$58,225

Stock-based compensation expense for the fiscal years ended January 31, 2014 and 2015 included $13.3 million and $27.6 million of cash paid for the repurchase of common stock in excess of fair value. Please see Note 9 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for additional information.

(2)	Includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation for the fiscal year ended January 31, 2016.

	Fiscal Year Ended January 31,
	2014	2015	2016
Percentage of Revenue Data:
Revenue:
Product	92%	89%	85%
Support	8	11	15
Total revenue	100	100	100
Cost of revenue:
Product	47	36	30
Support	10	8	8
Total cost of revenue	57	44	38
Gross profit	43	56	62
Operating expenses:
Research and development	84	53	38
Sales and marketing	128	87	55
General and administrative	14	19	17
Total operating expenses	226	159	110
Loss from operations	(183)	(103)	(48)
Other income (expense), net	—	(1)	—
Loss before provision for income taxes	(183)	(104)	(48)
Provision for income taxes	1	1	1
Net loss	(184)%	(105)%	(49)%

Revenue

	Fiscal Year Ended January 31,		Change		Fiscal Year Ended January 31,		Change
	2014	2015	$	%	2015	2016	$	%
	(dollars in thousands)
Product revenue	$39,228	$154,836	$115,608	295%	$154,836	$375,733	$220,897	143%
Support revenue	3,505	19,615	16,110	460%	19,615	64,600	44,985	229%
Total revenue	$42,733	$174,451	$131,718	308%	$174,451	$440,333	$265,882	152%

Total revenue increased by $265.9 million, or 152%, during the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increase in product revenue was driven by sales of our FlashArray//m that was launched in June 2015 and sales of our 400-Series product to a growing number of new and existing customers. The number of customers grew from over 700 as of January 31, 2015 to over 1,650 as of January 31, 2016. The increase in support revenue was driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as the full year revenue impact from such agreements sold in the previous year.

Total revenue increased by $131.7 million, or 308%, during the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The increase in product revenue was driven by higher sales to a growing number of customers. The number of customers grew from approximately 200 as of January 31, 2014 to over 700 as of January 31, 2015. The increase in support revenue was driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as the full year revenue impact from such agreements sold in the previous year.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,		Change		Fiscal Year Ended January 31,		Change
	2014	2015	$	%	2015	2016	$	%
	(dollars in thousands)
Product cost of revenue	$19,974	$63,425	$43,451	218%	$63,425	$132,870	$69,445	109%
Support cost of revenue	4,155	14,127	9,972	240%	14,127	35,023	20,896	148%
Total cost of revenue	$24,129	$77,552	$53,423	221%	$77,552	$167,893	$90,341	116%
Product gross margin	49%	59%			59%	65%
Support gross margin	(19%)	28%			28%	46%
Total gross margin	43%	56%			56%	62%

Cost of revenue increased by $90.3 million, or 116%, for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations. The increase in support cost of revenue was primarily attributable to higher costs in our customer support organization primarily driven by increased personnel costs and an increase in parts replacement in support of our maintenance and support agreements. Total headcount in these functions increased 84% from January 31, 2015 to January 31, 2016.

Total gross margin increased from 56% during the fiscal year ended January 31, 2015 to 62% during the fiscal year ended January 31, 2016. Product gross margin increased 6 points from the fiscal year ended January 31, 2015 to the fiscal year ended January 31, 2016, primarily driven by a shift in the mix of products sold as we transitioned to FlashArray//m, as well as continued cost reduction on certain key components. Support gross margin increased 18 points from the fiscal year ended January 31, 2015 to the fiscal year ended January 31, 2016, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base as well as operational efficiencies.

Cost of revenue increased by $53.4 million, or 221%, for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations. The increase in support cost of revenue was primarily attributable to higher costs in our customer support organization primarily driven by increased personnel costs and an increase in parts replacement in support of our maintenance and support agreements. Total headcount in these functions increased 176% from January 31, 2014 to January 31, 2015.

Total gross margin increased from 43% during the fiscal year ended January 31, 2014 to 56% during the fiscal year ended January 31, 2015. Product gross margin increased 10 points from the fiscal year ended January 31, 2014 to the fiscal year ended January 31, 2015, primarily driven by higher sales volume and lower average component costs. Support gross margin increased 47 points from the fiscal year ended January 31, 2014 to the fiscal year ended January 31, 2015 primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base as well as operational efficiencies.

Operating Expenses

Research and Development

	Fiscal Year Ended January 31,		Change		Fiscal Year Ended January 31,		Change
	2014	2015	$	%	2015	2016	$	%
	(dollars in thousands)
Research and development	$36,081	$92,707	$56,626	157%	$92,707	$166,645	$73,938	80%

Research and development expense increased by $73.9 million, or 80%, during the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, as we continued to develop new and enhanced product offerings. The increase was primarily driven by an increase of $47.9 million in salary and related costs, including an increase of $8.6 million in stock-based compensation expense, as headcount increased by 71% from January 31, 2015 to January 31, 2016. The increase in stock-based compensation expense from the increased headcount was partially offset by an additional expense of $9.5 million recognized for the repurchase of common stock in connection with a tender offer during the fiscal year ended January 31, 2015. There was no similar repurchase during the fiscal year ended January 31, 2016. The remainder of the $73.9 million increase was primarily attributable to $13.2 million in depreciation expense on test equipment, $6.2 million in professional services, and $3.5 million in prototype expenses.

Research and development expense increased by $56.6 million, or 157%, during the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014, as we continued to develop new and enhanced product offerings. The increase was primarily driven by an increase of $33.0 million in salary and related costs, including an increase of $11.0 million in stock-based compensation expense, as headcount increased by 115% from January 31, 2014 to January 31, 2015. The remainder of the increase was primarily attributable to $9.7 million in prototype expenses, $6.6 million in depreciation expense on test equipment and $3.6 million in professional services.

Sales and Marketing

	Fiscal Year Ended January 31,		Change		Fiscal Year Ended January 31,		Change
	2014	2015	$	%	2015	2016	$	%
	(dollars in thousands)
Sales and marketing	$54,750	$152,320	$97,570	178%	$152,320	$240,574	$88,254	58%

Sales and marketing expense increased by $88.3 million, or 58%, during the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $49.9 million in salary and related costs, which included an increase of $19.5 million in sales commission expense, as headcount increased by 50% from January 31, 2015 to January 31, 2016, partially offset by a decrease of $5.5 million in stock-based compensation expense. The decrease in stock-based compensation expense was due to an additional expense of $13.9 million recognized for the repurchase of common stock in connection with a tender offer during the fiscal year ended January 31, 2015. There was no similar repurchase during the fiscal year ended January 31, 2016. The remainder of the $88.3 million increase was primarily attributable to $23.4 million in marketing program costs partly related to our FlashArray//m launch, $6.9 million in professional services, and $6.4 million in travel and entertainment expense.

Sales and marketing expense increased by $97.6 million, or 178%, during the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $69.5 million in salary and related costs, including an increase of $16.7 million in sales commission expense and an increase of $13.5 million in stock-based compensation expense, as we increased our headcount by 115% from January 31, 2014 to January 31, 2015. The remainder of the $97.6 million increase was primarily attributable to $10.6 million in marketing programs, $6.2 million in travel and entertainment expense, $6.2 million in allocated overhead costs for facilities and $3.3 million in professional services.

General and Administrative

	Fiscal Year Ended January 31,		Change		Fiscal Year Ended January 31,		Change
	2014	2015	$	%	2015	2016	$	%
	(dollars in thousands)
General and administrative	$5,902	$32,354	$26,452	448%	$32,354	$75,402	$43,048	133%

General and administrative expense increased by $43.0 million, or 133%, during the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015. The increase was primarily due to a one-time non-cash charge of $11.9 million for an equity grant to the Pure Good Foundation in September 2015 and an increase of $9.2 million in salary and related costs, which included an increase of $1.0 million in stock-based compensation expense, as we increased our headcount by 57% from January 31, 2015 to January 31, 2016. The increase in stock-based compensation expense from increased headcount was partially offset by an additional expense of $3.4 million recognized for the repurchase of common stock in connection with a tender offer during the fiscal year ended January 31, 2015. There was no similar repurchase during the fiscal year ended January 31, 2016.  Additionally, legal, consulting, accounting and audit fees increased by $19.1 million as we expanded internationally and prepared to become and now operate as a public company.

General and administrative expense increased by $26.5 million, or 448%, during the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The increase was primarily due to an increase of $12.2 million in salary and related costs, including an increase of $6.0 million in stock-based compensation expense, as we increased our headcount by 188% from January 31, 2014 to January 31, 2015. Additionally, legal, consulting, accounting and audit fees increased by $9.7 million as we expanded internationally and prepared to become a public company. The remainder of the increase was primarily attributable to an increase of $2.9 million in allocated overhead costs for facilities.

Other Income (Expense), Net

	Fiscal Year Ended January 31,		Change		Fiscal Year Ended January 31,		Change
	2014	2015	$	%	2015	2016	$	%
	(dollars in thousands)
Other income (expense), net	$(141)	$(1,412)	$(1,271)	901%	$(1,412)	$(2,002)	$(590)	42%

Other expense, net increased during the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 primarily due to losses from foreign currency transactions as we expanded internationally, partially offset by interest income earned on cash and cash equivalents.

Other expense, net increased during the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 primarily due to an increase in losses from foreign currency transactions.

Provision for Income Taxes

	Fiscal Year Ended January 31,		Change		Fiscal Year Ended January 31,		Change
	2014	2015	$	%	2015	2016	$	%
	(dollars in thousands)
Provision for income taxes	$291	$1,337	$1,046	359%	$1,337	$1,569	$232	17%

The provision for income taxes increased during the fiscal year ended January 31, 2016 compared to the year ended January 31, 2015 primarily related to taxes on international operations as we continued our global expansion and higher state income and franchise taxes.

The provision for income taxes increased during the fiscal year ended January 31, 2015 compared to the year ended January 31, 2014 primarily related to taxes on international operations as we continued our global expansion.

Quarterly Results of Operations

The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2016, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Three Months Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
	(unaudited, in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$22,166	$31,087	$43,753	$57,830	$63,618	$71,192	$113,573	$127,350
Support	2,482	3,677	5,436	8,020	10,459	13,469	17,791	22,881
Total revenue	24,648	34,764	49,189	65,850	74,077	84,661	131,364	150,231
Cost of revenue:
Product (1)	9,793	12,815	16,676	24,141	22,712	27,641	41,995	40,522
Support (1)	1,795	3,129	3,827	5,376	6,924	7,497	9,058	11,544
Total cost of revenue	11,588	15,944	20,503	29,517	29,636	35,138	51,053	52,066
Gross profit	13,060	18,820	28,686	36,333	44,441	49,523	80,311	98,165
Operating expenses:
Research and development (1)	12,807	27,726	22,863	29,311	31,682	38,188	43,065	53,710
Sales and marketing (1)	25,115	46,448	38,224	42,533	48,327	59,517	63,803	68,927
General and administrative (1)(2)	4,925	9,494	7,415	10,520	12,692	15,227	29,022	18,461
Total operating expenses	42,847	83,668	68,502	82,364	92,701	112,932	135,890	141,098
Loss from operations	(29,787)	(64,848)	(39,816)	(46,031)	(48,260)	(63,409)	(55,579)	(42,933)
Other income (expense), net	(122)	(185)	(410)	(695)	(703)	(371)	(171)	(757)
Loss before provision for income taxes	(29,909)	(65,033)	(40,226)	(46,726)	(48,963)	(63,780)	(55,750)	(43,690)
Provision for income taxes	139	118	171	909	157	57	751	604
Net loss	$(30,048)	$(65,151)	$(40,397)	$(47,635)	$(49,120)	$(63,837)	$(56,501)	$(44,294)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
	(unaudited, in thousands)
Cost of revenue—product	$73	$156	$35	$39	$56	$40	$43	$137
Cost of revenue—support	86	812	159	216	333	521	657	877
Research and development	2,432	12,715	3,399	3,966	3,625	6,804	8,195	12,511
Sales and marketing	1,436	15,925	2,315	2,790	3,444	2,536	4,559	6,427
General and administrative	424	4,084	823	1,148	1,401	1,899	2,085	2,075
Total stock-based compensation expense	$4,451	$33,692	$6,731	$8,159	$8,859	$11,800	$15,539	$22,027

Stock-based compensation for the three months ended July 31, 2014 included $27.6 million of cash paid for the repurchase of common stock in excess of fair value. See Note 9 to our consolidated financial statements for additional information.

(2)	For the three months ended October 31, 2015, includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation.

	Three Months Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
	(unaudited, in thousands)
Percentage of Revenue Data:
Revenue:
Product	90%	89%	89%	88%	86%	84%	86%	85%
Support	10	11	11	12	14	16	14	15
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	40	37	34	37	31	33	32	27
Support	7	9	8	8	9	9	7	8
Total cost of revenue	47	46	42	45	40	42	39	35
Gross margin	53	54	58	55	60	58	61	65
Operating expenses:
Research and development	52	80	46	45	43	45	33	36
Sales and marketing	102	134	78	65	65	70	48	46
General and administrative	20	27	15	15	17	18	22	12
Total operating expenses	174	241	139	125	125	133	103	94
Loss from operations	(121)	(187)	(81)	(70)	(65)	(75)	(42)	(29)
Other income (expense), net	—	—	(1)	(1)	(1)	—	—	—
Loss before provision for income taxes	(121)	(187)	(82)	(71)	(66)	(75)	(42)	(29)
Provision for income taxes	1	—	—	1	—	—	(1)	—
Net loss	(122)%	(187)%	(82)%	(72)%	(66)%	(75)%	(43)%	(29)%

Liquidity and Capital Resources

As of January 31, 2016, we had cash and cash equivalents of $604.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $555.3 million. We expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

Prior to our IPO, we financed our operations principally through private placements of our convertible preferred stock. We received net proceeds of $543.9 million from the issuance of shares of our convertible preferred stock and we repurchased $78.2 million of shares of common stock from our employees.  In October 2015, we completed our IPO of Class A common stock, in which we sold 28,750,000 shares, including 3,750,000 shares from the full exercise of the underwriters’ overallotment option. The shares were sold at an initial public offering price of $17.00 per share for net proceeds of $459.4 million, after deducting underwriting discounts and commissions of $29.3 million. We also incurred offering costs of $4.5 million.

In August 2014, we entered into a two-year revolving line of credit facility to provide up to $15.0 million based on 80% of qualifying accounts receivable. Borrowings under the line of credit bear interest at the lender’s prime rate plus 1%. The revolving line of credit facility is collateralized by substantially all of our assets, excluding any intellectual property. It also contains various covenants, including covenants related to the delivery of financial and other information, as well as limitations on dispositions, mergers, consolidations and other corporate activities. As of January 31, 2015 and 2016, we had no borrowings from this line of credit and were in compliance with all financial covenants.

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

As of January 31, 2015 and 2016, we had letters of credit in the aggregate amount of $4.6 million and $7.1 million in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through March 2023.

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2014	2015	2016
	(in thousands)
Net cash used in operating activities	$(67,229)	$(143,695)	$(7,856)
Net cash used in investing activities	(15,307)	(52,965)	(41,840)
Net cash provided by financing activities	163,301	258,482	461,731

Operating Activities

Net cash used in operating activities during the fiscal year ended January 31, 2016 was $7.9 million, which resulted from a net loss of $213.8 million, partially offset by non-cash charges for stock-based compensation expense and contribution of common stock to the Pure Good Foundation of $58.2 million and $11.9 million, $32.3 million for depreciation and amortization and net cash inflows of $104.6 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $142.5 million increase in deferred revenue, a $49.6 million increase in accrued compensation and other liabilities and accounts payable and a $1.5 million decrease in inventory, partially offset by a $67.3 million increase in accounts receivable, $13.0 million increase in deferred commissions, and $8.7 million increase in prepaid expenses and other assets. The increase in deferred revenue and deferred commissions was primarily due to new sales order growth during the fiscal year ended January 31, 2016. The increases in accounts receivable, accrued compensation and other liabilities and accounts payable were primarily attributed to revenue growth and increased activities to support overall business growth.  In addition, the increase in accrued compensation and other liabilities is partially attributable to $12.5 million of employee contribution in connection with our 2015 Employee Stock Purchase Plan (“2015 ESPP”) offering.

Net cash used in operating activities during the fiscal year ended January 31, 2015 was $143.7 million, which resulted from a net loss of $183.2 million and net cash outflows of $1.5 million from changes in operating assets and liabilities, partially offset by non-cash charges of $25.4 million for stock-based compensation and $15.4 million for depreciation and amortization. The net cash outflows from changes in operating assets and liabilities was primarily the result of increases of $44.2 million in accounts receivable, $13.7 million in inventory, $9.8 million in deferred commissions and $6.6 million in prepaid expenses and other assets, partially offset by increases of $56.8 million in deferred revenue and $15.9 million in accrued compensation and other liabilities and accounts payable. The increase in accounts receivable, deferred revenue and deferred commissions was primarily due to revenue and new sales order growth during the year. The increase in inventory, accrued compensation and other liabilities and accounts payable was primarily attributable to increased activities to support overall business growth. Net cash used in operating activities also included $27.6 million of cash paid for the repurchase of common stock from our employees in excess of fair value.

Net cash used in operating activities during the fiscal year ended January 31, 2014 was $67.2 million, which resulted from a net loss of $78.6 million and net cash outflows of $1.5 million from changes in operating assets and liabilities, partially offset by non-cash charges of $8.3 million for stock-based compensation and $4.4 million for depreciation and amortization. The net cash outflows from changes in operating assets and liabilities was primarily the result of increases of $12.0 million in accounts receivable, $7.1 million in deferred commissions, $5.1 million in inventory and $4.4 million in prepaid expenses and other assets, partially offset by increases of $15.1 million in deferred revenue and $12.0 million in accrued compensation and other liabilities and accounts payable. The increase in accounts receivable, deferred revenue and deferred commissions was primarily due to revenue and new sales order growth during the year. The increase in inventory, accrued compensation and other liabilities and accounts payable was primarily attributable to increased activities to support overall business growth. Net cash used in operating activities also included $13.3 million of cash paid for the repurchase of common stock from our employees in excess of fair value.

Investing Activities

Net cash used in investing activities during the fiscal year ended January 31, 2016 of $41.8 million resulted primarily from capital expenditures of $39.4 million and an increase in restricted cash related to security deposits for new office spaces of $2.5 million.

Net cash used in investing activities during the fiscal year ended January 31, 2015 of $53.0 million resulted from capital expenditures of $42.2 million, purchases of intangible assets of $9.1 million and an increase in restricted cash related to a security deposit for new office space of $1.6 million.

Net cash used in investing activities during the fiscal year ended January 31, 2014 of $15.3 million resulted from $12.3 million of capital expenditures and an increase in restricted cash related to a security deposit for new office space of $3.0 million.

Financing Activities

Net cash provided by financing activities of $461.7 million during the fiscal year ended January 31, 2016 was primarily due to $459.4 million in net proceeds from our IPO and $6.0 million of proceeds from the exercise of stock options, partially offset by payments of IPO costs of $3.7 million.

Net cash provided by financing activities of $258.5 million during the fiscal year ended January 31, 2015 was primarily due to $281.0 million in net proceeds from the issuances of our Series E, Series F and Series F-1 convertible preferred stock and $7.7 million of proceeds from the exercise of stock options including proceeds from repayment of promissory notes, partially offset by $30.1 million of repurchases of common stock from our employees.

Net cash provided by financing activities of $163.3 million during the fiscal year ended January 31, 2014 was primarily due to $167.8 million in net proceeds from the issuance of our Series E convertible preferred stock and $2.7 million of proceeds from the exercise of stock options, partially offset by $7.2 million of repurchases of common stock from our employees.

Contractual Obligations and Commitments

The following table sets forth our non-cancellable contractual obligations as of January 31, 2016.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$60,754	$14,402	$25,613	$14,011	$6,728
Purchase obligations(1)	5,853	3,217	2,636	—	—
Total	$66,607	$17,619	$28,249	$14,011	$6,728

(1)	Purchase obligations consist of non-cancellable software service contracts.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

Through January 31, 2016, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Provision for Income Taxes

As of January 31, 2016, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $392.4 million and $402.2 million that expire commencing in 2028. Under Section 382 of the U.S. Internal Revenue Code of 1986 (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In February 2016, we completed an analysis through January 2016 to evaluate whether there are any limitations of our NOLs and concluded no limitations currently exist.  While we do not have any limitations currently existing, an ownership change that would result in limitations, regulatory changes, such as suspension on the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We derive revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) support revenue which includes customer support, hardware maintenance and software upgrades on a when-and-if-available basis.

We recognize revenue when:

•	Persuasive evidence of an arrangement exists—We rely upon sales agreements and/or purchase orders to determine the existence of an arrangement.
•

Delivery has occurred—We typically recognize product revenue upon shipment, as title and risk of loss are transferred to our channel partners at that time. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory.

•	The fee is fixed or determinable—We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.
•	Collection is reasonably assured—We assess collectability based on credit analysis and payment history.

Our product revenue is derived from the sale of hardware and operating system software that is integrated into the hardware and therefore deemed essential to its functionality. The hardware and the operating system software essential to the functionality of the hardware are considered non-software deliverables and, therefore, are not subject to industry-specific software revenue recognition guidance.

Support revenue is derived from the sale of maintenance and support agreements. Maintenance and support agreements include the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Revenue related to maintenance and support agreements are recognized ratably over the contractual term, which generally range from 1 to 3 years. Costs related to maintenance and support agreements are expensed as incurred. In addition, our Forever Flash program provides our customers who continually maintain active maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In accordance with multiple-element arrangement accounting guidance, the controller refresh represents an additional deliverable that is a separate unit of accounting. The allocated revenue is recognized and the related cost is expensed in the period in which these controllers are shipped.

Most of our arrangements, other than stand-alone renewals of maintenance and support agreements, are multiple-element arrangements with a combination of product and support related deliverables (as defined above). Under multiple-element arrangements, we allocate consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the hierarchy provided by the multiple-element arrangement accounting guidance, which includes (i) vendor-specific objective evidence (“VSOE”), of selling price, if available; (ii) third-party evidence (“TPE”), of selling price, if VSOE is not available; and (iii) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. As discussed below, because we have not established VSOE for any of our deliverables and TPE typically cannot be obtained, we typically allocate consideration to all deliverables based on BESP.

•

VSOE—We determine VSOE based on our historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range. We have not established VSOE for any of our hardware and support related deliverables given that our pricing is not sufficiently concentrated (based on an analysis of separate sales of the deliverables) to conclude that we can demonstrate VSOE of selling prices.

•

TPE—When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for interchangeable products or services when sold separately to similarly situated customers. However, because our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained.

•

BESP—When neither VSOE nor TPE can be established, we utilize BESP to allocate consideration to deliverables in a multiple element arrangement. Our process to determine our BESP for products and services is based on qualitative and quantitative considerations of multiple factors, which primarily include historical sales, margin objectives and discount behavior. Additional considerations are given to other factors such as customer demographics, costs to manufacture products or provide services, pricing practices and market conditions.

Deferred Commissions

Deferred commissions consist of direct and incremental costs paid to our sales force related to customer contracts. The deferred commission amounts are recoverable through the revenue streams that will be recognized under the related customer contracts. Direct sales commissions are deferred when earned and amortized over the same period that revenue is recognized from the related customer contract. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options and purchase rights granted under our 2015 Employee Stock Purchase Plan (“2015 ESPP”), based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards and purchase rights granted under our 2015 ESPP. The fair value of stock options is recognized as an expense, net of estimated forfeitures, on a straight line basis over the requisite service period. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied. The fair value of purchase rights granted under our 2015 ESPP is recognized as an expense on a straight-line basis over the offering period.

Our use of the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to our IPO in October 2015, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) recent private stock sales transactions; (iii) the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our business, given prevailing market conditions; and (vii) the market performance of comparable publicly traded companies.

Subsequent to our IPO, we use the market closing price for our Class A common stock as reported on the New York Stock Exchange on the date of grant.

•

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options and ESPP purchase rights.

•

Expected Volatility. Since we do not have sufficient trading history of our common stock, the expected volatility was determined based on the historical stock volatilities of our comparable companies. Comparable companies consist of public companies in our industry which are similar in size, stage of life cycle and financial leverage. We intend to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

•

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options and ESPP purchase rights.

•	Dividend Rate. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Please see Note 9 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for other information regarding the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options and ESPP purchase rights.

In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares that are expected to vest. We estimate the expected forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees and other service providers. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 2. Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

Our cash and cash equivalents primarily consist of bank deposits and money market accounts. As of January 31, 2015 and 2016, we had cash and cash equivalents of $192.7 million and $604.7 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Item 8. Financial Statements and Supplementary Data.

PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pure Storage, Inc.

Mountain View, California

We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2016 and 2015, and the related consolidated statements of operations, convertible preferred stock and stockholders' (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure Storage, Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

San Jose, California

March 25, 2016

PURE STORAGE, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$192,707	$604,742
Accounts receivable, net of allowance of $210 and $944 as of January 31, 2015 and 2016	59,032	126,324
Inventory	21,605	20,649
Deferred commissions, current	9,431	15,703
Prepaid expenses and other current assets	11,195	20,652
Total current assets	293,970	788,070
Property and equipment, net	39,859	52,629
Intangible assets, net	8,284	6,980
Deferred income taxes, non-current	—	536
Other long-term assets	14,177	22,568
Total assets	$356,290	$870,783
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$11,007	$38,187
Accrued compensation and benefits	13,811	32,995
Accrued expenses and other liabilities	6,106	14,076
Deferred revenue, current	32,199	94,514
Liability related to early exercised stock options	6,485	4,760
Total current liabilities	69,608	184,532
Deferred revenue, non-current	41,470	121,690
Deferred income taxes, non-current	300	—
Other long-term liabilities	802	1,207
Total liabilities	112,180	307,429
Commitments and contingencies (Note 5)
Convertible preferred stock, par value of $0.0001 per share— 123,880 and no shares authorized as of January 31, 2015 and 2016, 122,281 and no shares issued and outstanding as of January 31, 2015 and 2016; aggregate liquidation preference of $551,858 as of January 31, 2015	543,940	—
Stockholders’ (deficit) equity:
Preferred stock, par value of $0.0001 per share— no and 20,000 shares authorized as of January 31, 2015 and 2016; no shares issued and outstanding as of January 31, 2015 and 2016	—	—
Class A and Class B common stock, par value of $0.0001 per share— 230,812 (Class A 1, Class B 230,811) and 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2015 and 2016; 36,465 (Class B 36,465) and 190,509 (Class A 28,769, Class B 161,740) shares issued and outstanding as of January 31, 2015 and 2016	4	19
Additional paid-in capital	41,749	1,118,670
Accumulated deficit	(341,583)	(555,335)
Total stockholders’ (deficit) equity	(299,830)	563,354
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$356,290	$870,783

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2014	2015	2016
Revenue:
Product	$39,228	$154,836	$375,733
Support	3,505	19,615	64,600
Total revenue	42,733	174,451	440,333
Cost of revenue:
Product	19,974	63,425	132,870
Support	4,155	14,127	35,023
Total cost of revenue	24,129	77,552	167,893
Gross profit	18,604	96,899	272,440
Operating expenses:
Research and development	36,081	92,707	166,645
Sales and marketing	54,750	152,320	240,574
General and administrative	5,902	32,354	75,402
Total operating expenses	96,733	277,381	482,621
Loss from operations	(78,129)	(180,482)	(210,181)
Other income (expense), net	(141)	(1,412)	(2,002)
Loss before provision for income taxes	(78,270)	(181,894)	(212,183)
Provision for income taxes	291	1,337	1,569
Net loss	$(78,561)	$(183,231)	$(213,752)
Net loss per share attributable to common stockholders, basic and diluted	$(3.24)	$(6.56)	$(2.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,237	27,925	82,460

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance—January 31, 2013	79,409	$95,137	27,438	$3	$3,317	$(42,470)	$(39,150)
Issuance of Series E convertible preferred stock at $6.93 per share, net of issuance costs of $3,354	24,697	167,833	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,047	—	336	—	336
Repurchase of common stock in connection with tender offer (Note 9)	—	—	(3,046)	—	—	(7,202)	(7,202)
Stock-based compensation expense	—	—	—	—	8,298	—	8,298
Vesting of early exercised stock options	—	—	—	—	192	—	192
Net loss	—	—	—	—	—	(78,561)	(78,561)
Balance—January 31, 2014	104,106	$262,970	28,439	$3	$12,143	$(128,233)	$(116,087)
Issuance of Series E convertible preferred stock at $6.93 per share	65	450	—	—	—	—	—
Issuance of Series F convertible preferred stock at $15.73 per share, net of issuance costs of $4,197	14,308	220,803	—	—	—	—	—
Issuance of Series F-1 convertible preferred stock at $15.73 per share, net of issuance costs of $69	3,802	59,717	—	—	—	—	—
Issuance of common stock upon exercise of stock options, including stock options exercised via promissory notes (Note 9)	—	—	11,879	2	3,045	—	3,047
Repurchase of common stock in connection with tender offer (Note 9)	—	—	(3,803)	(1)	—	(30,119)	(30,120)
Repurchase of common stock from early exercised stock options	—	—	(50)	—	—	—	—
Stock-based compensation expense	—	—	—	—	25,399	—	25,399
Vesting of early exercised stock options	—	—	—	—	1,162	—	1,162
Net loss	—	—	—	—	—	(183,231)	(183,231)
Balance—January 31, 2015	122,281	$543,940	36,465	$4	$41,749	$(341,583)	$(299,830)
Conversion of convertible preferred stock to common stock upon initial public offering	(122,281)	(543,940)	122,281	12	543,928	—	543,940
Issuance of common stock upon initial public offering, net of offering costs of $4,539	—	—	28,750	3	455,135	—	455,138
Issuance of common stock to Pure Good Foundation	—	—	700	—	11,900	—	11,900
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,313	—	6,008	—	6,008
Stock-based compensation expense	—	—	—	—	58,225	—	58,225
Vesting of early exercised stock options	—	—	—	—	1,725	—	1,725
Net loss	—	—	—	—	—	(213,752)	(213,752)
Balance—January 31, 2016	—	—	190,509	$19	$1,118,670	$(555,335)	$563,354

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2014	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,561)	$(183,231)	$(213,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,431	15,392	32,254
Stock-based compensation expense	8,298	25,399	58,225
Contribution of common stock to the Pure Good Foundation	—	—	11,900
Other	92	277	(1,093)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,038)	(44,197)	(67,292)
Inventory	(5,077)	(13,713)	1,481
Deferred commissions	(7,129)	(9,838)	(13,021)
Prepaid expenses and other assets	(4,400)	(6,550)	(8,704)
Accounts payable	5,243	3,474	24,901
Accrued compensation and other liabilities	6,771	12,450	24,710
Deferred revenue	15,141	56,842	142,535
Net cash used in operating activities	(67,229)	(143,695)	(7,856)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,273)	(42,227)	(39,355)
Purchases of intangible assets	—	(9,125)	—
Increase in restricted cash	(3,034)	(1,613)	(2,485)
Net cash used in investing activities	(15,307)	(52,965)	(41,840)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of issuance costs	—	—	459,425
Proceeds from issuance of convertible preferred stock, net of issuance costs	167,833	280,970	—
Net proceeds from exercise of stock options, including proceeds from repayment of promissory notes	2,670	7,665	6,008
Repurchase of common stock in connection with tender offers	(7,202)	(30,120)	—
Payments of deferred offering costs	—	(33)	(3,702)
Net cash provided by financing activities	163,301	258,482	461,731
Net increase in cash and cash equivalents	80,765	61,822	412,035
Cash and cash equivalents, beginning of period	50,120	130,885	192,707
Cash and cash equivalents, end of period	$130,885	$192,707	$604,742
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$87	$429	$1,118
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$543,940
Property and equipment purchased but not yet paid	$1,224	$1,323	$6,212
Vesting of early exercised stock options and restricted stock awards	$192	$1,162	$1,725
Cashless exercise of stock options during tender offers	$640	$2,057	$—
Unpaid deferred offering costs	$—	$55	$546

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.

Notes to Consolidated Financial Statements

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

Initial Public Offering

In October 2015, we completed our IPO of Class A common stock, in which we sold 28,750,000 shares. The shares were sold at an initial public offering price of $17.00 per share for net proceeds of $459.4 million, after deducting underwriting discounts and commissions of $29.3 million but before deducting offering costs of $4.5 million. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock automatically converted into 122,280,679 shares of Class B common stock. Following the IPO, we have two classes of authorized common stock – Class A common stock and Class B common stock.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pure Storage, Inc. and our wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany balances and transactions have been eliminated in consolidation.

Stock Split

In November 2013, we effected a 2-for-1 stock split. All references to common stock and convertible preferred stock shares and per share amounts including options to purchase common stock have been retroactively restated to reflect this stock split.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. For the fiscal years ended January 31, 2014, 2015 and 2016, we recorded net foreign currency transaction losses of $16,000, $648,000, and $2.3 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of best estimate of selling price included in multiple-deliverable revenue arrangements, sales commissions, useful lives of intangible assets and property and equipment, fair values of stock-based awards, provision for income taxes, including related reserves, and contingent liabilities, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration Risk

Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of January 31, 2015 and 2016, substantially all of our cash and cash equivalents have been invested with one and three financial institutions, respectively, and such deposits exceed federally insured limits. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. We define a customer as an end user that purchases our products and services from one of our channel partners or from us directly. Our revenue and accounts receivable are derived substantially from the United States across a multitude of industries. We perform ongoing evaluations to determine customer credit. As of January 31, 2015, we had one channel partner that individually represented 13% of total accounts receivable on that date. As of January 31, 2016, we had two channel partners that each individually represented 11% of total accounts receivable on that date. No single channel partner or customer represented over 10% of revenue for the fiscal years ended January 31, 2014, 2015 and 2016. We rely on a limited number of suppliers for our contract manufacturing and certain raw material components. In instances where suppliers fail to perform their obligations, we may be unable to find alternative suppliers or satisfactorily deliver our products to our customers on time.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market funds, purchased with an original maturity of three months or less.

Restricted Cash

Restricted cash is comprised of certificates of deposit related to our leases. As of January 31, 2015 and 2016, we had restricted cash of $4.6 million and $7.1 million, respectively, which was included in other long-term assets in the consolidated balance sheets.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value.

Accounts Receivable and Allowance

Accounts receivable are recorded at the invoiced amount, and stated at realizable value, net of an allowance for doubtful accounts. Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, and management judgment. We write off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended January 31,
	2014	2015	2016
		(in thousands)
Allowance for doubtful accounts, beginning balance	$0	$160	$210
Provision	160	50	918
Writeoffs	—	—	(184)
Allowance for doubtful accounts, ending balance	$160	$210	$944

Inventory

Inventory consists of finished goods and component parts, which are purchased from contract manufacturers. Product demonstration units, which we regularly sell, are the primary component of our inventories. Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method for finished goods and weighted-average method for component parts. We account for excess and obsolete inventory by reducing the carrying value to the estimated net realizable value of the inventory based upon management’s assumptions about future demand and market conditions. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. Inventory write-offs were insignificant for the fiscal years ended January 31, 2014, 2015 and 2016.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets (test equipment—2 years, computer equipment and software—2 to 3 years, furniture and fixtures—7 years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service.

Intangible Assets

Intangible assets are stated at cost, net of accumulated amortization. During the fiscal year ended January 31, 2015, we acquired certain technology patents for $9.1 million. This amount is being amortized on a straight-line basis over an estimated useful life of seven years.

Impairment of Long-Lived Assets

We review our long-lived assets, including property and equipment, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds its fair market value. There have been no impairment charges recorded in any of the periods presented in the consolidated financial statements.

Deferred Commissions

Deferred commissions consist of direct and incremental costs paid to our sales force related to customer contracts. The deferred commission amounts are recoverable through the revenue streams that will be recognized under the related customer contracts. Direct sales commissions are deferred when earned and amortized over the same period that revenue is recognized from the related customer contract. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

As of January 31, 2015 and 2016, we recorded short-term deferred commissions of $9.4 million and $15.7 million, respectively, and long-term deferred commissions of $7.5 million and $14.3 million, respectively, in other long-term assets in the consolidated balance sheets. During the fiscal years ended January 31, 2014, 2015 and 2016, we recognized sales commission expenses of $11.0 million, $27.7 million, and $47.2 million, respectively.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees directly related to our IPO, are capitalized. The deferred offering costs were offset against the IPO proceeds upon the completion of the offering.

Revenue Recognition

We derive revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) support revenue which includes customer support, hardware maintenance and software upgrades on a when-and-if-available basis.

We recognize revenue when:

•	Persuasive evidence of an arrangement exists—We rely upon sales agreements and/or purchase orders to determine the existence of an arrangement.
•

Delivery has occurred—We typically recognize product revenue upon shipment, as title and risk of loss are transferred to our channel partners at that time. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory.

•	The fee is fixed or determinable—We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.
•	Collection is reasonably assured—We assess collectability based on credit analysis and payment history.

Our product revenue is derived from the sale of hardware and operating system software that is integrated into the hardware and therefore deemed essential to its functionality. The hardware and the operating system software essential to the functionality of the hardware are considered non-software deliverables and, therefore, are not subject to industry-specific software revenue recognition guidance.

Support revenue is derived from the sale of maintenance and support agreements. Maintenance and support agreements include the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Revenue related to maintenance and support agreements are recognized ratably over the contractual term, which generally range from one to three years. Costs related to maintenance and support agreements are expensed as incurred. In addition, our Forever Flash program provides our customers who continually maintain active maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In accordance with multiple-element arrangement accounting guidance, the controller refresh represents an additional deliverable that is a separate unit of accounting and the allocated revenue is recognized in the period in which these controllers are shipped.

Most of our arrangements, other than stand-alone renewals of maintenance and support agreements, are multiple-element arrangements with a combination of product and support related deliverables (as defined above). Under multiple-element arrangements, we allocate consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the hierarchy provided by the multiple-element arrangement accounting guidance, which includes (i) vendor-specific objective evidence (“VSOE”), of selling price, if available; (ii) third-party evidence (“TPE”), of selling price, if VSOE is not available; and (iii) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. As discussed below, because we have not established VSOE for any of our deliverables and TPE typically cannot be obtained, we typically allocate consideration to all deliverables based on BESP.

•

VSOE—We determine VSOE based on our historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range. We have not established VSOE for any of our hardware and support related deliverables given that our pricing is not sufficiently concentrated (based on an analysis of separate sales of the deliverables) to conclude that we can demonstrate VSOE of selling prices.

•

TPE—When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for interchangeable products or services when sold separately to similarly situated customers. However, because our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained.

•

BESP—When neither VSOE nor TPE can be established, we utilize BESP to allocate consideration to deliverables in a multiple-element arrangement. Our process to determine BESP for products and support is based on qualitative and quantitative considerations of multiple factors, which primarily include historical sales, margin objectives and discount behavior. Additional considerations are given to other factors such as customer demographics, costs to manufacture products or provide support, pricing practices and market conditions.

Deferred Revenue

Deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue and primarily consists of support. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

Warranty Costs

We generally provide a three-year warranty on hardware and a 90-day warranty on our software embedded in the hardware. Our hardware warranty provides for parts replacement for defective components and our software warranty provides for bug fixes. With respect to our hardware warranty obligation, we have a warranty agreement with our contract manufacturer under which our contract manufacturer is generally required to replace defective hardware within three years of shipment. Furthermore, our maintenance and support agreement provides for the same parts replacement that customers are entitled to under our warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to our customers’ critical business applications. Substantially all customers purchase maintenance and support agreements.

Therefore, given the warranty agreement with our contract manufacturer and that substantially all our products sales are sold together with maintenance and support agreements, we generally do not have exposure related to warranty costs and no warranty reserve has been recorded.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist primarily of personnel costs including stock-based compensation expense, expensed prototype, to the extent there is no alternative use for that equipment, consulting services, depreciation of equipment used in research and development and allocated overhead costs.

Software Development Costs

We expense software development costs before technological feasibility is reached. We have determined that technological feasibility is reached shortly before the release of our products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products have not been significant and accordingly, all software development costs have been expensed as incurred.

Software development costs also include costs incurred related to our hosted applications used to deliver our support services. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and the software will be used to perform the intended function. Total costs related to our hosted applications incurred to date have been insignificant and as a result no software development costs were capitalized during the fiscal years ended January 31, 2014, 2015 and 2016.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $195,000, $1.4 million and $6.2  million for the fiscal years ended January 31, 2014, 2015 and 2016, respectively.

Stock-Based Compensation

We determine the fair value of our stock options under our equity plans and purchase rights issued to employees under our ESPP on the date of grant utilizing the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and expected dividend yield.

We recognize stock-based compensation expense for stock-based awards on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (generally the vesting period of the award). Stock-based compensation expense is recognized only for those awards expected to vest. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied.

We determine the fair value of our stock options issued to non-employees on the date of grant utilizing the Black-Scholes option pricing model. Stock-based compensation expense for stock options issued to non-employees is recognized over the requisite service period or when it is probable that the performance condition will be satisfied. Options subject to vesting are periodically remeasured to current fair value over the vesting period.

Comprehensive Loss

We did not have any other comprehensive income or loss during the periods presented and therefore comprehensive loss was the same as net loss.

Income Taxes

We account for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance to amounts that are more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Recent Accounting Pronouncements

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We have early adopted this standard in the fourth quarter of fiscal 2016 on a retrospective basis. Prior periods have been retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating adoption methods and the impact of this standard on our consolidated financial statements.

Reclassifications

As a result of the adoption of ASU 2015-17, we made the following reclassifications to the January 31, 2014 balance sheet: a $2.5 million decrease to non-current deferred tax assets, a $2.6 million decrease to current deferred tax liability, and an increase of $92,000 to non-current deferred tax liability, and to the January 31, 2015 balance sheet: a $5.5 million decrease to non-current deferred tax assets, a $5.8 million decrease to current deferred tax liability, and an increase of $300,000 to non-current deferred tax liability.

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

The following tables set forth the fair value of our financial assets measured at fair value on a recurring basis as of January 31, 2015 and 2016 using the above input categories (in thousands):

	January 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$190,621	$—	$—	$190,621
Restricted cash:
Certificates of deposit	—	4,648	—	4,648
Total assets measured at fair value	$190,621	$4,648	$—	$195,269

	January 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$45,614	$—	$—	$45,614
Restricted cash:
Certificates of deposit	—	7,132	—	7,132
Total assets measured at fair value	$45,614	$7,132	$—	$52,746

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	January 31,
	2015	2016
Test equipment	$37,059	$65,663
Computer equipment and software	19,022	31,388
Furniture and fixtures	2,460	2,852
Leasehold improvements	3,776	4,935
Total property and equipment	62,317	104,838
Less: accumulated depreciation and amortization	(22,458)	(52,209)
Property and equipment, net	$39,859	$52,629

Depreciation and amortization expense related to property and equipment was $4.4 million, $14.6 million and $31.0 million for the fiscal years ended January 31, 2014, 2015 and 2016, respectively.

Intangible Assets, Net

Intangible assets, net consist of the following (in thousands):

	January 31,
	2015	2016
Technology patents	$9,125	$9,125
Accumulated amortization	(841)	(2,145)
Intangible assets, net	$8,284	$6,980

Intangible assets amortization expense was $841,000 and $1.3 million for the fiscal years ended January 31, 2015 and 2016, respectively. No intangible assets amortization expense was recorded for the fiscal year ended January 31, 2014. Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the consolidated statements of operations.

As of January 31, 2016, expected amortization expense for intangible assets for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year Ending January 31,	Estimated Future Amortization Expense
2017	$1,304
2018	1,304
2019	1,304
2020	1,304
2021	1,304
Thereafter	460
Total	$6,980

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	January 31,
	2015	2016
Sales and use tax payable	$591	$299
Accrued professional fees	1,502	3,044
Accrued travel and entertainment expenses	1,138	2,182
Income tax payable	779	1,791
Other accrued liabilities	2,096	6,760
Total accrued expenses and other liabilities	$6,106	$14,076

Note 5. Commitments and Contingencies

Operating Leases

We lease our office facilities under operating lease agreements expiring through December 2025. Certain of these lease agreements have escalating rent payments. We recognize rent expense under such agreements on a straight-line basis over the lease term, and the difference between the rent paid and the straight-line rent is recorded in accrued expenses and other liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

As of January 31, 2016, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Fiscal Year Ending January 31,	Operating Leases
2017	$14,402
2018	14,976
2019	10,637
2020	8,534
2021	5,477
Thereafter	6,728
Total	$60,754

Rent expense recognized under our operating leases were $1.8 million, $7.5 million and $11.0 million for the fiscal years ended January 31, 2014, 2015 and 2016, respectively.

Purchase Obligations

As of January 31, 2015 and 2016, we had $626,000 and $5.9 million of non-cancelable contractual purchase obligations related to certain software service contracts.

Letters of Credit

As of January 31, 2015 and 2016, we had letters of credit in the aggregate amount of $4.6 million and $7.1 million, respectively, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through March 2023.

Legal Matters

On November 4, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. The complaint seeks damages and injunctive relief. On November 26, 2013, we answered and counterclaimed, denying EMC’s allegations and alleging that EMC surreptitiously obtained and tested our product in a manner that constituted misappropriation of our trade secrets, a breach of contract, breach of the covenant of good faith and fair dealing, unlawful interference with our contractual and business relationships as well as unfair competition and a violation of Massachusetts General Law 93A, Sections 2 and 11. On November 18, 2014, we amended our counterclaim, additionally alleging that EMC has engaged in commercial disparagement, violated the Lanham Act and engaged in defamation. Our counterclaim seeks damages and declaratory and injunctive relief. Fact discovery deadline has passed. Expert discovery is scheduled to conclude on April 15, 2016, and the deadline for filing dispositive motions is May 6, 2016. The District Court has scheduled a trial date for October 24, 2016.In a separate litigation matter, on November 26, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging infringement of five patents held by EMC. The five patents are U.S. Patent 6,904,556 entitled “Systems and Methods Which Utilize Parity Sets,” U.S. Patent 6,915,475 entitled “Data Integrity Management for Data Storage Systems,” U.S. Patent 7,373,464 entitled “Efficient Data Storage System” and the related U.S. Patent 7,434,015 entitled “Efficient Data Storage System” and U.S. Patent 8,375,187 entitled “I/O Scheduling For Flash Drives.” The complaint seeks damages and injunctive and equitable relief, with respect to the FlashArray 400-Series and predecessor products. Prior to trial, EMC dropped U.S. Patent No. 6,915,475 from the suit, and the District Court found, in a summary judgment ruling, that we did not infringe U.S. Patent No. 8,375,187 and did infringe certain claims of U.S. Patent No. 7,434,015, (“’015 patent”). The remaining two patents and the validity of ‘015 patent went to trial.

On March 15, 2016, the jury returned a verdict finding that we did not infringe U.S. Patent Nos. 6,904,556 and 7,373,464, and that the ‘015 patent, which the District Court ruled us to have infringed, is valid. The jury awarded EMC $14.0 million in royalty damages for infringement of the '015 patent. The jury declined to award any lost profit damages. On March 21, 2016, EMC filed an additional complaint for infringement of the '015 patent with respect to the FlashArray//m product, which EMC did not seek permission from the District Court to add to the lawsuit when FlashArray//m was launched in June of 2015. This new complaint seeks damages and injunctive and equitable relief based on the District Court's previous ruling with respect to the '015 patent. The infringement ruling represents a reasonably possible loss contingency under the applicable accounting standards of up to $14.0 million. We believe there are strong grounds to challenge the infringement ruling by the District Court and the validity finding by the jury, with respect to the ‘015 patent. We intend to vigorously challenge the findings with respect to the ‘015 patent in post-trial motions before the District Court and, if necessary, appeal to the U.S. Court of Appeals for the Federal Circuit. At present, we do not believe it is probable that a loss has been incurred.  As a result, we have not recorded any loss contingency on our consolidated balance sheet as of January 31, 2016.

From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly we have not recorded any loss contingency on our consolidated balance sheets as of January 31, 2015 and 2016.

Indemnification

Our arrangements generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not incurred any material costs as a result of such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements. In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

Note 6. Line of Credit

In August 2014, we entered into a two-year loan and security agreement with a financial institution to provide up to $15.0 million on a revolving line based on 80% of qualifying accounts receivable. Borrowings under this revolving line of credit bear interest at prime rate plus 1%. Interest expense is paid on a monthly basis based on the principal amount outstanding under the line of credit. The revolving line of credit matures in August 2016. Early termination is allowed but subject to a non-refundable termination fee of $150,000 if terminated on or after the first year from the effective date of the credit facility.

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

As of January 31, 2015 and 2016, we had no borrowings from this line of credit and we were in compliance with our financial covenants.

Note 7. Convertible Preferred Stock

Upon the closing of our IPO in October 2015, all shares of our then-outstanding convertible preferred stock automatically converted on a one-to-one basis into an aggregate of 122,280,679 shares of Class B common stock.

Convertible preferred stock outstanding as of January 31, 2015 and as of immediately prior to the conversion into Class B common stock consisted of the following (in thousands, except share data):

Convertible Preferred Stock:	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Net Proceeds
Series A	24,360,000	24,360,000	$5,075	$5,038
Series B	30,211,506	30,211,506	20,000	19,925
Series C	14,253,774	14,253,774	30,444	30,346
Series D	10,584,066	10,584,066	39,916	39,828
Series E	24,761,984	24,761,984	171,637	168,283
Series F	15,897,337	14,307,603	225,000	220,803
Series F-1	3,811,285	3,801,746	59,786	59,717
Total convertible preferred stock	123,879,952	122,280,679	$551,858	$543,940

Note 8. Stockholders’ Equity

Preferred Stock

Upon the closing of our IPO in October 2015, we filed an Amended and Restated Certificate of Incorporation, which authorized 20,000,000 shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of January 31, 2016, there were no shares of preferred stock issued or outstanding.

Class A and Class B Common Stock

We have two classes of authorized common stock, Class A common stock and Class B common stock.  As of January 31, 2016, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of January 31, 2016, 28,769,572 shares of Class A common stock were issued and outstanding and 161,739,883 shares of Class B common stock were issued and outstanding.

The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock upon the following: (i) sale or transfer of such share of Class B common stock; (ii) the death of the Class B common stockholder (or nine months after the date of death if the stockholder is one of our founders); and (iii) on the final conversion date, defined as the earlier of (a) the first trading day on or after the date on which the outstanding shares of Class B common stock represent less than 10% of the then outstanding Class A and Class B common stock; (b) the tenth anniversary of the IPO; or (c) the date specified by vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a single class.

Class A and Class B common stock are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted.

In August 2015, we established the Pure Good Foundation as a non-profit organization, and in September 2015 we issued 700,000 shares of our Class B common stock to this foundation. As a result, we incurred a one-time general and administrative expense of $11.9 million during the fiscal year ended January 31, 2016, the amount of which was equal to the fair value of the shares of Class B common stock issued.  We anticipate that the proposed programs of the Pure Good Foundation will include grants, humanitarian relief, volunteerism and social development projects. We believe that the Pure Good Foundation will foster employee morale, strengthen our community presence and provide increased brand visibility.

Common Stock Reserved for Issuance

As of January 31, 2016, we had reserved shares of common stock for future issuance as follows:

January 31, 2016
Shares underlying outstanding stock options	68,879,087
Shares reserved for future equity awards	25,337,800
Shares reserved for future employee stock purchase plan awards	3,500,000
Total	97,716,887

Note 9. Equity Incentive Plans

Equity Incentive Plans

We maintain two equity incentive plans: the 2009 Equity Incentive Plan (our “2009 Plan”) and the 2015 Equity Incentive Plan (our “2015 Plan”). In August 2015, our board of directors adopted, and in September 2015 our stockholders approved, the 2015 Plan, which became effective in connection with our IPO in October 2015 and serves as the successor to our 2009 Plan. Our 2015 Plan provides for the issuance of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. No new awards are issued under our 2009 Plan after the effective date of our 2015 Plan. Outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements, until such outstanding awards that are stock options are exercised, terminated or expired by their terms, and until any restricted stock awards become vested or are forfeited.

We have initially reserved 27,000,000 shares of our Class A common stock for issuance under our 2015 Plan. The number of shares reserved for issuance under our 2015 Plan will increase automatically on the first day of February of each of 2016 through 2025, in an amount equal to 5% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31.

The exercise price of stock options will generally not be less than 100% of the fair market value of our common stock on the date of grant, as determined by our board of directors. Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant. As of January 31, 2016, 25,337,800 shares of our Class A common stock were reserved for future issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In August 2015, our board of directors adopted and our stockholders approved, the 2015 Employee Stock Purchase Plan (“2015 ESPP”), which became effective in connection with our IPO in October 2015. A total of 3,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions (or other payroll contributions) of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). Except for the initial offering period, the 2015 ESPP provides for 24 month offering periods beginning March and September of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began in October 2015, and will end on September 15, 2017. On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date. For the first offering period, the fair market value of our Class A common stock on the offering date was $17.00, the price at which our Class A common stock was first sold to the public in our IPO. As of January 31, 2016, 3,500,000 shares were reserved for future issuance under the 2015 ESPP.

Early Exercise of Stock Options and Promissory Notes

Certain employees and directors have exercised options granted under the 2009 Plan prior to vesting. The unvested shares are subject to a repurchase right held by us at the original purchase price. The proceeds initially are recorded as liability related to early exercised stock options and reclassified to additional paid in capital as the repurchase right lapses. We issued 642,248  shares of common stock upon early exercise of stock options during the fiscal year ended January 31, 2015, for total exercise proceeds of $1.9 million. No unvested stock options were exercised during the fiscal year ended January 31, 2016. For the fiscal years ended January 31, 2015 and 2016, we repurchased 50,000  and 15,000 shares of unvested common stock related to early exercised stock options at the original purchase price due to the termination of an employee. As of January 31, 2015 and 2016, 4,710,454 and 2,809,264 shares held by employees and directors were subject to repurchase at an aggregate price of $6.5 million and $4.8 million.

We entered into promissory notes with certain of our executives and employees in connection with the exercise of their stock option awards. These notes bore fixed interest rates ranging from 0.95% to 1.84% per annum. As of January 31, 2014, outstanding promissory notes were $3.2 million and 6,295,056 shares of common stock were outstanding from stock options exercised via promissory notes. As the promissory notes were solely collateralized by the underlying common stock, they are considered nonrecourse from an accounting standpoint and therefore, stock options exercised via nonrecourse promissory notes are not considered outstanding shares. Accordingly, as of January 31, 2014, we did not record these transactions related to promissory notes. During the fiscal year ended January 31, 2015, an additional 300,000 stock options were early exercised via a nonrecourse promissory note in the amount of $773,000, which was also not recorded in our financial statements. All outstanding promissory notes and the related accrued interest, which totaled $4.0 million, were repaid in full as of January 31, 2015, and accordingly, the underlying common stock was recorded as outstanding shares. Proceeds from the repayment of promissory notes were included in additional paid-in capital for the portion of the underlying common stock that was vested, and in liability related to early exercised stock options for the portion of the underlying common stock that was unvested.

Stock Options

A summary of activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of January 31, 2015	54,284,474	$3.02	8.3	$523,654
Options granted	19,269,524	15.76
Options exercised	(2,313,598)	2.58
Options cancelled	(2,361,313)	7.96
Balance as of January 31, 2016	68,879,087	$6.43	7.9	$505,131
Vested and exercisable as of January 31, 2016	24,297,716	$2.04	6.7	$267,213
Vested and expected to vest as of January 31, 2016	66,945,857	$6.37	7.9	$494,544

The aggregate intrinsic value of options vested and exercisable and vested and expected to vest as of January 31, 2016 is calculated based on the difference between the exercise price and the closing price $13.01 of our Class A common stock on January 31, 2016. The aggregate intrinsic value of options exercised for the fiscal years ended January 31, 2014, 2015 and 2016 was $8.5 million, $43.2 million and $29.5 million, respectively.

The weighted-average grant date fair value of options granted was $1.50, $5.71 and $8.38 per share for the fiscal years ended January 31, 2014, 2015 and 2016, respectively. The total grant date fair value of options vested for the fiscal years ended January 31, 2014, 2015 and 2016 was $3.5 million, $9.9 million and $35.4 million, respectively.

As of January 31, 2016, total unrecognized employee compensation cost, net of estimated forfeitures, was $201.8 million, which is expected to be recognized over a weighted-average period of approximately 3.7 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

During the fiscal years ended January 31, 2014, 2015 and 2016, we granted options to purchase 3,883,654, 499,750, and 238,000 shares of common stock, net of cancellations, that vest upon satisfaction of a performance condition. For those options that management determined that it is probable that the performance condition will be satisfied, stock-based compensation expense of $596,000, $1.7 million and $2.5 million was recognized during the fiscal years ended January 31, 2014, 2015 and 2016, respectively.

2015 ESPP

During the fiscal year ended January 31, 2016, we recognized $4.4 million of stock-based compensation expense related to our 2015 ESPP. As of January 31, 2016, there was $21.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to our 2015 ESPP that is expected to be recognized over the remaining term of the offering period.

Determination of Fair Value

The fair value of stock options granted to employees and to be purchased under ESPP is estimated on the grant date using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation including the fair value of the underlying common stock, expected term, the expected volatility of the common stock, a risk-free interest rate and expected dividend yield.

We estimate the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended January 31,
	2014	2015	2016
Employee Stock Options
Expected term (in years)	5.3 - 7.3	5.0 - 6.9	6.0 - 7.4
Expected volatility	65% - 69%	55% - 68%	48%-52%
Risk-free interest rate	0.8% - 2.1%	1.3% - 2.2%	1.5%-1.9%
Dividend rate	—	—	—
Fair value of common stock	$1.46 - $2.98	$4.81 - $12.65	$13.94-$19.68
Employee Stock Purchase Plan
Expected term (in years)	—	—	0.4 - 1.9
Expected volatility	—	—	49%
Risk-free interest rate	—	—	0.1% - 0.7%
Dividend rate	—	—	—

The assumptions used in the Black-Scholes option pricing model were determined as follows.

Fair Value of Common Stock—Prior to our IPO in October 2015, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the prices for our convertible preferred stock sold to outside investors; (iii) the rights and preferences of convertible preferred stock relative to common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of Pure Storage, given prevailing market conditions. Subsequent to our IPO, we use the market closing price of our Class A common stock as reported on the New York Stock Exchange to determine the fair value of our common stock at each grant date.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options and ESPP purchase rights.

Expected Volatility—Since we do not have a trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants and ESPP purchase rights.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option grants and ESPP purchase rights.

Dividend Rate—We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Non-Employee Stock Option Awards

We estimate the fair value of non-employee stock options on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended January 31,
	2014	2015	2016
Expected term (in years)	10.0	10.0	10.0
Expected volatility	62% - 65%	62% - 63%	49%
Risk-free interest rate	1.1% - 2.6%	1.6% - 2.6%	1.5%
Dividend rate	—	—	—
Fair value of common stock	$1.79 - $2.98	$9.40 - $12.40	$17.00

For the fiscal years ended January 31, 2014, 2015 and 2016, we granted non-employee stock options to purchase 1,126,400, 83,500, and 22,500 shares of common stock, respectively. We recognized stock-based compensation related to non-employee stock options of $1.1 million, $2.5 million and $3.1 million for the fiscal years ended January 31, 2014, 2015 and 2016, respectively.

Restricted Stock Awards

At the inception of the Company, we issued 18,300,000 shares of common stock to our founders under restricted stock agreements at a grant date fair value of $0.0005 per share that vested over four years. The unvested shares are subject to a repurchase right held by us at the original purchase price.

For the fiscal year ended January 31, 2014, 2,812,500 shares of our restricted stock awards vested, and the related stock-based compensation was immaterial. All restricted stock awards were fully vested as of January 31, 2014.

Repurchase of Common Stock in Connection with Tender Offers

In November 2013, our board of directors approved a tender offer which allowed our employees to sell fully vested shares of common stock or unexercised stock options to the company. We repurchased 1,442,098 shares of common stock and 1,603,536 vested stock options from participating employees for a total consideration of $20.5 million, net of exercise proceeds of $640,000. The common stock repurchased was retired immediately thereafter. Of the $20.5 million total consideration, the fair value of the shares tendered net of exercise proceeds, was recorded in accumulated deficit, which totaled $7.2 million, while the amounts paid in excess of the fair value of our common stock at the time of repurchase were recorded as stock-based compensation expense, which totaled $13.3 million.

In July 2014, our board of directors approved another tender offer which allowed our employees to sell fully vested shares of common stock or unexercised stock options to the company. We repurchased 735,426 shares of common stock and 3,067,910 vested stock options from participating employees for a total consideration of $57.7 million, net of exercise proceeds of $2.1 million. The common stock repurchased was retired immediately thereafter. Of the $57.7 million total consideration, the fair value of the shares tendered net of exercise proceeds, was recorded in accumulated deficit, which totaled $30.1 million, while the amounts paid in excess of the fair value of our common stock at the time of repurchase were recorded as stock-based compensation expense, which totaled $27.6 million.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Fiscal Year Ended January 31,
	2014	2015	2016
Cost of revenue—product	$253	$303	$276
Cost of revenue—support	316	1,273	2,388
Research and development	11,477	22,512	31,135
Sales and marketing	9,014	22,466	16,966
General and administrative	506	6,479	7,460
Total stock-based compensation	$21,566	$53,033	$58,225

The stock-based compensation expense for the fiscal years ended January 31, 2014 and 2015 included $13.3 million and $27.6 million related to the repurchase of common stock in excess of fair value in connection with tender offers.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, stock options, unvested restricted stock units, repurchasable shares from early exercised stock options and shares subject to ESPP withholding are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2014	2015	2016
Net loss	$(78,561)	$(183,231)	(213,752)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,237	27,925	82,460
Net loss per share attributable to common stockholders, basic and diluted	$(3.24)	$(6.56)	$(2.59)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2014	2015	2016
Convertible preferred stock (on an if-converted basis)	90,103	117,794	—
Stock options to purchase common stock	33,715	50,429	61,795
Early exercised stock options and restricted stock awards	9,768	8,047	3,618
Employee stock purchase plan	—	—	170
Total	133,586	176,270	65,583

Note 11. Income Taxes

The geographical breakdown of income (loss) before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2015	2016
Domestic	$(79,588)	$(186,922)	$(195,019)
International	1,318	5,028	(17,164)
Total	$(78,270)	$(181,894)	$(212,183)

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2015	2016
Current:
State	37	56	210
Foreign	162	1,073	2,198
Total	199	1,129	2,408
Deferred:
Foreign	92	208	(839)
Total provision for income taxes	$291	$1,337	$1,569

The reconciliation of the federal statutory income tax rate and effective income tax rate is as follows:

	Fiscal Year Ended January 31,
	2014	2015	2016
		(in thousands)
Tax at federal statutory rate	$(26,611)	$(61,844)	$(72,142)
State tax, net of federal benefit	32	44	152
Stock-based compensation expense	1,570	5,328	10,866
Research and development tax credits	(1,036)	(1,999)	(3,832)
Foreign rate differential	(194)	(429)	7,106
Change in valuation allowance	26,152	60,042	58,979
Other	378	195	440
Provision for income taxes	$291	$1,337	$1,569

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of our deferred tax assets and liabilities were as follows:

	January 31,
	2015	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$101,815	$137,456
Tax credit carryover	6,136	12,406
Accruals and reserves	729	1,921
Deferred revenue	3,538	20,314
Stock-based compensation expense	4,258	12,588
Depreciation and amortization	2,054	3,397
Charitable contribution carryforwards	—	4,380
Total deferred tax assets	118,530	192,462
Deferred tax liabilities:
Deferred commissions	(5,924)	(11,000)
Total deferred tax liabilities	(5,924)	(11,000)
Valuation allowance	(112,906)	(180,926)
Net deferred tax assets (liabilities), net of valuation allowance	$(300)	$536

As of January 31, 2016, the undistributed earnings of $7.3 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

As of January 31, 2016, we had net operating loss carryforwards for federal income tax purposes of approximately $392.4 million and state income tax purposes of approximately $402.2 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2028 for federal and state income tax purposes. As of January 31, 2016, approximately $27.7 million of federal net operating loss carryforwards and $30.2 million of state net operating loss carryforwards are related to excess tax benefits from stock-based compensation expense. The tax benefits associated with net operating losses attributed to stock-based compensation expense will be credited to additional paid-in capital when realized.

We had federal and state research and development tax credit carryforwards of approximately $10.0 million and $9.9 million as of January 31, 2016. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $28.8 million, $66.6 million, and $68.0million, respectively, during the fiscal years ended January 31, 2014, 2015 and 2016.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Uncertain Tax Positions

The activity related to the unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2014	2015	2016
	(in thousands)
Gross unrecognized tax benefits—beginning balance	$479	$4,676	$13,874
Decreases related to tax positions taken during prior years	(10)	—	(3,969)
Increases related to tax positions taken during prior years	—	—	35
Increases related to tax positions taken during current year	4,207	9,198	5,530
Gross unrecognized tax benefits—ending balance	$4,676	$13,874	$15,470

As of January 31, 2016, our gross unrecognized tax benefit was approximately $15.5 million and if recognized, would have no impact to the effective tax rate because it would be offset by the reversal of deferred tax assets which are subject to a full valuation allowance.

As of January 31, 2016, we had no current or cumulative interest and penalties related to uncertain tax positions.

It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on our assessment, including experience and complex judgments about future events, we do not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on our consolidated financial position or results of operations.

We file income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2011 to 2013 remain open to examination by the major jurisdictions in which we are subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

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

The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Fiscal Year Ended January 31,
	2014	2015	2016
United States	$32,301	$134,920	$343,625
Rest of the world	10,432	39,531	96,708
Total revenue	$42,733	$174,451	$440,333

Long-lived assets by geographic area are summarized as follows (in thousands):

	January 31,
	2015	2016
United States	$39,069	$50,501
Rest of the world	790	2,128
Total long-lived assets	$39,859	$52,629

Note 13. 401(k) Plan

We have a 401(k) savings plan (“the 401(k) plan”) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. We have not made any matching contributions to date.

Note 14. Related Party Transactions

Certain members of our board of directors are executive officers of our customers. During the fiscal years ended January 31, 2014, 2015 and 2016, we recognized revenue of $165,000, $2.1 million and $6.2 million, respectively, from sales transactions to these customers. We purchased $420,000 and $728,000 of products and related services from two of these customers during the fiscal years ended January 31, 2015 and 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders (“2016 Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended January 31, 2016.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our 2016 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules, and Exhibits included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2016

PURE STORAGE, INC.

By:	/s/ Scott Dietzen
Scott Dietzen
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitute and appoint Scott Dietzen and Timothy Riitters, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments  to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Dietzen Scott Dietzen	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2016

/s/ Timothy Riitters Timothy Riitters	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2016

/s/ John Colgrove John Colgrove	Chief Technology Officer and Co-Chairman	March 25, 2016

/s/ Mike Speiser Mike Speiser	Co-Chairman	March 25, 2016

/s/ Aneel Bhusri Aneel Bhusri	Director	March 25, 2016

/s/ Mark Garrett Mark Garrett	Director	March 25, 2016

/s/ Anita M. Sands Anita M. Sands	Director	March 25, 2016

/s/ Frank Slootman Frank Slootman	Director	March 25, 2016

/s/ Michelangelo Volpi Michelangelo Volpi	Director	March 25, 2016

Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	-	-	-	-

10.1	Amended and Restated Investor Rights Agreement, by and between Pure Storage, Inc., and the investors listed on Exhibit A thereto, dated April 17, 2014, as amended.	S-1	333-206312	10.1	8/12/2015

10.2+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.3+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.4+	Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.4	9/9/2015

10.5+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.6*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.

10.7+	Pure Storage, Inc. 2015 Employee Stock Purchase Plan.	S-1	333-206312	10.6	9/9/2015

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	8/12/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Scott Dietzen, dated September 14, 2010.	S-1	333-206312	10.8	8/12/2015

10.10+	Offer Letter, by and between Pure Storage, Inc. and David Hatfield, dated November 13, 2012.	S-1	333-206312	10.9	8/12/2015

10.11+	Offer Letter, by and between Pure Storage, Inc. and Timothy Riitters, dated July 14, 2014.	S-1	333-206312	10.10	8/12/2015

10.12+	Pure Storage, Inc. Change in Control Severance Benefit Plan.	S-1	333-206312	10.12	9/24/2015

21.1	List of Subsidiaries.	S-1	333-206312	21.1	8/12/2015

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	-	-	-	-

24.1*	Power of Attorney (see signature page to this report).	-	-	-	-

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	-

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	-

101.INS	XBRL Instance Document	-	-	-	-

101.SCH	XBRL Taxonomy Extension Schema Document	-	-	-	-

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.