Form 10-Q
period 2016-04-30
Pure Storage, Inc.
filed 2016-06-03
CIK 1474432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 31, 2016, the registrant had 69,104,013 shares of its Class A common stock outstanding and 125, 307,519 shares of its Class B common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PURE STORAGE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data, unaudited)

	As of January 31, 2016	As of April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$604,742	$286,096
Marketable securities	—	320,899
Accounts receivable, net of allowance of $944 and $1,509 as of January 31, 2016 and April 30, 2016	126,324	97,164
Inventory	20,649	21,980
Deferred commissions, current	15,703	12,136
Prepaid expenses and other current assets	20,652	23,154
Total current assets	788,070	761,429
Property and equipment, net	52,629	71,255
Intangible assets, net	6,980	6,654
Deferred income taxes, non-current	536	605
Other assets, non-current	22,568	21,532
Total assets	$870,783	$861,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,187	$42,444
Accrued compensation and benefits	32,995	18,560
Accrued expenses and other liabilities	14,076	15,970
Deferred revenue, current	94,514	107,223
Liability related to early exercised stock options	4,760	4,584
Total current liabilities	184,532	188,781
Deferred revenue, non-current	121,690	129,634
Other liabilities, non-current	1,207	1,643
Total liabilities	307,429	320,058
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2016 and April 30, 2016; no shares issued and outstanding as of January 31, 2016 and April 30, 2016	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2016 and April 30, 2016; 190,509 (Class A 28,769, Class B 161,740) and 194,124 (Class A 66,438, Class B 127,686) shares issued and outstanding as of January 31, 2016 and April 30, 2016	19	19
Additional paid-in capital	1,118,670	1,159,385
Accumulated other comprehensive income	—	807
Accumulated deficit	(555,335)	(618,794)
Total stockholders’ equity	563,354	541,417
Total liabilities and stockholders’ equity	$870,783	$861,475

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data, unaudited)

	Three Months Ended April 30,
	2015	2016
Revenue:
Product	$63,618	$111,738
Support	10,459	28,209
Total revenue	74,077	139,947
Cost of revenue:
Product	22,712	34,042
Support	6,924	12,893
Total cost of revenue	29,636	46,935
Gross profit	44,441	93,012
Operating expenses:
Research and development	31,682	52,500
Sales and marketing	48,327	82,816
General and administrative	12,692	21,482
Total operating expenses	92,701	156,798
Loss from operations	(48,260)	(63,786)
Other income (expense), net	(703)	1,282
Loss before provision for income taxes	(48,963)	(62,504)
Provision for income taxes	157	955
Net loss	$(49,120)	$(63,459)
Net loss per share attributable to common stockholders, basic and diluted	$(1.51)	$(0.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,605	189,283

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, unaudited)

	Three Months Ended April 30,
	2015	2016
Net loss	$(49,120)	$(63,459)
Other comprehensive income :
Change in net unrealized gains on available-for-sale securities (1)	—	807
Comprehensive loss	$(49,120)	$(62,652)

(1) Tax effect was not material.

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended April 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,120)	$(63,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,479	10,432
Stock-based compensation expense	8,859	22,134
Other	—	484
Changes in operating assets and liabilities:
Accounts receivable, net	4,070	28,593
Inventory	(1,470)	(2,623)
Deferred commissions	1,763	4,141
Prepaid expenses and other assets	(2,985)	(2,744)
Accounts payable	(285)	166
Accrued compensation and other liabilities	(3,626)	(11,017)
Deferred revenue	22,198	20,653
Net cash provided by (used in) operating activities	(14,117)	6,760
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,742)	(24,376)
Purchases of marketable securities	—	(343,466)
Sales of marketable securities	—	23,327
Change in restricted cash	—	706
Net cash used in investing activities	(6,742)	(343,809)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	1,691	3,324
Proceeds from issuance of common stock under employee stock purchase plan	—	15,079
Payments of deferred offering costs	(313)	—
Net cash provided by financing activities	1,378	18,403
Net decrease in cash and cash equivalents	(19,481)	(318,646)
Cash and cash equivalents, beginning of period	192,707	604,742
Cash and cash equivalents, end of period	$173,226	$286,096
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$274	$1,323
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$4,580	$9,448
Vesting of early exercised stock options	$430	$176
Unpaid deferred offering costs	$679	$—

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Overview

Organization and Description of Business

Pure Storage, Inc. (the Company, we, us, or other similar pronouns) was originally incorporated in the state of Delaware in October 2009 under the name OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. We provide an enterprise data storage platform that transforms business through a dramatic increase in performance and reduction in complexity and costs. We are headquartered in Mountain View, California and have wholly owned subsidiaries throughout the world.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2017 or any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of best estimate of selling price included in multiple-deliverable revenue arrangements, sales commissions, useful lives of intangible assets and property and equipment, fair values of stock-based awards, provision for income taxes, including related reserves and contingent liabilities, among others. Management bases its estimates on historical experience and on various other assumptions which are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Restricted Cash

Restricted cash is comprised of cash collateral for the letters of credit related to our leases. As of January 31, 2016 and April 30, 2016, we had restricted cash of $7.1 million and $6.4 million, which was included in other assets, non-current, in the condensed consolidated balance sheets.

Marketable Securities

We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, net of tax, in other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We determine any realized gains or losses on the sale of marketable securities on a specific

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

identification method. In addition, we evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value deemed to be other than temporary are reported in other income (expense), net, in the condensed consolidated statements of operations.

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

As of January 31, 2016 and April 30, 2016, we recorded deferred commissions, current, of $15.7 million and $12.1 million, and deferred commissions, non-current, of $14.3 million and $13.7 million, in other assets, non-current, in the condensed consolidated balance sheets. During the three months ended April 30, 2015 and 2016, we recognized sales commission expenses of $8.9 million, and $17.6 million, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year, and thus, the new standard will be effective for us beginning on February 1, 2018 with early adoption permitted on or after February 1, 2017. This standard may be adopted using either the full or modified retrospective methods. We are currently evaluating adoption methods and the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating adoption methods and the impact of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Financial Instruments

Fair Value Measurements

We measure our cash equivalents, marketable securities and restricted cash at fair value on a recurring basis. We define fair value as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

☐	Level I—Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;
☐

Level II—Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and

☐

Level III—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.

Cash Equivalents, Marketable Securities and Restricted Cash

The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2016 and April 30, 2016 (in thousands):

	As of January 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Restricted Cash
Level 1
Money market funds	$45,614	$—	$—	$45,614	$45,614	$—
Level 2
Certificate of deposits	7,132	—	—	7,132	—	7,132
Total	$52,746	$—	$—	$52,746	$45,614	$7,132

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of April 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 2
U.S. government notes	$130,516	$63	$(6)	$130,573	$28,813	$101,760	—
U.S. government agencies	31,969	21	(1)	31,989	—	31,989	—
Corporate debt securities	184,677	752	(27)	185,402	—	185,402	—
Foreign government bonds	1,743	5	—	1,748	—	1,748	—
Money market accounts	—	—	—	—	—	—	6,427
Total	$348,905	$841	$(34)	$349,712	$28,813	$320,899	$6,427

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of April 30, 2016
	Amortized Cost	Fair Value
Due within one year	$64,414	$64,456
Due in one to five years	255,678	256,443
Total	$320,092	$320,899

As of April 30, 2016, there were no securities that were in an unrealized loss position for more than 12 months. Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our marketable securities as of April 30, 2016 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position for less than 12 months as of April 30, 2016,  aggregated by investment category (in thousands):

	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government notes	$28,883	$(6)
U.S. government agencies	2,995	(1)
Corporate debt securities	25,213	(27)
Total	$57,091	$(34)

Gross realized gains or losses from sales of cash equivalents and marketable securities for the three months ended April 30, 2016 were not significant.

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2016	As of April 30, 2016
Test equipment	$65,663	$83,384
Computer, equipment and software	31,388	40,442
Furniture and fixtures	2,852	3,532
Leasehold improvements	4,935	6,055
Total property and equipment	104,838	133,413
Less: accumulated depreciation and amortization	(52,209)	(62,158)
Property and equipment, net	$52,629	$71,255

Depreciation and amortization expense was $6.2 million and $10.1 million for the three months ended April 30, 2015 and 2016, respectively.

Intangible Assets, Net

Intangible assets, net, consist of the following (in thousands):

	As of January 31, 2016	As of April 30, 2016
Technology patents	$9,125	$9,125
Accumulated amortization	(2,145)	(2,471)
Intangible assets, net	$6,980	$6,654

Intangible assets amortization expense was $326,000 for the three months ended April 30, 2015 and 2016.  Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the condensed consolidated statements of operations.

As of April 30, 2016, expected amortization expense for intangible assets for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2017	$978
2018	1,304
2019	1,304
2020	1,304
2021	1,304
Thereafter	460
Total	$6,654

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2016	As of April 30, 2016
Sales and use tax payable	$299	$151
Accrued professional fees	3,044	2,777
Accrued marketing	2,684	3,804
Accrued travel and entertainment expenses	2,182	2,458
Income tax payable	1,791	1,292
Other accrued liabilities	4,076	5,488
Total accrued expenses and other liabilities	$14,076	$15,970

Note 5. Commitments and Contingencies

Operating Leases

During the three months ended April 30, 2016, we entered into three lease agreements for office facilities with total lease obligations of approximately $10.5 million with lease periods expiring through June 2021.

Letters of Credit

As of January 31, 2016 and April 30, 2016, we had outstanding letters of credit in the aggregate amount of $7.1 million and $6.4 million respectively, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through March 2023.

Legal Matters

On November 4, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. The complaint seeks damages and injunctive relief. On November 26, 2013, we answered and counterclaimed, denying EMC’s allegations and alleging that EMC surreptitiously obtained and tested our product in a manner that constituted misappropriation of our trade secrets, a breach of contract, breach of the covenant of good faith and fair dealing, unlawful interference with our contractual and business relationships as well as unfair competition and a violation of Massachusetts General Law 93A, Sections 2 and 11. On November 18, 2014, we amended our counterclaim, additionally alleging that EMC has engaged in commercial disparagement, violated the Lanham Act and engaged in defamation. Our counterclaim seeks damages and declaratory and injunctive relief. Fact and expert discovery has closed. Dispositive motions were filed in May 2016. The District Court has scheduled a trial date for October 24, 2016.

In a separate litigation matter, on November 26, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging infringement of five patents held by EMC. The five patents are U.S. Patent 6,904,556 entitled “Systems and Methods Which Utilize Parity Sets,” U.S. Patent 6,915,475 entitled “Data Integrity Management for Data Storage Systems,” U.S. Patent 7,373,464 entitled “Efficient Data Storage System” and the related U.S. Patent 7,434,015 entitled “Efficient Data Storage System” and U.S. Patent 8,375,187 entitled “I/O Scheduling For Flash Drives.” The complaint seeks damages and injunctive and equitable relief, with respect to the FlashArray 400-Series and predecessor products. Prior to trial, EMC dropped U.S. Patent No. 6,915,475 from the suit, and the District Court found, in a summary judgment ruling, that we did not infringe U.S. Patent No. 8,375,187 and did infringe certain claims of U.S. Patent No. 7,434,015, (’015 patent). The remaining two patents and the validity of ‘015 patent went to trial.

On March 15, 2016, the jury returned a verdict finding that we did not infringe U.S. Patent Nos. 6,904,556 and 7,373,464, and that the ‘015 patent, which the District Court ruled us to have infringed, is valid. The jury awarded EMC $14.0 million in royalty damages for infringement of the '015 patent. The jury declined to award any lost profit damages. On March 21, 2016, EMC filed an additional complaint for infringement of the '015 patent with respect to the FlashArray//m product, which EMC did not seek permission from the District Court to add to the lawsuit when

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

FlashArray//m was launched in June of 2015. This new complaint seeks damages and injunctive and equitable relief based on the District Court's previous ruling with respect to the '015 patent. The infringement ruling represents a reasonably possible loss contingency under the applicable accounting standards of up to $14.0 million. We believe there are strong grounds to challenge the infringement ruling by the District Court and the validity finding by the jury, with respect to the ‘015 patent. We have challenged the findings with respect to the ‘015 patent in post-trial motions before the District Court and, if necessary, will appeal to the U.S. Court of Appeals for the Federal Circuit. At present, we do not believe it is probable that a loss has been incurred.  As a result, we have not recorded any loss contingency on our consolidated balance sheet as of April 30, 2016.

From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly we have not recorded any loss contingency on our consolidated balance sheet as of April 30, 2016.

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

As of January 31, 2016, we had no borrowings from this line of credit and we were in compliance with our financial covenants. In April 2016, we early terminated this line of credit.

Note 7. Stockholders’ Equity

Preferred Stock

Upon the closing of our initial public offering (IPO) in October 2015, we filed an Amended and Restated Certificate of Incorporation, which authorized 20,000,000 shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of April 30, 2016, there were no shares of preferred stock issued or outstanding.

Class A and Class B Common Stock

We have two classes of authorized common stock, Class A common stock and Class B common stock. As of April 30, 2016, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of April 30, 2016, 66,438,448 shares of Class A common stock were issued and outstanding and 127,685,960 shares of Class B common stock were issued and outstanding.

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Equity Incentive Plans

Equity Incentive Plans

We maintain two equity incentive plans: the 2009 Equity Incentive Plan (our 2009 Plan) and the 2015 Equity Incentive Plan (our 2015 Plan). In August 2015, our board of directors adopted, and in September 2015 our stockholders approved, the 2015 Plan, which became effective in connection with our IPO and serves as the successor to our 2009 Plan. Our 2015 Plan provides for grants of incentive stock options,-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. We ceased grants of new awards under our 2009 Plan after the effective date of our 2015 Plan, and no new grants will be made from our 2009 Plan. Outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements, until such outstanding awards that are stock options are exercised, terminated or expired by their terms, and until any restricted stock awards become vested or are forfeited.

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

2015 Employee Stock Purchase Plan

In August 2015, our board of directors adopted and our stockholders approved, the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective in connection with our IPO. A total of 3,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions (or other payroll contributions) of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). Except for the initial offering period, the 2015 ESPP provides for 24 month offering periods beginning March 16th  and September 16th of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began in October 2015, and will end on September 15, 2017. On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date.

Additionally, in accordance with our 2015 ESPP, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering will automatically be enrolled in the new offering (ESPP reset). As the closing stock price on the new offering date of March 16, 2016 was lower than the closing stock price on the initial offering date of October 7, 2015, the initial offering period ended on March 15, 2016 and an ESPP reset was triggered.  This reset resulted in a modification charge of approximately $10.3 million, net of estimated forfeiture, which will be recognized over the new 24-month offering period.

During the three months ended April 30, 2016, we recognized $4.2 million of stock-based compensation expense related to our 2015 ESPP. As of April 30, 2016, there was $28.7 million of unrecognized stock-based compensation expense, net of estimated forfeiture related to our 2015 ESPP that is expected to be recognized over the term of the related offering periods.

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options

A summary of activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	68,879,087	$6.43	7.9	$505,131
Options granted	1,891,000	12.75
Options exercised	(2,181,055)	1.40
Options cancelled	(691,251)	11.27
Balance as of April 30, 2016	67,897,781	$6.72	7.7	$562,758
Vested and exercisable as of April 30, 2016	25,495,004	$2.64	6.6	$304,484
Vested and expected to vest as of April 30, 2016	65,641,943	$6.64	7.7	$549,018

The aggregate intrinsic value of options vested and exercisable and vested and expected to vest as of April 30, 2016 is calculated based on the difference between the exercise price and the closing price of $14.55 of our Class A common stock on April 29, 2016.

As of April 30, 2016, total unrecognized employee compensation cost, net of estimated forfeitures, was $179.1 million, which is expected to be recognized over a weighted-average period of approximately 3.5 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

During the three months ended April 30, 2015 and 2016, we granted options to purchase 83,000 and 780,000 shares of common stock, respectively, net of cancellations that vest upon satisfaction of a performance condition. For those options that management determined that it is probable that the performance condition will be satisfied, stock-based compensation expense of $440,000 and $549,000 was recognized during the three months ended April 30, 2015 and 2016 respectively.

Restricted Stock Units

A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance as of January 31, 2016	53,000	$16.98
Granted	4,334,600	14.27
Vested	—	—
Forfeited / cancelled	(10,500)	13.91
Unvested balance as of April 30, 2016	4,377,100	$14.30
Expected to vest as of April 30, 2016	4,144,238	$14.30

As of April 30, 2016, total unrecognized employee compensation cost, net of estimated forfeitures, related to outstanding restricted stock units was $57.5 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2015	2016
Cost of revenue—product	$56	$102
Cost of revenue—support	333	1,051
Research and development	3,625	11,220
Sales and marketing	3,444	7,237
General and administrative	1,401	2,524
Total stock-based compensation expense	$8,859	$22,134

Note 9. Net Loss per Share Attributable to Common Stockholders

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, stock options, unvested restricted stock awards, repurchasable shares from early exercised stock options and shares subject to ESPP withholding are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2015	2016
Net loss	$(49,120)	$(63,459)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,605	189,283
Net loss per share attributable to common stockholders, basic and diluted	$(1.51)	$(0.34)

PURE STORAGE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2015	2016
Convertible preferred stock (on an if-converted basis)	122,281	—
Stock options to purchase common stock	55,325	68,407
Restricted stock units	—	1,375
Early exercised stock options	4,406	2,666
Employee stock purchase plan	—	364
Total	182,012	72,812

Note 10. Income Taxes

Our provision for income taxes was primarily due to taxes on international operations and state income taxes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision for income taxes recorded was primarily attributable to changes in our valuation allowance, non-deductible stock-based compensation expense and the tax rate differential between the U.S. and foreign countries.

As of April 30, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the fiscal year ended January 31, 2016.

Note 11. Segment Information

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

The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands, unaudited):

	Three Months Ended April 30,
	2015	2016
United States	$58,674	$111,227
Rest of the world	15,403	28,720
Total revenue	$74,077	$139,947

Long-lived assets by geographic area are summarized as follows (in thousands, unaudited):

	As of January 31, 2016	As of April 30, 2016
United States	$50,501	$68,058
Rest of the world	2,128	3,197
Total long-lived assets	$52,629	$71,255

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31.

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
•

In March 2016, we announced our new FlashBlade product, our new elastic scale-out file and object storage system that delivers all-flash performance to terabyte-scale and multi-petabyte-scale data sets.  FlashBlade is expected to be available on directed basis in the third quarter of 2016 and is targeted to be generally available later in the year. We also announced a new entry-level model of our FlashArray product and FlashStack Mini, a new converged infrastructure solution.  The new entry-level FlashArray product and FlashStack Mini solution are expected to be generally available in June 2016.

Since launching FlashArray in May 2012, our customer base has grown to over 1,950 customers. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented over 10% of revenue for the three months ended April 30, 2015 and 2016.

We have grown rapidly in recent periods, with revenue for the three months ended April 30, 2015 and 2016 of $74.1 million and $139.9 million, representing year-over-year growth of 89%. We expect that the rate of growth in our revenue will continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $49.1 million and $63.5 million for the three months ended April 30, 2015 and 2016.

Since our founding, we have invested heavily in growing our business. Our headcount increased from over 1,300 employees as of January 31, 2016 and to over 1,500 employees as of April 30, 2016. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing storage platform and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. Our investments in research and development may result in enhancements or products that may not achieve adequate levels of market adoption, are more expensive to develop than anticipated, may take longer to generate revenue or may generate less revenue than we anticipate. We expect that our results of operations and cash flows will be impacted by the timing, size and level of success of these product development investments.

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

In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, even though our revenue generated from customers outside of the United States was 22% and 21% of our total revenue for the fiscal year ended January 31, 2016 and three months ended April 30, 2016, our international operations are relatively new and we have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our international expansion efforts may not be successful.

As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

Our Business Model

Currently, we sell our platform predominantly through a high touch, channel-fulfilled model. Our global sales force works collaboratively with our channel partners. Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented over 10% of revenue for the three months ended April 30, 2015 and 2016.

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

The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. For all customers that have been with us for at least 12 months as of April 30, 2016, for every $1 of initial product purchase, our top 25 customers on average spent approximately $12 on new product purchases in the first 18 months following their initial purchase.

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

General and Administrative. General and administrative expense consists primarily of compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in the growth of our business.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign currency transactions, interest income earned on cash, cash equivalents and marketable securities.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded no U.S. federal income tax and provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss (NOL), carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Three Months Ended April 30,
	2015	2016
	(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product	$63,618	$111,738
Support	10,459	28,209
Total revenue	74,077	139,947
Cost of revenue:
Product(1)	22,712	34,042
Support(1)	6,924	12,893
Total cost of revenue	29,636	46,935
Gross profit	44,441	93,012
Operating expenses:
Research and development(1)	31,682	52,500
Sales and marketing(1)	48,327	82,816
General and administrative(1)	12,692	21,482
Total operating expenses	92,701	156,798
Loss from operations	(48,260)	(63,786)
Other income (expense), net	(703)	1,282
Loss before provision for income taxes	(48,963)	(62,504)
Provision for income taxes	157	955
Net loss	$(49,120)	$(63,459)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2015	2016
	(unaudited)
Cost of revenue—product	$56	$102
Cost of revenue—support	333	1,051
Research and development	3,625	11,220
Sales and marketing	3,444	7,237
General and administrative	1,401	2,524
Total stock-based compensation expense	$8,859	$22,134

	Three Months Ended April 30,
	2015	2016
	(unaudited)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	86%	80%
Support	14	20
Total revenue	100	100
Cost of revenue:
Product	31	25
Support	9	9
Total cost of revenue	40	34
Gross profit	60	66
Operating expenses:
Research and development	43	38
Sales and marketing	65	59
General and administrative	17	15
Total operating expenses	125	112
Loss from operations	(65)	(46)
Other income (expense), net	(1)	1
Loss before provision for income taxes	(66)	(45)
Provision for income taxes	(0)	1
Net loss	(66)%	(46)%

Revenue

	Three Months Ended April 30,		Change
	2015	2016	$	%
	(dollars in thousands, unaudited)
Product revenue	$63,618	$111,738	$48,120	76%
Support revenue	10,459	28,209	17,750	170%
Total revenue	$74,077	$139,947	$65,870	89%

Total revenue increased by $65.9 million, or 89%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015.  The increase in product revenue was primarily driven by sales of our FlashArray//m that was launched in June 2015 to a growing number of new and existing customers. The number of customers grew from approximately 900 as of April 30, 2015 to over 1,950 as of April 30, 2016. The increase in support revenue was driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as increased recognition of deferred support revenue.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2015	2016	$	%
	(dollars in thousands, unaudited)
Product cost of revenue	$22,712	$34,042	$11,330	50%
Support cost of revenue	6,924	12,893	5,969	86%
Total cost of revenue	$29,636	$46,935	$17,299	58%
Product gross margin	64%	69%
Support gross margin	34%	54%
Total gross margin	60%	66%

Cost of revenue increased by $17.3 million, or 58%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support cost of revenue was primarily attributable to costs in our customer support organization primarily driven by personnel costs associated with increased headcount and an increase in parts replacement in support of our maintenance and support agreements. Total headcount in these functions increased 36% from April 30, 2015 to April 30, 2016.

Total gross margin increased from 60% during the three months ended April 30, 2015 to 66% during the three months ended April 30, 2016. Product gross margin increased 5 points from the three months ended April 30, 2015 to the three months ended April 30, 2016, primarily driven by a shift in the mix of products sold as we transitioned to FlashArray//m, as well as continued cost reduction on certain key components. Support gross margin increased 20 points from the three months ended April 30, 2015 to the three months ended April 30, 2016, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as operational efficiencies.

Operating Expenses

Research and Development

	Three Months Ended April 30,		Change
	2015	2016	$	%
	(dollars in thousands, unaudited)
Research and development	$31,682	$52,500	$20,818	66%

Research and development expense increased by $20.8 million, or 66%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015, as we continued to develop new and enhanced product offerings. The increase was primarily driven by an increase of $16.2 million in salary and related costs, including an increase of $7.6 million in stock-based compensation expense, as headcount increased by 43% from April 30, 2015 to April 30, 2016. The remainder of the increase was primarily attributable to $3.6 million in depreciation expense on test equipment.

Sales and Marketing

	Three Months Ended April 30,		Change
	2015	2016	$	%
	(dollars in thousands, unaudited)
Sales and marketing	$48,327	$82,816	$34,489	71%

Sales and marketing expense increased by $34.5 million, or 71%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $21.0 million in salary and related costs, including an increase of $7.3 million in sales commission expense and an increase of $3.8 million in stock-based compensation expense, as headcount increased by 50% from April 30, 2015 to April 30, 2016. The remainder of the increase was primarily attributable to $9.8 million costs related to marketing and brand awareness programs as well as $3.1 million in sales conference, travel and other costs.

General and Administrative

	Three Months Ended April 30,		Change
	2015	2016	$	%
	(dollars in thousands, unaudited)
General and administrative	$12,692	$21,482	$8,790	69%

General and administrative expense increased by $8.8 million, or 69%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. The increase was primarily due to an increase of $3.2 million in salary and related costs, including an increase in stock-based compensation expense of $1.1 million, as we increased our headcount by 44% from April 30, 2015 to April 30, 2016. Additionally, legal, consulting, accounting and audit fees increased by $2.5 million as we expanded internationally and prepared to become and now operate as a public company and $1.9 million in office-related costs.

Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2015	2016	$	%
	(dollars in thousands, unaudited)
Other income (expense), net	$(703)	$1,282	$1,985	282%

Changes in other income (expense), net were primarily due to realized gains from foreign currency transactions and interest income earned on our cash, cash equivalents and marketable securities.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2015	2016	$	%
	(dollars in thousands, unaudited)
Provision for income taxes	$157	$955	$798	508%

The provision for income taxes was primarily related to taxes on international operations as we continued our global expansion and state income taxes.

Liquidity and Capital Resources

As of April 30, 2016, we had cash, cash equivalents and marketable securities of $607.0 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly liquid debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $618.8 million. We expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

In August 2014, we entered into a two-year revolving line of credit facility to provide up to $15.0 million based on 80% of qualifying accounts receivable. Borrowings under the line of credit bear interest at the lender’s prime rate plus 1%. The revolving line of credit facility was collateralized by substantially all of our assets, excluding any intellectual property. It also contains various covenants, including covenants related to the delivery of financial and other information, as well as limitations on dispositions, mergers, consolidations and other corporate activities. As of January 31, 2016, we had no borrowings from this line of credit and we were in compliance with all financial covenants. In April 2016, we terminated this line of credit.

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

As of January 31, 2016 and April 30, 2016, we had letters of credit in the aggregate amount of $7.1 million and $6.4 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through March 2023.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Three Months Ended April 30,
	2015	2016
	(unaudited)
Net cash provided by (used in) operating activities	$(14,117)	$6,760
Net cash used in investing activities	$(6,742)	$(343,809)
Net cash provided by financing activities	$1,378	$18,403

Operating Activities

Net cash provided by operating activities during the three months ended April 30, 2016 was $6.8 million, which resulted from a net loss of $63.5 million, partially offset by non-cash charges for stock-based compensation expense of $22.1 million, $10.4 million for depreciation and amortization and net cash inflows of $37.2 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $20.7 million increase in deferred revenue, a $28.6 million decrease in accounts receivable and a decrease in deferred commissions of $4.1 million, partially offset by a $11.0 million decrease in accrued compensation and other liabilities, $2.7 million increase in prepaid expenses and other assets and $2.6 million increase in inventory. The increase in deferred revenue was primarily due to new sales order growth during the quarter ended April 30, 2016. The decreases in accounts receivable, accrued compensation and other liabilities were primarily attributable to the timing of collections and payments.

Net cash used in operating activities during the three months ended April 30, 2015 was $14.1 million, which resulted from a net loss of $49.1 million, partially offset by non-cash charges of $8.9 million for stock-based compensation expense and $6.5 million for depreciation and amortization and net cash inflows of $19.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of $22.2 million increase in deferred revenue, $4.1 million decrease in accounts receivable and $1.8 million decrease in deferred commissions. The inflows were partially offset by $1.5 million increase in inventory, $3.0 million increase in prepaid expenses and other assets, and $3.9 million decrease in accrued compensation and other liabilities and accounts payable. The increase in deferred revenue was primarily due to new sales order growth during the quarter. The increase in inventory was a result of increased purchases to meet higher demand for our products. The decreases in accounts receivable, accrued compensation and other liabilities and accounts payable were primarily attributable to the timing of collections and payments.

Investing Activities

Net cash used in investing activities during the three months ended April 30, 2016 of $343.8 million resulted primarily from net purchases of marketable securities of $320.1 million capital expenditures of $24.4 million and a change in restricted cash related to security deposits for office space of $0.7 million.

Net cash used in investing activities during the three months ended April 30, 2015 of $6.7 million resulted from capital expenditures.

Financing Activities

Net cash provided by financing activities of $18.4 million during the three months ended April 30, 2016 was primarily due to $15.1 million from proceeds from issuance of common stock under ESPP and $3.3 million of proceeds from the exercise of stock options.

Net cash provided by financing activities of $1.4 million during the three months ended April 30, 2015 was primarily due to $1.7 million of proceeds from the exercise of stock options, which was partially offset by payments of deferred offering costs of $0.3 million.

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

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see “Critical Accounting Policies and Estimates” in our latest 10-K. There have been no material changes to our critical accounting policies and estimates since our 10-K filed on March 25, 2016.

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

Interest Rate Risk

Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of April 30, 2016, we had cash, cash equivalents and marketable securities of $607.0 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $4 million as of April 30, 2016.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange should become more significant.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the balance sheet dates to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $2 million as of April 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On November 4, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. The complaint seeks damages and injunctive relief. On November 26, 2013, we answered and counterclaimed, denying EMC’s allegations and alleging that EMC surreptitiously obtained and tested our product in a manner that constituted misappropriation of our trade secrets, a breach of contract, breach of the covenant of good faith and fair dealing, unlawful interference with our contractual and business relationships as well as unfair competition and a violation of Massachusetts General Law 93A, Sections 2 and 11. On November 18, 2014, we amended our counterclaim, additionally alleging that EMC has engaged in commercial disparagement, violated the Lanham Act and engaged in defamation. Our counterclaim seeks damages and declaratory and injunctive relief. Fact and expert discovery has closed. Dispositive motions were filed in May 2016.The District Court has scheduled a trial date for October 24, 2016.

In a separate litigation matter, on November 26, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging infringement of five patents held by EMC. The five patents are U.S. Patent 6,904,556 entitled “Systems and Methods Which Utilize Parity Sets,” U.S. Patent 6,915,475 entitled “Data Integrity Management for Data Storage Systems,” U.S. Patent 7,373,464 entitled “Efficient Data Storage System” and the related U.S. Patent 7,434,015 entitled “Efficient Data Storage System” and U.S. Patent 8,375,187 entitled “I/O Scheduling For Flash Drives.” The complaint seeks damages and injunctive and equitable relief, with respect to the FlashArray 400-Series and predecessor products. Prior to trial, EMC dropped U.S. Patent No. 6,915,475 from the suit, and the District Court found, in a summary judgment ruling, that we did not infringe U.S. Patent No. 8,375,187 and did infringe certain claims of U.S. Patent No. 7,434,015, (’015 patent). The remaining two patents and the validity of ‘015 patent went to trial.

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

We believe there are strong grounds to challenge the infringement ruling by the District Court and the validity finding by the jury, with respect to the ‘015 patent. We have challenged the findings with respect to the ‘015 patent in post-trial motions before the District Court and, if necessary, will appeal to the U.S. Court of Appeals for the Federal Circuit.

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

We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and may experience rapid growth in future periods. For example, our headcount increased to over 1,300 employees as of January 31, 2016, and to over 1, 500 employees as of April 30, 2016. Our future operating results will depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we believe that we must, among other things, effectively:

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

We have not achieved profitability for any fiscal year since our inception. We incurred a net loss of  $213.8 million for the fiscal year ended January 31, 2016 and $63.5 million for the three months ended April 30, 2016, and we had an accumulated deficit of $555.3 million as of January 31, 2016 and $618.8 million as of  April 30, 2016. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.

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

Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. Over the last five quarters, our quarterly gross margins ranged from 58% to 66%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

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

Our sales efforts involve educating our customers about the use and benefits of our products, including their technical capabilities and cost saving potential. Larger customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. Since we do not recognize revenue from a sale until title is transferred for the product, if we have a substantial portion of our sales at the end of a quarter, we may be unable to transfer title and recognize the associated revenue in that quarter. Furthermore, our products come with a 30-

day money back guarantee, allowing a customer to return a FlashArray product within 30 days of receipt if the customer is not satisfied with its purchase for any reason. In addition, a portion of our sales in any quarter is generated by sales activity initiated during the quarter. These factors, among others, make it difficult for us to predict when customers may purchase our products. We may expend significant resources on an opportunity without ever achieving a sale, which may adversely affect our operating results and cause our operating results to fluctuate. In addition, if sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results may suffer.

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

We rely on a limited number of suppliers, and in some cases, on single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. For example, the CPUs utilized in our products are supplied by Intel Corporation (Intel), and neither we nor our contract manufacturers have an agreement with Intel for the procurement of these CPUs. Instead, we purchase the CPUs either directly from Intel or through a reseller on a purchase order basis. Intel or its resellers could stop selling to us at any time or could raise their prices without notice. This reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:

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

For example, in November 2013, EMC Corporation (EMC), filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. In addition, in November 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging infringement of five patents held by EMC. In March 2016, a jury returned a verdict awarding EMC $14.0 million in royalty damages for infringement of one patent in the patent lawsuit. While we are vigorously defending ourselves in these lawsuits and may challenge the findings in the patent lawsuit, we are unable to predict the ultimate outcome of these legal matters. See the section titled “Legal Proceedings” for more information relating to these legal matters.

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

Substantial sales of shares of our common stock in the future could cause the market price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our large stockholders. In particular, we have two large stockholders that each hold well over 10% of our outstanding common stock. While volume limitations under Rule 144 under the Securities Act could partially limit sales by directors, executive officers and other affiliates, the market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

The trading price of our Class A common stock has been and may continue to be highly volatile, and an active, liquid, and orderly market for our Class A common stock may not be sustained.

The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $11.64 to $19.74, through May 31, 2016. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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

As a public company, we have incurred and expect to incur significant legal, accounting and other expenses. In addition, new rules implemented by the SEC and New York Stock Exchange (NYSE) require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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

Not applicable.

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

Company Name

Date: June 3, 2016	By:	/s/ SCOTT DIETZEN
Scott Dietzen
Chief Executive Officer and Director (Principal Executive Officer)

Date: June 3, 2016	By:	/s/ TIMOTHY RIITTERS
Timothy Riitters
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	3/25/2016

3.2	Bylaws.	S-1	333-206312	3.4	9/09/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/09/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.