Form 10-Q
period 2016-07-31
Pure Storage, Inc.
filed 2016-09-06
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 25, 2016, the registrant had 72,026,868 shares of its Class A common stock outstanding and 124,581,816 shares of its Class B common stock outstanding.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our expansion and growth, our expectations that average sales prices may decrease over time, our plans to expand and continue to invest internationally, our plans to expand the research and development organization as well as the sales and marketing function and channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses, despite significant revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, our ability to innovate and introduce new products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, our expectations concerning relationships with third parties, including partners and customers, the adequacy of our intellectual property rights, and expectations concerning pending legal proceedings and related costs.
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

ii

PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

	As of January 31, 2016	As of July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$604,742	$205,818
Marketable securities	—	364,356
Accounts receivable, net of allowance of $944 and $2,146 as of January 31, 2016 and July 31, 2016	126,324	118,532
Inventory	20,649	22,630
Deferred commissions, current	15,703	14,023
Prepaid expenses and other current assets	20,652	20,933
Total current assets	788,070	746,292
Property and equipment, net	52,629	78,523
Intangible assets, net	6,980	7,312
Deferred income taxes, non-current	536	815
Other assets, non-current	22,568	29,262
Total assets	$870,783	$862,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,187	$30,526
Accrued compensation and benefits	32,995	33,369
Accrued expenses and other liabilities	14,076	20,464
Deferred revenue, current	94,514	127,430
Liability related to early exercised stock options	4,760	4,274
Total current liabilities	184,532	216,063
Deferred revenue, non-current	121,690	129,876
Other liabilities, non-current	1,207	2,209
Total liabilities	307,429	348,148
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2016 and July 31, 2016; no shares issued and outstanding as of January 31, 2016 and July 31, 2016	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2016 and July 31, 2016; 190,509 (Class A 28,769, Class B 161,740) and 196,466 (Class A 71,516, Class B 124,950) shares issued and outstanding as of January 31, 2016 and July 31, 2016	19	20
Additional paid-in capital	1,118,670	1,193,936
Accumulated other comprehensive income	—	852
Accumulated deficit	(555,335)	(680,752)
Total stockholders’ equity	563,354	514,056
Total liabilities and stockholders’ equity	$870,783	$862,204

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
Revenue:
Product	$71,192	$130,920	$134,810	$242,658
Support	13,469	32,294	23,928	60,503
Total revenue	84,661	163,214	158,738	303,161
Cost of revenue:
Product	27,641	42,847	50,353	76,893
Support	7,497	14,000	14,421	26,934
Total cost of revenue	35,138	56,847	64,774	103,827
Gross profit	49,523	106,367	93,964	199,334
Operating expenses:
Research and development	38,188	58,635	69,870	111,573
Sales and marketing	59,517	87,583	107,844	170,681
General and administrative	15,227	19,630	27,919	41,211
Total operating expenses	112,932	165,848	205,633	323,465
Loss from operations	(63,409)	(59,481)	(111,669)	(124,131)
Other income (expense), net	(371)	37	(1,074)	1,319
Loss before provision for income taxes	(63,780)	(59,444)	(112,743)	(122,812)
Provision for income taxes	57	106	214	526
Net loss	$(63,837)	$(59,550)	$(112,957)	$(123,338)
Net loss per share attributable to common stockholders, basic and diluted	$(1.89)	$(0.31)	$(3.41)	$(0.65)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,688	192,730	33,154	191,026

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
Net loss	$(63,837)	$(59,550)	$(112,957)	$(123,338)
Other comprehensive income, net of tax effect:
Change in unrealized net gain on available-for-sale securities	—	45	—	852
Comprehensive loss	$(63,837)	$(59,505)	$(112,957)	$(122,486)

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,957)	$(123,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,268	22,336
Stock-based compensation expense	20,659	50,894
Other	—	494
Changes in operating assets and liabilities:
Accounts receivable, net	(21,017)	6,589
Inventory	(1,653)	(2,392)
Deferred commissions	(4,865)	1,887
Prepaid expenses and other assets	(2,634)	(809)
Accounts payable	2,417	(10,007)
Accrued compensation and other liabilities	11,479	8,687
Deferred revenue	49,813	41,102
Net cash used in operating activities	(44,490)	(4,557)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(21,823)	(46,118)
Purchase of intangible assets	—	(1,000)
Purchases of marketable securities	—	(427,968)
Sales of marketable securities	—	59,071
Maturities of marketable securities	—	5,800
Net increase in restricted cash	—	(5,600)
Net cash used in investing activities	(21,823)	(415,815)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	3,004	6,369
Proceeds from issuance of common stock under employee stock purchase plan	—	15,079
Payments of deferred offering costs	(1,116)	—
Net cash provided by financing activities	1,888	21,448
Net decrease in cash and cash equivalents	(64,425)	(398,924)
Cash and cash equivalents, beginning of period	192,707	604,742
Cash and cash equivalents, end of period	$128,282	$205,818
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$333	$1,827
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$1,742	$7,691
Vesting of early exercised stock options	$1,096	$486
Unpaid deferred offering costs	$1,373	$—

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of best estimate of selling price included in multiple-element revenue arrangements, sales commissions, useful lives of intangible assets and property and equipment, fair values of stock-based awards, provision for income taxes, including related reserves and contingent liabilities, among others. Management bases its estimates on historical experience and on various other assumptions which are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Restricted Cash
Restricted cash is comprised of cash collateral for a vendor credit card program and letters of credit related to our leases. As of January 31, 2016 and July 31, 2016, we had restricted cash of $7.1 million and $12.7 million, which was included in other assets, non-current, in the condensed consolidated balance sheets.
Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, net of tax, in other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We determine any realized gains or losses on the sale of marketable

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

securities on a specific identification method. In addition, we evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value deemed to be other than temporary are reported in other income (expense), net, in the condensed consolidated statements of operations.
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
As of January 31, 2016 and July 31, 2016, we recorded deferred commissions, current, of $15.7 million and $14.0 million, and deferred commissions, non-current, of $14.3 million and $14.1 million, in other assets, non-current, in the condensed consolidated balance sheets. We recognized sales commission expenses of $9.7 million and $19.6 million during the three months ended July 31, 2015 and 2016 and $18.6 million and $37.2 million during the six months ended July 31, 2015 and 2016.
Recently Adopted Accounting Standard
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). We elected to early adopt this standard in the second quarter of fiscal 2017 with February 1, 2016 being the effective date of adoption. Under ASU 2016-09, excess tax benefits and deficiencies are recognized prospectively in our provision for income taxes rather than additional paid-in capital. As a result of the adoption, our provision for income taxes decreased by $535,000 during the three months ended April 30, 2016. Additionally, we have elected to account for forfeitures as they occur rather than estimate expected forfeiture using a modified retrospective transition method. Accordingly, we recorded a cumulative-effect adjustment of $2.1 million to accumulated deficit and an increase of stock-based compensation expense of $864,000 during the three months ended April 30, 2016. The impact to our provision for income taxes and stock-based compensation expense of $535,000 and $864,000 in the quarter ended April 30, 2016 were reflected in our net loss for the six months ended July 31, 2016. Finally, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. We elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year, and thus, the new standard will be effective for us beginning on February 1, 2018 with early adoption permitted on or after February 1, 2017. This standard may be adopted using either the full or modified retrospective methods. We are currently evaluating adoption methods and the impact of this standard on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for us beginning on February 1, 2019 and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating adoption methods and the impact of this standard on our consolidated financial statements.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update are effective for us beginning on February 1, 2020 with early adoption permitted on or after February 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 3. Financial Instruments
Fair Value Measurements
We measure our cash equivalents, marketable securities and restricted cash at fair value on a recurring basis. We define fair value as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

▪	Level I—Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;

▪
Level II—Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and

▪
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
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2016 and July 31, 2016 (in thousands):

	As of January 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Restricted Cash
Level 1
Money market funds	$45,614	$—	$—	$45,614	$45,614	$—
Level 2
Certificate of deposits	7,132	—	—	7,132	—	7,132
Total	$52,746	$—	$—	$52,746	$45,614	$7,132

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of July 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$—	$—	$—	$12,732
Level 2
U.S. government treasury notes	135,581	181	(3)	135,759	18,546	117,213	—
U.S. government agencies	47,655	41	(6)	47,690	4,001	43,689	—
Corporate debt securities	200,093	1,146	(15)	201,224	401	200,823	—
Foreign government bonds	2,624	7	—	2,631	—	2,631	—
Total	$385,953	$1,375	$(24)	$387,304	$22,948	$364,356	$12,732

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of July 31, 2016
	Amortized Cost	Fair Value
Due within one year	$78,421	$78,470
Due in one to five years	284,585	285,886
Total	$363,006	$364,356

As of July 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months. Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our marketable securities as of July 31, 2016 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position for less than 12 months as of July 31, 2016, aggregated by investment category (in thousands):

	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government notes	$2,002	$(3)
U.S. government agencies	6,492	(6)
Corporate debt securities	13,689	(15)
Total	$22,183	$(24)

Gross realized gains on sale of marketable securities for the three and six months ended July 31, 2016 were $104,000 and $110,000, respectively. We reflect these gains as a component of other income (expense), net in the accompanying condensed consolidated statements of operations.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2016	As of July 31, 2016
Test equipment	$65,663	$94,914
Computer, equipment and software	31,388	45,340
Furniture and fixtures	2,852	4,028
Leasehold improvements	4,935	7,839
Total property and equipment	104,838	152,121
Less: accumulated depreciation and amortization	(52,209)	(73,598)
Property and equipment, net	$52,629	$78,523

Depreciation and amortization expense was $7.2 million and $11.6 million for the three months ended July 31, 2015 and 2016 and $13.4 million and $21.7 million for the six months ended July 31, 2015 and 2016, respectively.
Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	As of January 31, 2016	As of July 31, 2016
Technology patents	$9,125	$10,125
Accumulated amortization	(2,145)	(2,813)
Intangible assets, net	$6,980	$7,312

During the three months ended July 31, 2016, we acquired a portfolio of technology patents for $1.0 million with an estimated weighted average useful life of 5 years. Intangible assets amortization expense was $326,000 and $342,000 for the three months ended July 31, 2015 and 2016 and $652,000 and $668,000 for the six months ended July 31, 2015 and 2016.  Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the condensed consolidated statements of operations.
As of July 31, 2016, expected amortization expense for intangible assets for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2017	$752
2018	1,504
2019	1,504
2020	1,504
2021	1,504
Thereafter	544
Total	$7,312

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2016	As of July 31, 2016
Sales and use tax payable	$299	$150
Accrued professional fees	3,044	3,214
Accrued marketing	2,684	6,237
Accrued travel and entertainment expenses	2,182	3,223
Income tax payable	1,791	1,285
Other accrued liabilities	4,076	6,355
Total accrued expenses and other liabilities	$14,076	$20,464

Note 5. Commitments and Contingencies

Operating Leases

During the six months ended July 31, 2016, we entered into three office facility lease agreements and an amendment to an existing office facility lease agreement with total additional lease obligations of approximately $39.5 million with lease periods expiring through June 2024.
Letters of Credit
As of January 31, 2016 and July 31, 2016, we had outstanding letters of credit in the aggregate amount of $7.1 million and $7.7 million respectively, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.
Legal Matters
On November 4, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. The complaint seeks damages and injunctive relief. On November 26, 2013, we answered and counterclaimed, denying EMC’s allegations and alleging that EMC surreptitiously obtained and tested our product in a manner that constituted misappropriation of our trade secrets, a breach of contract, breach of the covenant of good faith and fair dealing, unlawful interference with our contractual and business relationships as well as unfair competition and a violation of Massachusetts General Law 93A, Sections 2 and 11. On November 18, 2014, we amended our counterclaim, additionally alleging that EMC has engaged in commercial disparagement, violated the Lanham Act and engaged in defamation. Our counterclaim seeks damages and declaratory and injunctive relief. Fact and expert discovery has closed. Dispositive motions were filed in May 2016. In August 2016, we received summary judgment on EMC’s claims under Massachusetts General Law 93A, and the remainder of our dispositive motions were denied pending resolution at trial. EMC’s dispositive motions are still pending. The District Court has scheduled a trial date for October 24, 2016.
In a separate litigation matter, on November 26, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging infringement of five patents held by EMC. The five patents are U.S. Patent No. 6,904,556 entitled “Systems and Methods Which Utilize Parity Sets,” U.S. Patent No. 6,915,475 entitled “Data Integrity Management for Data Storage Systems,” U.S. Patent No. 7,373,464 entitled “Efficient Data Storage System” and the related U.S. Patent No. 7,434,015 entitled “Efficient Data Storage System” and U.S. Patent No. 8,375,187 entitled “I/O Scheduling For Flash Drives.” The complaint seeks damages and injunctive and equitable relief, with respect to the FlashArray 400-Series and predecessor products. Prior to trial, EMC dropped U.S. Patent No. 6,915,475 from the suit, and the District Court found, in a summary judgment ruling, that we did not infringe U.S. Patent No. 8,375,187 and did infringe certain claims of U.S. Patent No. 7,434,015, (’015 patent). The remaining two patents and the validity of ‘015 patent went to trial.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 15, 2016, the jury returned a verdict finding that we did not infringe U.S. Patent Nos. 6,904,556 and 7,373,464, and that the ‘015 patent, which the District Court ruled us to have infringed, is valid. The jury awarded EMC $14.0 million in royalty damages for infringement of the '015 patent. The jury declined to award any lost profit damages. On March 21, 2016, EMC filed an additional complaint for infringement of the '015 patent with respect to the FlashArray//m product, which EMC did not seek permission from the District Court to add to the lawsuit when FlashArray//m was launched in June of 2015. This new complaint seeks damages and injunctive and equitable relief based on the District Court's previous ruling with respect to the '015 patent. The infringement ruling represents a reasonably possible loss contingency under the applicable accounting standards of up to $14.0 million. We believed there were strong grounds to challenge the infringement ruling by the District Court and the validity finding by the jury with respect to the ‘015 patent, and thus we challenged the findings with respect to the ‘015 patent in post-trial motions before the District Court. On September 1, 2016, the District Court ruled that we are entitled to a new trial on the issue of validity of the ‘015 patent in light of U.S. Patent No. 6,889,297 (the Sun patent) and dismissed as moot EMC’s motion for a permanent injunction precluding us from using the deduplication technology of the asserted claims of the ‘015 patent. No date has been set for the new trial. At present, we do not believe it is probable that a loss has been incurred. As a result, we have not recorded any loss contingency on our consolidated balance sheet as of July 31, 2016.
On September 1, 2016, a purported securities class action entitled Ramsay v. Pure Storage, Inc., et al. was filed in the Superior Court of the State of California (San Mateo County) against us and certain of our officers, directors, investors and underwriters. The complaint asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, 15 U.S.C. section 77 related to alleged inaccuracies, omissions, misstatements or misrepresentations in our registration statement filed in connection with our initial public offering. While we have not yet responded to the complaint, we believe there is no merit to the allegations and intend to defend ourselves vigorously.
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of July 31, 2016.
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

Note 6. Stockholders’ Equity
Preferred Stock
Upon the closing of our initial public offering (IPO) in October 2015, we filed an Amended and Restated Certificate of Incorporation, which authorized 20,000,000 shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of July 31, 2016, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of July 31, 2016, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of July 31, 2016, 71,516,602 shares of Class A common stock were issued and outstanding and 124,949,816 shares of Class B common stock were issued and outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (our 2009 Plan) and the 2015 Equity Incentive Plan (our 2015 Plan). In August 2015, our board of directors adopted, and in September 2015 our stockholders approved, the 2015 Plan, which became effective in connection with our IPO and serves as the successor to our 2009 Plan. Our 2015 Plan provides for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. We ceased grants of new awards under our 2009 Plan after the effective date of our 2015 Plan, and no new grants will be made from our 2009 Plan. Outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements, until such outstanding awards that are stock options are exercised, terminated or expired by their terms, and until any restricted stock awards become vested or are forfeited.
We initially reserved 27,000,000 shares of our Class A common stock for issuance under our 2015 Plan. The number of shares reserved for issuance under our 2015 Plan increases automatically on the first day of February of each of 2016 through 2025, in an amount equal to 5% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31.
The exercise price of stock options will generally not be less than 100% of the fair market value of our common stock on the date of grant, as determined by our board of directors.  Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.
2015 Employee Stock Purchase Plan
In August 2015, our board of directors adopted and our stockholders approved, the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective in connection with our IPO. A total of 3,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions (or other payroll contributions) of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). Except for the initial offering period, the 2015 ESPP provides for 24 month offering periods beginning March 16th and September 16th of each year, and each offering period will consist of four six-month purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset). On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date. The initial offering period began on October 7, 2015 and ended on March 15, 2016 as our closing stock price on the new offering date of March 16, 2016 was lower than the closing stock price on October 7, 2015 which triggered an ESPP reset. The ESPP reset resulted in a modification charge of approximately $10.6 million which is being recognized over the new 24-month offering period.
During the three and six months ended July 31, 2016, we recognized $4.3 million and $8.6 million of stock-based compensation expense related to our 2015 ESPP. As of July 31, 2016, there was $24.9 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over the term of the related offering periods.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
A summary of activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	68,879,087	$6.43	7.9	$505,131
Options granted	1,979,000	12.70
Options exercised	(4,258,667)	1.57
Options forfeited/cancelled	(1,492,727)	11.09
Balance as of July 31, 2016	65,106,693	$6.83	7.5	$432,684
Vested and exercisable as of July 31, 2016	26,456,291	$3.16	6.5	$254,711

The aggregate intrinsic value of options vested and exercisable as of July 31, 2016 is calculated based on the difference between the exercise price and the closing price of $12.60 of our Class A common stock on July 29, 2016.
As of July 31, 2016, total unrecognized employee compensation cost was $172.7 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years.
During the six months ended July 31, 2015 and 2016, we granted options to purchase 83,000 and 780,000 shares of common stock that vest upon satisfaction of a performance condition. No performance shares were issued during the three months ended July 31, 2015 and 2016. For those options that management determined it is probable that the performance condition will be satisfied, we recognized stock-based compensation expense of $514,000 and $1.4 million for the three months ended July 31, 2015 and 2016 and $954,000 and $2.0 million for the six months ended July 31, 2015 and 2016.

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested Balance as of January 31, 2016	53,000	$16.98
Granted	5,513,900	13.46
Vested	(264,648)	14.38
Forfeited	(134,734)	14.51
Unvested Balance as of July 31, 2016	5,167,518	$13.42

As of July 31, 2016, total unrecognized employee compensation cost related to outstanding restricted stock units was $64.2 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
Cost of revenue—product	$40	$181	$96	$287
Cost of revenue—support	521	1,712	854	2,804
Research and development	6,804	13,976	10,429	25,634
Sales and marketing	2,536	8,732	5,980	16,251
General and administrative	1,899	3,295	3,300	5,918
Total stock-based compensation expense	$11,800	$27,896	$20,659	$50,894

Note 8. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of our convertible preferred stock do not have a contractual obligation to share in our losses.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
Net loss	$(63,837)	$(59,550)	$(112,957)	$(123,338)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,688	192,730	33,154	191,026
Net loss per share attributable to common stockholders, basic and diluted	$(1.89)	$(0.31)	$(3.41)	$(0.65)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
Convertible preferred stock (on an if-converted basis)	122,281	—	122,281	—
Stock options to purchase common stock	59,354	65,567	57,358	66,974
Restricted stock units	—	4,682	—	3,046
Early exercised stock options	3,837	2,446	4,119	2,555
Employee stock purchase plan	—	953	—	953
Total	185,472	73,648	183,758	73,528

Note 9. Income Taxes
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
As of July 31, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the fiscal year ended January 31, 2016.

Note 10. Segment Information
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
The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
United States	$65,603	$122,103	$124,277	$233,330
Rest of the world	19,058	41,111	34,461	69,831
Total revenue	$84,661	$163,214	$158,738	$303,161

Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2016	As of July 31, 2016
United States	$50,501	$75,425
Rest of the world	2,128	3,098
Total long-lived assets	$52,629	$78,523

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

•
In July 2016, we launched our new FlashBlade product, our new elastic scale-out file and object storage system that delivers all-flash performance to terabyte-scale and multi-petabyte-scale data sets, on directed basis. FlashBlade is targeted to be generally available later in the year. We also launched a new entry-level model of our FlashArray product and FlashStack Mini, a new converged infrastructure solution.

Since launching FlashArray in May 2012, our customer base has grown to over 2,300 customers. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented over 10% of revenue for the three and six months ended July 31, 2015 and 2016.
We have grown rapidly in recent periods, with revenue for the three months ended July 31, 2015 and 2016 of $84.7 million and $163.2 million, representing year-over-year growth of 93%. For the six months ended July 31, 2015 and 2016, our revenue was $158.7 million and $303.2 million, representing year-over-year revenue growth of 91%. We expect that the rate of growth in our revenue will continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $63.8 million and $59.6 million for the three months ended July 31, 2015 and 2016, and $113.0 million and $123.3 million for the six months ended July 31, 2015 and 2016.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 1,300 employees as of January 31, 2016 and to over 1,600 employees as of July 31, 2016. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing storage platform and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. Our investments in research and development may result in enhancements or products that may not achieve adequate levels of market adoption, are more expensive to develop than anticipated, may take longer to generate revenue or may generate less revenue than we anticipate. We expect that our results of operations and cash flows will be impacted by the timing, size and level of success of these product development investments.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, even though our revenue generated from customers outside of the United States was 22% and 23% of our total revenue for the fiscal year ended January 31, 2016 and six months ended July 31, 2016, our international operations are relatively new and we have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our international expansion efforts may not be successful.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
Our Business Model
Currently, we sell our platform predominantly through a high touch, channel-fulfilled model. Our global sales force works collaboratively with our channel partners. Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented over 10% of revenue for the six months ended July 31, 2015 and 2016.
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
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. For all customers that have been with us for at least 12 months as of July 31, 2016, for every $1 of initial product purchase, our top 25 customers on average spent approximately $12 on new product purchases in the first 18 months following their initial purchase.
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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities and gains and losses from foreign currency transactions.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded no U.S. federal income tax and provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss, carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
	(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product	$71,192	$130,920	$134,810	$242,658
Support	13,469	32,294	23,928	60,503
Total revenue	84,661	163,214	158,738	303,161
Cost of revenue:
Product(1)	27,641	42,847	50,353	76,893
Support(1)	7,497	14,000	14,421	26,934
Total cost of revenue	35,138	56,847	64,774	103,827
Gross profit	49,523	106,367	93,964	199,334
Operating expenses:
Research and development(1)	38,188	58,635	69,870	111,573
Sales and marketing(1)	59,517	87,583	107,844	170,681
General and administrative(1)	15,227	19,630	27,919	41,211
Total operating expenses	112,932	165,848	205,633	323,465
Loss from operations	(63,409)	(59,481)	(111,669)	(124,131)
Other income (expense), net	(371)	37	(1,074)	1,319
Loss before provision for income taxes	(63,780)	(59,444)	(112,743)	(122,812)
Provision for income taxes(2)	57	106	214	526
Net loss	$(63,837)	$(59,550)	$(112,957)	$(123,338)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
	(unaudited)
Cost of revenue—product	$40	$181	$96	$287
Cost of revenue—support	521	1,712	854	2,804
Research and development	6,804	13,976	10,429	25,634
Sales and marketing	2,536	8,732	5,980	16,251
General and administrative	1,899	3,295	3,300	5,918
Total stock-based compensation expense(3)	$11,800	$27,896	$20,659	$50,894

(2)
The adoption of ASU 2016-09 resulted in a decrease of $535,000 in the provision for income taxes for the three months ended April 30, 2016. This adjustment was reflected in the provision for income taxes for the six months ended July 31, 2016.

(3)
The adoption of ASU 2016-09 resulted in an increase of $864,000 in stock-based compensation expense for the three months ended April 30, 2016. This adjustment was reflected in the stock-based compensation expense for the six months ended July 31, 2016.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2016	2015	2016
	(unaudited)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	84%	80%	85%	80%
Support	16	20	15	20
Total revenue	100	100	100	100
Cost of revenue:
Product	33	26	32	25
Support	9	9	9	9
Total cost of revenue	42	35	41	34
Gross profit	58	65	59	66
Operating expenses:
Research and development	45	36	44	37
Sales and marketing	70	54	68	56
General and administrative	18	12	18	14
Total operating expenses	133	102	130	107
Loss from operations	(75)	(37)	(71)	(41)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(75)	(37)	(71)	(41)
Provision for income taxes	—	—	—	—
Net loss	(75)%	(37)%	(71)%	(41)%

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Product revenue	$71,192	$130,920	$59,728	84%	$134,810	$242,658	$107,848	80%
Support revenue	13,469	32,294	18,825	140%	23,928	60,503	36,575	153%
Total revenue	$84,661	$163,214	$78,553	93%	$158,738	$303,161	$144,423	91%

Total revenue increased by $78.6 million, or 93%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015 and increased by $144.4 million, or 91%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015.  The increases in product revenue were primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from approximately 1,100 as of July 31, 2015 to over 2,300 as of July 31, 2016. The increases in support revenue were driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as increased recognition of deferred support revenue.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Product cost of revenue	$27,641	$42,847	$15,206	55%	$50,353	$76,893	$26,540	53%
Support cost of revenue	7,497	14,000	6,503	87%	14,421	26,934	12,513	87%
Total cost of revenue	$35,138	$56,847	$21,709	62%	$64,774	$103,827	$39,053	60%
Product gross margin	61%	67%			63%	68%
Support gross margin	44%	57%			40%	55%
Total gross margin	59%	65%			59%	66%

Cost of revenue increased by $21.7 million, or 62%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015 and increased by $39.1 million, or 60%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support cost of revenue was primarily attributable to costs in our customer support organization as we continue to expand internationally. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement in support of an increase in the number of our maintenance and support agreements. Total headcount in these functions increased 50% from July 31, 2015 to July 31, 2016.
Total gross margin increased from 59% during the three months ended July 31, 2015 to 65% during the three months ended July 31, 2016, and increased from 59% during the six months ended July 31, 2015 to 66% during the six months ended July 31, 2016. Product gross margin increased 6 and 5 points from the three and six months ended July 31, 2015 to the three and six months ended July 31, 2016, primarily driven by a shift in the mix of products sold as we transitioned to FlashArray//m, as well as continued cost reduction on certain key components. Support gross margin increased 13 and 15 points from the three and six months ended July 31, 2015 to the three and six months ended July 31, 2016, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as operational efficiencies.
Operating Expenses
Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Research and development	$38,188	$58,635	$20,447	54%	$69,870	$111,573	$41,703	60%

Research and development expense increased by $20.4 million, or 54%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015, as we continued to develop new and enhanced product offerings such as our FlashBlade and FlashArray//m products. The increase was primarily driven by an increase of $15.6 million in salary and related costs, including an increase of $7.2 million in stock-based compensation expense, as headcount increased by 22% from July 31, 2015 to July 31, 2016. The remainder of the increase was primarily attributable to $3.0 million in depreciation expense on test equipment.

Research and development expense increased by $41.7 million, or 60%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015, as we continued to develop new and enhanced product offerings such as our FlashBlade and FlashArray//m products. The increase was primarily driven by an increase of $32.2 million in salary and related costs, including an increase of $15.2 million in stock-based compensation expense, as headcount increased by 22% from July 31, 2015 to July 31, 2016. The remainder of the increase was primarily attributable to $6.6 million in depreciation expense on test equipment and $2.3 million in allocated facilities and related costs.
Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Sales and marketing	$59,517	$87,583	$28,066	47%	$107,844	$170,681	$62,837	58%

Sales and marketing expense increased by $28.1 million, or 47%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $22.8 million in salary and related costs, including an increase of $7.0 million in sales commission expense and an increase of $6.2 million in stock-based compensation expense, as headcount increased by 38% from July 31, 2015 to July 31, 2016. The remainder of the increase was primarily attributable to $1.8 million in marketing and brand awareness program costs, $1.8 million in allocated facilities and related costs and $1.2 million in travel and other costs.

Sales and marketing expense increased by $62.8 million, or 58%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $44.3 million in salary and related costs, including an increase of $14.7 million in sales commission expense and an increase of $10.3 million in stock-based compensation expense, as headcount increased by 38% from July 31, 2015 to July 31, 2016. The remainder of the increase was primarily attributable to $11.5 million in marketing and brand awareness program costs, $3.5 million in allocated facilities and related costs and $2.6 million in sales conference, travel and other costs.
General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
General and administrative	$15,227	$19,630	$4,403	29%	$27,919	$41,211	$13,292	48%

General and administrative expense increased by $4.4 million, or 29%, during the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The increase was primarily due to an increase of $3.6 million in salary and related costs, including an increase of $1.4 million in stock-based compensation expense, as we increased our headcount by 29% from July 31, 2015 to July 31, 2016. Additionally, there were increases of $1.6 million in office and related costs and $1.0 million in consulting, accounting and audit fees as we expanded internationally and now operate as a public company. These increases were partially offset by a decrease of $2.0 million in legal fees.

General and administrative expense increased by $13.3 million, or 48%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The increase was primarily due to an increase of $6.9 million in salary and related costs, including an increase of $2.6 million in stock-based compensation expense, as we increased our headcount by 29% from July 31, 2015 to July 31, 2016. Additionally, there were increases of $2.5 million in office and related costs and $2.0 million in legal, consulting, accounting and audit fees as we expanded internationally and now operate as a public company.

Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Other income (expense), net	$(371)	$37	$408	110%	$(1,074)	$1,319	$2,393	223%

The increase in other income (expense), net during the three months ended July 31, 2016 compared to the three months ended July 31, 2015 was driven by an increase of $1.2 million in interest income earned on our cash, cash equivalents and marketable securities, partially offset by $841,000 change in net realized gains and losses from foreign currency transactions. The increase in other income (expense), net during the six months ended July 31, 2016 compared to the six months ended July 31, 2015 was primarily driven by an increase in interest income earned on our cash, cash equivalents and marketable securities.
Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Provision for income taxes	$57	$106	$49	86%	$214	$526	$312	146%

The increases in the provision for income taxes were primarily related to foreign and state income taxes. In addition, the provision for income taxes during the six months ended July 31, 2016 included a tax benefit of $535,000 related to the early adoption of ASU 2016-09. Please see Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for further information.
Liquidity and Capital Resources
As of July 31, 2016, we had cash, cash equivalents and marketable securities of $570.2 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly liquid debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $680.8 million. We expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
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
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new product introductions and the continuing market acceptance of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. For example, we acquired a portfolio of technology patents for $1.0 million during the three months ended July 31, 2016. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
As of January 31, 2016 and July 31, 2016, we had letters of credit in the aggregate amount of $7.1 million and $7.7 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Six Months Ended July 31,
	2015	2016

Net cash used in operating activities	$(44,490)	$(4,557)
Net cash used in investing activities	$(21,823)	$(415,815)
Net cash provided by financing activities	$1,888	$21,448

Operating Activities
Net cash used in operating activities during the six months ended July 31, 2016 was $4.6 million, which resulted from a net loss of $123.3 million, partially offset by non-cash charges for stock-based compensation expense of $50.9 million, $22.3 million for depreciation and amortization and net cash inflows of $45.1 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $41.1 million increase in deferred revenue, a $8.7 million increase in accrued compensation and other liabilities, a $6.6 million decrease in accounts receivable and a decrease in deferred commissions of $1.9 million, partially offset by a $10.0 million decrease in accounts payable and a $2.4 million increase in inventory. The increase in deferred revenue was primarily due to new sales order growth during the six months ended July 31, 2016. The decreases in accounts receivable and accounts payable and the increase in accrued compensation and other liabilities were primarily attributable to the timing of collections and payments.
Net cash used in operating activities during the six months ended July 31, 2015 was $44.5 million, which resulted from a net loss of $113.0 million, partially offset by non-cash charges of $20.7 million for stock-based compensation expense and $14.3 million for depreciation and amortization and net cash inflows of $33.5 million from changes in operating assets and liabilities.  The net cash inflows from changes in operating assets and liabilities was primarily the result of a $49.8 million increase in deferred revenue and a $13.9 million increase in accrued compensation and other liabilities and accounts payable. The inflows were partially offset by a $21.0 million increase in accounts receivable, a $4.9 million increase in deferred commissions and a $2.6 million increase in prepaid expenses and other assets. The increase in deferred revenue was primarily due to new sales order growth during the six months ended July 31, 2015. The increases in accounts receivable, accrued compensation and other liabilities and accounts payable were primarily attributable to revenue growth and increased activities to support overall business growth.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2016 of $415.8 million resulted from net purchases of marketable securities of $363.1 million, capital expenditures of $46.1 million, an increase in restricted cash of $5.6 million related to a vendor credit card program and security deposit for office space, as well as the purchase of a portfolio of technology patents for $1.0 million.
Net cash used in investing activities during the six months ended July 31, 2015 of $21.8 million resulted from capital expenditures.

Financing Activities
Net cash provided by financing activities of $21.4 million during the six months ended July 31, 2016 was primarily due to $15.1 million of proceeds from issuance of common stock under ESPP and $6.4 million of proceeds from the exercise of stock options.
Net cash provided by financing activities of $1.9 million during the six months ended July 31, 2015 was primarily due to $3.0 million of proceeds from the exercise of stock options, partially offset by payments of deferred offering costs of $1.1 million.

Contractual Obligations and Commitments

During the six months ended July 31, 2016, we entered into three office facility lease agreements and an amendment to an existing office facility lease agreement with total additional lease obligations of approximately $39.5 million with lease periods expiring through June 2024.

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

Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of July 31, 2016, we had cash, cash equivalents and marketable securities of $570.2 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $4.7 million as of July 31, 2016.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the balance sheet dates to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $3.0 million as of July 31, 2016.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On November 4, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging that our hiring of EMC employees evidences a scheme to misappropriate EMC’s confidential information and trade secrets and to unlawfully interfere with EMC’s business relationships with its customers and contractual relationships with its employees. The complaint seeks damages and injunctive relief. On November 26, 2013, we answered and counterclaimed, denying EMC’s allegations and alleging that EMC surreptitiously obtained and tested our product in a manner that constituted misappropriation of our trade secrets, a breach of contract, breach of the covenant of good faith and fair dealing, unlawful interference with our contractual and business relationships as well as unfair competition and a violation of Massachusetts General Law 93A, Sections 2 and 11. On November 18, 2014, we amended our counterclaim, additionally alleging that EMC has engaged in commercial disparagement, violated the Lanham Act and engaged in defamation. Our counterclaim seeks damages and declaratory and injunctive relief. Fact and expert discovery has closed. Dispositive motions were filed in May 2016. In August 2016, we received summary judgment on EMC’s claims under Massachusetts General Law 93A, and the remainder of our dispositive motions were denied pending resolution at trial. EMC’s dispositive motions are still pending. The District Court has scheduled a trial date for October 24, 2016.
In a separate litigation matter, on November 26, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging infringement of five patents held by EMC. The five patents are U.S. Patent No. 6,904,556 entitled “Systems and Methods Which Utilize Parity Sets,” U.S. Patent No. 6,915,475 entitled “Data Integrity Management for Data Storage Systems,” U.S. Patent No. 7,373,464 entitled “Efficient Data Storage System” and the related U.S. Patent No. 7,434,015 entitled “Efficient Data Storage System” and U.S. Patent No. 8,375,187 entitled “I/O Scheduling For Flash Drives.” The complaint seeks damages and injunctive and equitable relief, with respect to the FlashArray 400-Series and predecessor products. Prior to trial, EMC dropped U.S. Patent No. 6,915,475 from the suit, and the District Court found, in a summary judgment ruling, that we did not infringe U.S. Patent No. 8,375,187 and did infringe certain claims of U.S. Patent No. 7,434,015, (’015 patent). The remaining two patents and the validity of ‘015 patent went to trial.
On March 15, 2016, the jury returned a verdict finding that we did not infringe U.S. Patent Nos. 6,904,556 and 7,373,464, and that the ‘015 patent, which the District Court ruled us to have infringed, is valid. The jury awarded EMC $14.0 million in royalty damages for infringement of the '015 patent. The jury declined to award any lost profit damages. On March 21, 2016, EMC filed an additional complaint for infringement of the '015 patent with respect to the FlashArray//m product, which EMC did not seek permission from the District Court to add to the lawsuit when FlashArray//m was launched in June of 2015. This new complaint seeks damages and injunctive and equitable relief based on the District Court's previous ruling with respect to the '015 patent. We believed there were strong grounds to challenge the infringement ruling by the District Court and the validity finding by the jury with respect to the ‘015 patent, and thus we challenged the findings with respect to the ‘015 patent in post-trial motions before the District Court. On September 1, 2016, the District Court ruled that we are entitled to a new trial on the issue of validity of the ‘015 patent in light of U.S. Patent No. 6,889,297 (the Sun patent) and dismissed as moot EMC’s motion for a permanent injunction precluding us from using the deduplication technology of the asserted claims of the ‘015 patent. No date has been set for the new trial.
On September 1, 2016, a purported securities class action entitled Ramsay v. Pure Storage, Inc., et al. was filed in the Superior Court of the State of California (San Mateo County) against us and certain of our officers, directors, investors and underwriters. The complaint asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, 15 U.S.C. section 77 related to alleged inaccuracies, omissions, misstatements or misrepresentations in our registration statement filed in connection with our initial public offering. While we have not yet responded to the complaint, we believe there is no merit to the allegations and intend to defend ourselves vigorously.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and may experience significant growth in future periods. For example, our headcount increased to over 1,300 employees as of January 31, 2016, and to over 1,600 employees as of July 31, 2016. Our future operating results will depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we believe that we must, among other things, effectively:

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
We have not achieved profitability for any fiscal year since our inception. We incurred a net loss of $213.8 million for the fiscal year ended January 31, 2016 and $123.3 million for the six months ended July 31, 2016, and we had an accumulated deficit of $555.3 million as of January 31, 2016 and $680.8 million as of July 31, 2016. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.

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
The market for all-flash storage products is rapidly evolving. As a result, our future financial performance will depend on the continued growth of this market and on our ability to adapt to competitive dynamics and emerging customer demands and trends. Sales of our products have largely focused on use cases that require performance storage products such as virtualization and transaction processing. Many of our target customers have never purchased all-flash storage products and may not have the desire or available budget to invest in a new technology such as ours. Incumbent vendors are actively promoting storage products retrofitted with flash, which may seem to reduce the value of purpose-built, all-flash products like ours. It is difficult to predict with any precision customer adoption rates of flash, customer demand for our products or the future growth rate and size of our market. Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our storage platform could adversely affect the demand for our products. For instance, offerings from large-scale cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us.  Further, although flash storage has a number of advantages as compared to other data storage alternatives, such as hard disk drives, flash storage has certain limitations as well, including, in some use cases, a higher price per gigabyte of raw storage, more limited methods for data recovery and reduced performance gains for certain uses, such as sequential input/output, or I/O, transactions. A slowing in or reduced demand for all-flash storage products caused by lack of customer acceptance, technological challenges, alternative technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
We face intense competition from a number of established companies and new entrants.
We face intense competition from a number of established companies that sell competitive storage products. These competitors include Dell, EMC, HP Enterprise, Hitachi Data Systems, IBM, Lenovo and NetApp. These competitors, as well as other potential competitors, may have:

•	greater name recognition and longer operating histories;

•	larger sales and marketing and customer support budgets and resources;

•	broader distribution and established relationships with distribution partners and customers;

•	the ability to bundle storage products with other products and services to address customers’ requirements;

•	greater resources to make acquisitions;

•	larger and more mature product and intellectual property portfolios; and

•	substantially greater financial, technical and other resources.
We also face competition from a number of other companies, one or more of which may become significant competitors in the future. For example, we compete against certain cloud providers. Some cloud providers are expanding quickly, and their offerings could, if we are unable to effectively sell to these providers, displace demand for our storage products. New competitors could emerge and acquire significant market share. The spinoff of HP Enterprise, the acquisition of SolidFire by NetApp and the pending acquisition of EMC by Dell will introduce new competitive dynamics.  All of our competitors may utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage products. Our competitors may also choose to adopt more aggressive pricing policies than we choose to adopt. Some of our competitors have offered their products either at significant discounts or even for free in response to our efforts to market the overall benefits and technological merits of our products.
Many competitors have developed competing all-flash or hybrid storage technologies. For example, several of our competitors have introduced all-flash storage products with performance-focused designs and/or with data reduction technologies that directly compete with our products, or have introduced business programs that attempt to compete with, or mitigate against, the value of our innovative programs, such as our Evergreen Storage model of hardware and software upgrades and maintenance. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new feature, services and technologies that may, or that they may claim to, offer greater performance and improved total cost of ownership as compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.
Many of our established competitors have long-standing relationships with key decision makers at many of our current and prospective customers, which may inhibit our ability to compete effectively and maintain or increase our market share.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. We expect that our competitors will seek to leverage these existing relationships to discourage customers from evaluating or purchasing our products. In particular, when competing against us, we expect our competitors to emphasize the perceived risks of relying on products from a company with a shorter operating history. Sales and marketing tactics by established competitors may include incomplete or misleading statements about their products, or about us and our products that could harm or impede our business. Additionally, most of our prospective customers have existing storage systems manufactured by our competitors. This gives an incumbent competitor an advantage in retaining the customer because the incumbent competitor already understands the customer’s network infrastructure, user demands and IT needs. In the event that we are unable to successfully sell our products to new customers or persuade our customers from continuing to purchase our products, we may not be able to maintain or increase our market share and revenue, which could adversely affect our business and operating results.
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
If we fail to adequately expand and optimize our sales force our growth will be impeded.
We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. Identifying, recruiting and training qualified sales personnel require significant time, expense and attention. It can take time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.
If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the cost expectations of our customers, which is a complex and uncertain process. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete or less competitive. As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products. For example, we started initial shipments of our new FlashArray//m10 in June 2016, and FlashBlade products in July 2016. If we are not able to successfully manage the development and release of these products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet the needs of our customers in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
Our research and development efforts may not produce successful products that result in significant revenue in the near future, if at all.
Developing new products and related enhancements, including new or improved features, is expensive and time intensive. Our investments in research and development may result in products that may not achieve market adoption, are more expensive to develop than anticipated, may take longer to generate revenue or may generate less revenue than we anticipate. Our future plans include significant investments in research and development for new products and related opportunities. We believe that we must continue to dedicate significant resources to our research and development efforts to maintain or expand our competitive position. However, these efforts may not result in significant revenue in the near future, if at all, which could adversely affect our business and operating results.
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
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. Over the last six quarters, our quarterly gross margins ranged from 58% to 66%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	sales and marketing initiatives, discount levels, rebates and competitive pricing;

•	changes in customer, geographic or product mix, including mix of configurations within products;

•	the cost of freight and components, including NAND flash;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or product transitions;

•	an increase in product returns, order rescheduling and cancellations;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions; and

•	product quality and serviceability issues.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. For example, the European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive and the Waste Electrical and Electronic Equipment directive. Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, we have a presence in the European Union, including in United Kingdom, and our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
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
Our business is subject to the risks of earthquakes, floods and other natural catastrophic events, and to interruption by man-made factors such as computer viruses or terrorism.
We and our suppliers have operations in locations, including our headquarters in California, that are subject to earthquakes, floods and other natural catastrophic events, such as severe weather and geological events, which could disrupt our operations or the operations of our customers and suppliers. Our customers affected by a natural disaster could postpone or cancel orders of our products, which could negatively impact our business. Moreover, should any of our key suppliers fail to deliver components to us as a result of a natural disaster, we may be unable to purchase these components in necessary quantities or may be forced to purchase components in the open market at significantly higher costs. We may also be forced to purchase components in advance of our normal supply chain demand to avoid potential market shortages. We may not have adequate business interruption insurance to compensate us for losses due to a significant natural disaster or due to man-made factors. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition could be harmed.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by any of our large stockholders. For example, we have two large stockholders that each hold well over 10% of our outstanding common stock. While volume limitations under Rule 144 under the Securities Act could partially limit sales by directors, executive officers and other affiliates, the market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

The trading price of our Class A common stock has been and may continue to be highly volatile, and an active, liquid, and orderly market for our Class A common stock may not be sustained.
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.77 to $19.74, through August 26, 2016. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. In addition, new rules implemented by the SEC and New York Stock Exchange (NYSE) require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.
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
Since our IPO, we have used and will continue to use the net IPO proceeds primarily for general corporate purposes, including expansion of our product development and sales and marketing organizations, consistent with our disclosure in the final prospectus filed with the SEC in connection with our IPO.
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

PURE STORAGE, INC.

Date:	September 6, 2016	By:	/s/ SCOTT DIETZEN
Scott Dietzen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 6, 2016	By:	/s/ TIMOTHY RIITTERS
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