Form 10-Q
period 2016-10-31
Pure Storage, Inc.
filed 2016-12-13
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 6, 2016, the registrant had 82,493,782 shares of its Class A common stock outstanding and 117,381,478 shares of its Class B common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2016	As of October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$604,742	$152,461
Marketable securities	—	365,785
Accounts receivable, net of allowance of $944 and $2,414 as of January 31, 2016 and October 31, 2016	126,324	163,038
Inventory	20,649	20,112
Deferred commissions, current	15,703	14,298
Prepaid expenses and other current assets	20,652	18,756
Total current assets	788,070	734,450
Property and equipment, net	52,629	82,088
Intangible assets, net	6,980	6,936
Deferred income taxes, non-current	536	1,074
Other assets, non-current	22,568	29,588
Total assets	$870,783	$854,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,187	$43,412
Accrued compensation and benefits	32,995	29,137
Accrued expenses and other liabilities	14,076	20,545
Deferred revenue, current	94,514	134,536
Liability related to early exercised stock options	4,760	3,967
Total current liabilities	184,532	231,597
Deferred revenue, non-current	121,690	141,849
Other liabilities, non-current	1,207	2,925
Total liabilities	307,429	376,371
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2016 and October 31, 2016; no shares issued and outstanding as of January 31, 2016 and October 31, 2016	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2016 and October 31, 2016; 190,509 (Class A 28,769, Class B 161,740) and 199,678 (Class A 75,320, Class B 124,358) shares issued and outstanding as of January 31, 2016 and October 31, 2016	19	20
Additional paid-in capital	1,118,670	1,237,012
Accumulated other comprehensive income	—	298
Accumulated deficit	(555,335)	(759,565)
Total stockholders’ equity	563,354	477,765
Total liabilities and stockholders’ equity	$870,783	$854,136

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
Revenue:
Product	$113,573	$160,523	$248,383	$403,181
Support	17,791	36,433	41,719	96,936
Total revenue	131,364	196,956	290,102	500,117
Cost of revenue:
Product	41,995	54,725	92,348	131,618
Support	9,058	14,597	23,479	41,531
Total cost of revenue	51,053	69,322	115,827	173,149
Gross profit	80,311	127,634	174,275	326,968
Operating expenses:
Research and development	43,065	61,612	112,935	173,185
Sales and marketing	63,803	91,392	171,647	262,073
General and administrative	29,022	22,810	56,941	64,021
Legal settlement	—	30,000	—	30,000
Total operating expenses	135,890	205,814	341,523	529,279
Loss from operations	(55,579)	(78,180)	(167,248)	(202,311)
Other income (expense), net	(171)	(192)	(1,245)	1,127
Loss before provision for income taxes	(55,750)	(78,372)	(168,493)	(201,184)
Provision for income taxes	751	441	965	967
Net loss	$(56,501)	$(78,813)	$(169,458)	$(202,151)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.40)	$(3.60)	$(1.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	74,565	195,807	47,109	192,637

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
Net loss	$(56,501)	$(78,813)	$(169,458)	$(202,151)
Other comprehensive income, net of tax effect:
Change in unrealized net gain on available-for-sale securities	—	(554)	—	298
Comprehensive loss	$(56,501)	$(79,367)	$(169,458)	$(201,853)

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,458)	$(202,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,118	35,978
Stock-based compensation expense	36,198	79,129
Contribution of common stock to Pure Good Foundation	11,900	—
Other	—	1,051
Changes in operating assets and liabilities:
Accounts receivable, net	(53,094)	(38,186)
Inventory	(3,420)	(189)
Deferred commissions	(8,472)	1,844
Prepaid expenses and other assets	(2,065)	39
Accounts payable	10,224	3,639
Accrued compensation and other liabilities	17,216	6,786
Deferred revenue	87,987	60,180
Net cash used in operating activities	(49,866)	(51,880)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,495)	(64,602)
Purchase of intangible assets	—	(1,000)
Purchases of marketable securities	—	(483,558)
Sales of marketable securities	—	79,815
Maturities of marketable securities	—	38,213
Net increase in restricted cash	(2,484)	(5,600)
Net cash used in investing activities	(31,979)	(436,732)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net	459,425	—
Net proceeds from exercise of stock options	4,710	10,725
Proceeds from issuance of common stock under employee stock purchase plan	—	25,606
Payments of deferred offering costs	(1,690)	—
Net cash provided by financing activities	462,445	36,331
Net increase (decrease) in cash and cash equivalents	380,600	(452,281)
Cash and cash equivalents, beginning of period	192,707	604,742
Cash and cash equivalents, end of period	$573,307	$152,461
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$820	$2,510
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible preferred stock to common stock upon initial public offering	$543,940	$—
Property and equipment purchased but not yet paid	$1,750	$5,956
Vesting of early exercised stock options	$1,543	$794
Unpaid deferred offering costs	$2,748	$—

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
Restricted Cash
Restricted cash is comprised of cash collateral for a vendor credit card program and letters of credit related to our leases. As of January 31, 2016 and October 31, 2016, we had restricted cash of $7.1 million and $12.7 million, which was included in other assets, non-current, in the condensed consolidated balance sheets.
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
As of January 31, 2016 and October 31, 2016, we recorded deferred commissions, current, of $15.7 million and $14.3 million, and deferred commissions, non-current, of $14.3 million and $13.8 million, in other assets, non-current, in the condensed consolidated balance sheets. We recognized sales commission expenses of $16.5 million and $21.6 million during the three months ended October 31, 2015 and 2016 and $38.6 million and $58.8 million during the nine months ended October 31, 2015 and 2016.
Revenue Recognition
We derive revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) support revenue which includes customer support, hardware maintenance and software upgrades on a when-and-if-available basis.

Most of our arrangements, other than stand-alone renewals of maintenance and support agreements, are multiple-element arrangements with a combination of product and support related deliverables (as defined above). Under multiple-element arrangements, we allocate consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the hierarchy provided by the multiple-element arrangement accounting guidance, which includes (i) vendor-specific objective evidence (“VSOE”), of selling price, if available; (ii) third-party evidence (“TPE”), of selling price, if VSOE is not available; and (iii) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. We determine VSOE based on our historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range. During the three months ended October 31, 2016, we established VSOE for support related deliverables as our stand-alone selling prices are now sufficiently concentrated based on an analysis of our historical data. As we have not established VSOE for any of our other deliverables and TPE cannot be obtained as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality and hence are not comparable, we allocate consideration to all other deliverables based on BESP.
Recently Adopted Accounting Standard
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). We elected to early adopt this standard in the second quarter of fiscal 2017 with February 1, 2016 being the effective date of adoption. Under ASU 2016-09, excess tax benefits and deficiencies are recognized prospectively in our provision for income taxes rather than additional paid-in capital. As a result of the adoption, our provision for income taxes decreased by $921,000 during the nine months ended October 31, 2016. Additionally, we elected to account for forfeitures as they occur rather than estimate expected forfeiture using a modified retrospective transition method. Accordingly, we recorded a cumulative-effect adjustment of $2.1 million to accumulated deficit and an increase of stock-based compensation expense of $864,000 during the three months ended April 30, 2016. Finally, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. We elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update will be effective for us beginning on February 1, 2019 and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating adoption methods and the impact of this standard on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective for us beginning on February 1, 2020 with early adoption permitted on or after February 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for us beginning on February 1, 2018 and will be applied on a modified retrospective basis. Early adoption is permitted. We do not expect the adoption of this standard to have any impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for us beginning on February 1, 2018 and will be applied on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2016 and October 31, 2016 (in thousands):

	As of January 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Restricted Cash
Level 1
Money market funds	$45,614	$—	$—	$45,614	$45,614	$—
Level 2
Certificate of deposits	7,132	—	—	7,132	—	7,132
Total	$52,746	$—	$—	$52,746	$45,614	$7,132

	As of October 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$—	$—	$—	$12,734
Level 2
U.S. government treasury notes	143,532	67	(27)	143,572	14,949	128,623	—
U.S. government agencies	41,161	13	(55)	41,119	—	41,119	—
Corporate debt securities	192,944	581	(110)	193,415	—	193,415	—
Foreign government bonds	2,625	3	—	2,628	—	2,628	—
Total	$380,262	$664	$(192)	$380,734	$14,949	$365,785	$12,734

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of October 31, 2016
	Amortized Cost	Fair Value
Due within one year	$95,602	$95,673
Due in one to five years	269,711	270,112
Total	$365,313	$365,785

As of October 31, 2016, there were no securities that were in an unrealized loss position for more than 12 months. Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our marketable securities as of October 31, 2016 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position for less than 12 months as of October 31, 2016, aggregated by investment category (in thousands):

	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government treasury notes	$35,647	$(27)
U.S. government agencies	28,274	(55)
Corporate debt securities	47,483	(110)
Total	$111,404	$(192)

Gross realized gains on sale of marketable securities for the three and nine months ended October 31, 2016 were $65,000 and $175,000, respectively.

Note 4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2016	As of October 31, 2016
Test equipment	$65,663	$103,491
Computer, equipment and software	31,388	50,235
Furniture and fixtures	2,852	4,072
Leasehold improvements	4,935	9,902
Total property and equipment	104,838	167,700
Less: accumulated depreciation and amortization	(52,209)	(85,612)
Property and equipment, net	$52,629	$82,088

Depreciation and amortization expense was $8.5 million and $13.2 million for the three months ended October 31, 2015 and 2016 and $22.1 million and $34.9 million for the nine months ended October 31, 2015 and 2016, respectively.
Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of January 31, 2016	As of October 31, 2016
Technology patents	$9,125	$10,125
Accumulated amortization	(2,145)	(3,189)
Intangible assets, net	$6,980	$6,936

Intangible assets amortization expense was $326,000 and $376,000 for the three months ended October 31, 2015 and 2016 and $978,000 and $1.0 million for the nine months ended October 31, 2015 and 2016.  Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the condensed consolidated statements of operations.
As of October 31, 2016, expected amortization expense for intangible assets for each of the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2017	$376
2018	1,504
2019	1,504
2020	1,504
2021	1,504
Thereafter	544
Total	$6,936
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2016	As of October 31, 2016
Sales and use tax payable	$299	$406
Accrued professional fees	3,044	3,256
Accrued marketing	2,684	6,908
Accrued travel and entertainment expenses	2,182	2,977
Income tax payable	1,791	974
Other accrued liabilities	4,076	6,024
Total accrued expenses and other liabilities	$14,076	$20,545

Note 5. Commitments and Contingencies

Operating Leases

During the nine months ended October 31, 2016, we entered into four office facility lease agreements and an amendment to an existing office facility lease agreement with total additional lease obligations of approximately $43.7 million with lease periods expiring through June 2024.
Letters of Credit
As of January 31, 2016 and October 31, 2016, we had outstanding letters of credit in the aggregate amount of $7.1 million and $7.7 million respectively, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Matters
On November 4, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging misappropriation of confidential information and trade secrets and unlawful interference with business and contractual relationships. The complaint sought damages and injunctive relief. On November 26, 2013 and November 18, 2014, we counterclaimed, alleging, among other things, misappropriation of trade secrets, unlawful interference with contractual and business relationships, unfair competition, commercial disparagement, and defamation. Our counterclaim sought damages and declaratory and injunctive relief. In separate litigation matters, on November 26, 2013 and March 21, 2016, EMC filed complaints against us in the U.S. District Court for the District of Delaware, alleging patent infringement. The complaints sought damages and injunctive and equitable relief.
On October 18, 2016, we entered into an agreement with Dell Inc. (Dell), as successor-in-interest to EMC to settle all litigation between EMC and us. The terms of the settlement include a payment to Dell, the dismissal of all litigation between the parties, mutual releases, and a license to the disputed patent. Accordingly, we paid Dell a one-time settlement amount of $30.0 million, and all litigation between EMC and us was dismissed prior to October 31, 2016. Settlement discussions started subsequent to the filing of our Quarterly Report on Form 10-Q for the three months ended July 31, 2016. We evaluated the settlement as a multiple-element arrangement, which requires us to allocate the one-time payment to the identifiable elements based on their relative fair values. Based on our estimates of fair value, we determined that the sole benefit of the settlement is to avoid further litigation costs with no value attributable to future use or benefit. Accordingly, we recorded the $30.0 million as a legal settlement charge in general and administrative expenses during the three months ended October 31, 2016.
On September 1, 2016, a purported securities class action entitled Ramsay v. Pure Storage, Inc., et al. was filed in the Superior Court of the State of California (San Mateo County) against us and certain of our officers, directors, investors and underwriters for our initial public offering, asserting claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to our initial public offering, and seeking unspecified compensatory damages and other relief. Substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Peter Galanis v. Pure Storage, Inc., et al. (filed September 14, 2016), Curtis Wilson v. Pure Storage, Inc., et al. (filed September 15, 2016), Loren Moe v. Pure Storage, Inc., et al. (filed September 23, 2016), and Mason Delahooke and Mahsa Shirazikia v. Pure Storage, Inc., et al. (filed October 5, 2016). On October 27, 2016, the aforementioned actions were consolidated under the caption In re Pure Storage, Inc. Shareholder Litigation.  We expect that the plaintiffs will file a consolidated complaint on December 13, 2016. We believe there is no merit to the allegations and intend to defend ourselves vigorously.
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of October 31, 2016.
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

Note 6. Stockholders’ Equity
Preferred Stock
Upon the closing of our initial public offering (IPO) in October 2015, we filed an Amended and Restated Certificate of Incorporation, which authorized 20,000,000 shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of October 31, 2016, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2016, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of October 31, 2016, 75,319,966 shares of Class A common stock were issued and outstanding and 124,357,633 shares of Class B common stock were issued and outstanding.

Note 7. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (our 2009 Plan) and the 2015 Equity Incentive Plan (our 2015 Plan). In August 2015, our board of directors adopted, and in September 2015 our stockholders approved, the 2015 Plan, which became effective in connection with our IPO and serves as the successor to our 2009 Plan. Our 2015 Plan provides for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. We ceased grants of new awards under our 2009 Plan after the effective date of our 2015 Plan, and no new grants will be made from our 2009 Plan. Outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements, until such outstanding awards that are stock options are exercised, terminated or expired by their terms.
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
2015 Employee Stock Purchase Plan
In August 2015, our board of directors adopted and our stockholders approved, the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective in connection with our IPO. A total of 3,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The number of shares reserved for issuance under our 2015 ESPP increases automatically on the first day of February of each of 2016 through 2025, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31, and (ii) 3,500,000 shares of Class A common stock.
The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions (or other payroll contributions) of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). Except for the initial offering period, the 2015 ESPP provides for 24 month offering periods beginning March 16th and September 16th of each year, and each offering period will consist of four six-month purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset). On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date. The initial offering period began on October 7, 2015 and ended on March 15, 2016 as our closing stock price on the new offering date of March 16, 2016 was lower than the closing stock price on October 7, 2015, which triggered an ESPP reset. The ESPP reset resulted in a modification charge of approximately $10.6 million which is being recognized over the new 24-month offering period ending March 15, 2018.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We recognized stock-based compensation related to our 2015 ESPP of $907,000 and $4.8 million during the three months ended October 31, 2015 and 2016 and $907,000 and $13.4 million during the nine months ended October 31, 2015 and 2016. As of October 31, 2016, there was $27.2 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over the term of the related offering periods.
Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	68,879,087	$6.43	7.9	$505,131
Options granted	1,999,000	12.69
Options exercised	(6,111,682)	1.75
Options forfeited/cancelled	(2,196,344)	11.67
Balance as of October 31, 2016	62,570,061	$6.90	7.3	$400,802
Vested and exercisable as of October 31, 2016	27,652,418	$3.59	6.4	$250,249

The aggregate intrinsic value of options vested and exercisable as of October 31, 2016 is calculated based on the difference between the exercise price and the closing price of $12.34 of our Class A common stock on October 31, 2016.
As of October 31, 2016, total unrecognized employee compensation cost related to outstanding options was $153.3 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years.
During the three months ended October 31, 2015 and nine months ended October 31, 2015 and 2016, we granted options to purchase 50,000, 133,000 and 780,000 shares of common stock that vest upon satisfaction of a performance condition. No performance options were granted during the three months ended October 31, 2016. For those options that management determined it is probable that the performance condition will be satisfied, we recognized stock-based compensation expense of $797,000 and $193,000 for the three months ended October 31, 2015 and 2016 and $1.8 million and $2.2 million for the nine months ended October 31, 2015 and 2016.
In November 2016, we modified certain employee stock option awards to accelerate the vesting, contingent, in part, on certain conditions. This modification is expected to result in stock-based compensation expense of $5.9 million to be recognized during the three months ended January 31, 2017.

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested Balance as of January 31, 2016	53,000	$16.98
Granted	8,906,750	13.36
Vested	(622,500)	14.13
Forfeited	(309,878)	13.69
Unvested Balance as of October 31, 2016	8,027,372	$13.32

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 31, 2016, total unrecognized employee compensation cost related to outstanding restricted stock units was $98.1 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
Cost of revenue—product	$43	$138	$139	$425
Cost of revenue—support	657	1,178	1,511	3,982
Research and development	8,195	15,241	18,624	40,875
Sales and marketing	4,559	8,468	10,539	24,719
General and administrative	2,085	3,210	5,385	9,128
Total stock-based compensation expense	$15,539	$28,235	$36,198	$79,129

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
Net loss	$(56,501)	$(78,813)	$(169,458)	$(202,151)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	74,565	195,807	47,109	192,637
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.40)	$(3.60)	$(1.05)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
Stock options to purchase common stock	63,738	62,874	59,611	65,594
Restricted stock units	—	6,342	—	4,155
Early exercised stock options	3,318	2,246	3,849	2,451
Employee stock purchase plan	—	434	—	434
Total	67,056	71,896	63,460	72,634

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
As of October 31, 2016, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the fiscal year ended January 31, 2016.

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
The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
United States	$105,615	$152,134	$229,892	$385,464
Rest of the world	25,749	44,822	60,210	114,653
Total revenue	$131,364	$196,956	$290,102	$500,117

Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2016	As of October 31, 2016
United States	$50,501	$78,952
Rest of the world	2,128	3,136
Total long-lived assets	$52,629	$82,088

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

•
In 2016, we launched our new FlashBlade product, our new elastic scale-out file and object storage system that delivers all-flash performance to terabyte-scale and multi-petabyte-scale data sets, on directed basis. FlashBlade is targeted to be generally available later in the year. We also launched a new entry-level model of our FlashArray product and FlashStack Mini, a new converged infrastructure solution, as well as upgraded versions of our existing FlashArray models.

Since launching FlashArray in May 2012, our customer base has grown to over 2,600 customers. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented over 10% of revenue for the nine months ended October 31, 2016.
We have grown rapidly in recent periods, with revenue for the three months ended October 31, 2015 and 2016 of $131.4 million and $197.0 million, representing year-over-year growth of 50%. For the nine months ended October 31, 2015 and 2016, our revenue was $290.1 million and $500.1 million, representing year-over-year revenue growth of 72%. We expect that the rate of growth in our revenue will continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $56.5 million and $78.8 million for the three months ended October 31, 2015 and 2016, and $169.5 million and $202.2 million for the nine months ended October 31, 2015 and 2016.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 1,300 employees as of January 31, 2016 and to over 1,650 employees as of October 31, 2016. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing storage platform and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. Our investments in research and development may result in enhancements or products that may not achieve adequate levels of market adoption, are more expensive to develop than anticipated, may take longer to generate revenue or may generate less revenue than we anticipate. We expect that our results of operations and cash flows will be impacted by the timing, size and level of success of these product development investments.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, even though our revenue generated from customers outside of the United States was 22% and 23% of our total revenue for the fiscal year ended January 31, 2016 and nine months ended October 31, 2016, our international operations are relatively new and we have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our international expansion efforts may not be successful.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
Our Business Model
Currently, we sell our platform predominantly through a high touch, channel-fulfilled model. Our global sales force works collaboratively with our channel partners. Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. One channel partner represented over 10% of revenue for the nine months ended October 31, 2016.
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
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. For all customers that have been with us for at least 12 months as of October 31, 2016, for every $1 of initial product purchase, our top 25 customers on average spent approximately $12 on new product purchases in the first 18 months following their initial purchase.
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
Investing in Research and Development for Growth
Our future performance will also depend on our ability to continue to innovate, improve functionality in our products and adapt to new technologies or changes to existing technologies. We intend to continue to invest for long-term growth. Accordingly, we expect to continue to invest heavily in our product development efforts, including software development in the Purity Operating Environment and Pure1 to further expand the capabilities and performance of our storage platform, hardware development in our hardware platforms, such as FlashArray and FlashBlade, and to introduce new products including new releases and upgrades to our software and hardware. We expect that our results of operations will be impacted by the timing, size and level of success of these product development investments.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
	(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product	$113,573	$160,523	$248,383	$403,181
Support	17,791	36,433	41,719	96,936
Total revenue	131,364	196,956	290,102	500,117
Cost of revenue:
Product(1)	41,995	54,725	92,348	131,618
Support(1)	9,058	14,597	23,479	41,531
Total cost of revenue	51,053	69,322	115,827	173,149
Gross profit	80,311	127,634	174,275	326,968
Operating expenses:
Research and development(1)	43,065	61,612	112,935	173,185
Sales and marketing(1)	63,803	91,392	171,647	262,073
General and administrative(1)	29,022	22,810	56,941	64,021
Legal settlement (2)	—	30,000	—	30,000
Total operating expenses	135,890	205,814	341,523	529,279
Loss from operations	(55,579)	(78,180)	(167,248)	(202,311)
Other income (expense), net	(171)	(192)	(1,245)	1,127
Loss before provision for income taxes	(55,750)	(78,372)	(168,493)	(201,184)
Provision for income taxes	751	441	965	967
Net loss	$(56,501)	$(78,813)	$(169,458)	$(202,151)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
	(unaudited)
Cost of revenue—product	$43	$138	$139	$425
Cost of revenue—support	657	1,178	1,511	3,982
Research and development	8,195	15,241	18,624	40,875
Sales and marketing	4,559	8,468	10,539	24,719
General and administrative	2,085	3,210	5,385	9,128
Total stock-based compensation expense	$15,539	$28,235	$36,198	$79,129

(2)	Represents a one-time charge for a litigation settlement in October 2016.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2016	2015	2016
	(unaudited)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	86%	82%	86%	81%
Support	14	18	14	19
Total revenue	100	100	100	100
Cost of revenue:
Product	32	28	32	27
Support	7	7	8	8
Total cost of revenue	39	35	40	35
Gross profit	61	65	60	65
Operating expenses:
Research and development	33	31	39	34
Sales and marketing	48	47	59	52
General and administrative	22	12	20	13
Legal settlement	—	15	—	6
Total operating expenses	103	105	118	105
Loss from operations	(42)	(40)	(58)	(40)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(42)	(40)	(58)	(40)
Provision for income taxes	(1)	—	—	—
Net loss	(43)%	(40)%	(58)%	(40)%

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Product revenue	$113,573	$160,523	$46,950	41%	$248,383	$403,181	$154,798	62%
Support revenue	17,791	36,433	18,642	105%	41,719	96,936	55,217	132%
Total revenue	$131,364	$196,956	$65,592	50%	$290,102	$500,117	$210,015	72%

Total revenue increased by $65.6 million, or 50%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015 and increased by $210.0 million, or 72%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015.  The increases in product revenue were primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from approximately 1,350 as of October 31, 2015 to over 2,600 as of October 31, 2016. The increases in support revenue were driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as increased recognition of deferred support revenue.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Product cost of revenue	$41,995	$54,725	$12,730	30%	$92,348	$131,618	$39,270	43%
Support cost of revenue	9,058	14,597	5,539	61%	23,479	41,531	18,052	77%
Total cost of revenue	$51,053	$69,322	$18,269	36%	$115,827	$173,149	$57,322	49%
Product gross margin	63%	66%			63%	67%
Support gross margin	49%	60%			44%	57%
Total gross margin	61%	65%			60%	65%

Cost of revenue increased by $18.3 million, or 36%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015 and increased by $57.3 million, or 49%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support cost of revenue was primarily attributable to costs in our customer support organization as we continue to expand internationally. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement associated with a higher number of maintenance and support agreements. Total headcount in these functions increased 64% from October 31, 2015 to October 31, 2016.
Total gross margin increased from 61% during the three months ended October 31, 2015 to 65% during the three months ended October 31, 2016, and increased from 60% during the nine months ended October 31, 2015 to 65% during the nine months ended October 31, 2016. Product gross margin increased 3 and 4 points from the three and nine months ended October 31, 2015 to the three and nine months ended October 31, 2016, primarily driven by a shift in the mix of products sold as we transitioned to FlashArray//M, as well as continued cost reduction on certain key components. Support gross margin increased 11 and 13 points from the three and nine months ended October 31, 2015 to the three and nine months ended October 31, 2016, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as operational efficiencies.
Operating Expenses
Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Research and development	$43,065	$61,612	$18,547	43%	$112,935	$173,185	$60,250	53%

Research and development expense increased by $18.5 million, or 43%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015, as we continued to develop new and enhanced product offerings such as our FlashBlade and FlashArray//M products. The increase was primarily driven by an increase of $13.4 million in salary and related costs, including an increase of $7.0 million in stock-based compensation expense, as headcount increased by 31% from October 31, 2015 to October 31, 2016. The remainder of the increase was primarily attributable to $3.1 million in depreciation expense on test equipment and $1.0 million in allocated facilities and related costs.

Research and development expense increased by $60.3 million, or 53%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015, as we continued to develop new and enhanced product offerings such as our FlashBlade and FlashArray//M products. The increase was primarily driven by an increase of $45.4 million in salary and related costs, including an increase of $22.3 million in stock-based compensation expense, as headcount increased by 31% from October 31, 2015 to October 31, 2016. The remainder of the increase was primarily attributable to $8.6 million in depreciation expense on test equipment, $3.6 million in allocated facilities and related costs and $1.5 million in professional services, partially offset by a decrease of $2.2 million in prototype expenses.
Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Sales and marketing	$63,803	$91,392	$27,589	43%	$171,647	$262,073	$90,426	53%

Sales and marketing expense increased by $27.6 million, or 43%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $19.2 million in salary and related costs, including an increase of $4.2 million in sales commission expense and an increase of $3.9 million in stock-based compensation expense, as headcount increased by 31% from October 31, 2015 to October 31, 2016. The remainder of the increase was primarily attributable to $4.4 million in marketing and brand awareness program costs, $2.2 million in allocated facilities and related costs and $1.2 million in travel and other costs.

Sales and marketing expense increased by $90.4 million, or 53%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $62.6 million in salary and related costs, including an increase of $18.8 million in sales commission expense and an increase of $14.2 million in stock-based compensation expense, as headcount increased by 31% from October 31, 2015 to October 31, 2016. The remainder of the increase was primarily attributable to $15.8 million in marketing and brand awareness program costs, $5.9 million in allocated facilities and related costs and $3.8 million in sales conference, travel and other costs.
General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
General and administrative	$29,022	$22,810	$(6,212)	(21)%	$56,941	$64,021	$7,080	12%

General and administrative expense decreased by $6.2 million, or 21%, during the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The decrease was primarily driven by a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation in September 2015, partially offset by an increase of $2.3 million in salary and related costs, including an increase of $1.1 million in stock-based compensation expense, as we increased our headcount by 26% from October 31, 2015 to October 31, 2016, a $1.2 million increase in professional services as we expanded internationally and now operate as a public company and a $0.7 million increase in office and related costs.

General and administrative expense increased by $7.1 million, or 12%, during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The increase was primarily driven by an increase of $9.0 million in salary and related costs, including an increase of $3.7 million in stock-based compensation expense, as we increased our headcount by 26% from October 31, 2015 to October 31, 2016, a $5.0 million increase in office and related costs, $0.8 million increase in insurance costs, and a $0.8 million increase in professional services as we expanded internationally and now operate as a public company. These increases were partially offset by a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation in September 2015.

Legal Settlement
In October 2016, we incurred a one-time charge of $30.0 million related to a legal settlement. See Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Other income (expense), net	$(171)	$(192)	$(21)	(12)%	$(1,245)	$1,127	$2,372	191%

The decrease in other income (expense), net during the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily driven by a $1.3 million increase in net losses from foreign currency transactions, partially offset by an increase of $1.3 million in interest income earned on our cash, cash equivalents and marketable securities. The increase in other income (expense), net during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015 was primarily driven by an increase of $3.2 million in interest income earned on our cash, cash equivalents and marketable securities, partially offset by a $1.1 million increase in net losses from foreign currency transactions.
Provision for Income Taxes

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2015	2016	$	%	2015	2016	$	%
	(dollars in thousands, unaudited)
Provision for income taxes	$751	$441	$(310)	(41)%	$965	$967	$2	—%

The decrease in provision for income taxes during the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily driven by a tax benefit related to the adoption of ASU 2016-09. The provision for income taxes during the nine months ended October 31, 2016 was driven by a $0.9 million increase in foreign and state income taxes, offset by a tax benefit of $0.9 million related to the adoption of ASU 2016-09. Please see Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for further information on the adoption.
Liquidity and Capital Resources
As of October 31, 2016, we had cash, cash equivalents and marketable securities of $518.2 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly liquid debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $759.6 million. We expect to continue to incur operating losses and negative cash flows from operations at least in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

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
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new product introductions and the continuing market acceptance of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. For example, we acquired a portfolio of technology patents for $1.0 million during the nine months ended October 31, 2016. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
As of January 31, 2016 and October 31, 2016, we had letters of credit in the aggregate amount of $7.1 million and $7.7 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Nine Months Ended October 31,
	2015	2016

Net cash used in operating activities	$(49,866)	$(51,880)
Net cash used in investing activities	$(31,979)	$(436,732)
Net cash provided by financing activities	$462,445	$36,331

Operating Activities
Net cash used in operating activities during the nine months ended October 31, 2016 was $51.9 million, which resulted from a net loss of $202.2 million, including a $30.0 million one-time legal settlement payment, partially offset by non-cash charges for stock-based compensation expense of $79.1 million, $36.0 million for depreciation and amortization and net cash inflows of $34.1 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $60.2 million increase in deferred revenue, a $6.8 million increase in accrued compensation and other liabilities, a $3.6 million increase in accounts payable and a decrease in deferred commissions of $1.8 million, partially offset by a $38.2 million increase in accounts receivable. The increase in deferred revenue was primarily due to new sales order growth during the nine months ended October 31, 2016. The increases in accounts receivable, accounts payable and in accrued compensation and other liabilities were primarily attributable to revenue growth and increased activities to support overall business growth.
Net cash used in operating activities during the nine months ended October 31, 2015 was $49.9 million, which resulted from a net loss of $169.5 million, partially offset by non-cash charges for stock-based compensation expense and contribution of common stock to the Pure Good Foundation of $36.2 million and $11.9 million, $23.1 million for depreciation and amortization and net cash inflows of $48.4 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $88.0 million increase in deferred revenue and a $17.2 million increase in accrued compensation and other liabilities and a $10.2 million increase in accounts payable, partially offset by a $53.1 million increase in accounts receivable, $8.5 million increase in deferred commissions, $3.4 million increase in inventory and $2.1 million increase in prepaid expenses and other assets. The increase in deferred revenue was primarily due to new sales order growth during the nine months ended October 31, 2015. The increases in accounts receivable, accrued compensation and other liabilities and accounts payable were primarily attributed to revenue growth and increased activities to support overall business growth.

Investing Activities
Net cash used in investing activities of $436.7 million during the nine months ended October 31, 2016 resulted from net purchases of marketable securities of $365.5 million, capital expenditures of $64.6 million, an increase in restricted cash of $5.6 million related to a vendor credit card program and security deposit for office space, as well as the purchase of a portfolio of technology patents for $1.0 million.
Net cash used in investing activities of $32.0 million during the nine months ended October 31, 2015 resulted from capital expenditures of $29.5 million and an increase in restricted cash related to security deposits for new office spaces of $2.5 million.
Financing Activities
Net cash provided by financing activities of $36.3 million during the nine months ended October 31, 2016 was primarily due to $25.6 million of proceeds from issuance of common stock under ESPP and $10.7 million of proceeds from the exercise of stock options.
Net cash provided by financing activities of $462.4 million during the nine months ended October 31, 2015 was primarily due to $459.4 million in net proceeds from our initial public offering, $4.7 million of proceeds from the exercise of stock options, partially offset by payments of IPO costs of $1.7 million.

Contractual Obligations and Commitments

During the nine months ended October 31, 2016, we entered into four office facility lease agreements and an amendment to an existing office facility lease agreement with total additional lease obligations of approximately $43.7 million with lease periods expiring through June 2024.

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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, social media accounts (Twitter, Facebook and LinkedIn), and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of October 31, 2016, we had cash, cash equivalents and marketable securities of $518.2 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $4.2 million as of October 31, 2016.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the balance sheet dates to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $4.0 million as of October 31, 2016.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The information set forth under the "Legal Matters" subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
In addition, we may from time to time, be involved in various legal proceedings arising from the normal course of business, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and may experience significant growth in future periods. For example, our headcount increased to over 1,300 employees as of January 31, 2016, and to over 1,650 employees as of October 31, 2016. Our future operating results will depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we believe that we must, among other things, effectively:

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
We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing heavily in our business and this may impede near-term profitability.
Our strategy is to continue with our investments in marketing, sales, support and research and development. We believe our decision to continue investing heavily in our business will be critical to our future success. We anticipate that our operating costs and expenses will continue to increase. In addition, we expect to incur significant legal, accounting and other expenses in order to operate effectively as a public company. Even if we achieve or maintain significant revenue growth, we may continue to experience losses, and this may impede our near-term profitability.
We have not achieved profitability for any fiscal year since our inception. We incurred a net loss of $213.8 million for the fiscal year ended January 31, 2016 and $202.2 million for the nine months ended October 31, 2016, and we had an accumulated deficit of $555.3 million as of January 31, 2016 and $759.6 million as of October 31, 2016. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
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
We face intense competition from a number of established companies that sell competitive storage products. These competitors include Dell EMC, HP Enterprise, Hitachi Data Systems, IBM, Lenovo and NetApp. These competitors, as well as other potential competitors, may have:

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
We also face competition from a number of other companies, one or more of which may become significant competitors in the future. For example, we compete against certain cloud providers and vendors offering products that combine compute, networking and storage, or hyperconverged products. Some cloud providers are expanding quickly, and their offerings could, if we are unable to effectively sell to these providers, displace demand for our storage products. Vendors offering hyperconverged products are attempting to displace dedicated storage products like ours. New competitors could emerge and acquire significant market share. The spinoff of HP Enterprise, the acquisition of SolidFire by NetApp and the acquisition of EMC by Dell have introduced new competitive dynamics.  All of our competitors may utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage products. Our competitors may also choose to adopt more aggressive pricing policies than we choose to adopt. Some of our competitors have offered their products either at significant discounts or even for free in competing against us and in response to our efforts to market the overall benefits and technological merits of our products.
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
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. We expect that our competitors will seek to leverage these existing relationships to discourage customers from evaluating or purchasing our products. In particular, when competing against us, we expect our competitors to promote the adequacy of their all-flash or hybrid storage products and emphasize the perceived risks of relying on products from a company that has a shorter operating history. Sales and marketing tactics by established competitors may include incomplete or misleading statements about their products, or about us and our products that could harm or impede our business. Additionally, most of our prospective customers have existing storage systems manufactured by our competitors. This gives an incumbent competitor an advantage in retaining the customer because the incumbent competitor already understands the customer’s network infrastructure, user demands and IT needs. In the event that we are unable to successfully sell our products to new customers or persuade our customers to continue purchasing our products, we will not be able to maintain or increase our market share and revenue, which could adversely affect our business and operating results.
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
Our sales efforts involve educating our customers about the use and benefits of our products, including their technical capabilities and cost saving potential. Larger customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. Since we do not recognize revenue from a sale until title is transferred for the product, if we have a substantial portion of our sales at the end of a quarter, we may be unable to transfer title and recognize the associated revenue in that quarter. Furthermore, our products come with a 30-day money back guarantee, allowing a customer to return a product within 30 days of receipt if the customer is not satisfied with its purchase for any reason. In addition, a portion of our sales in any quarter is generated by sales activity initiated during the quarter. These factors, among others, make it difficult for us to predict when customers may purchase our products. We may expend significant resources on an opportunity without ever achieving a sale, which may adversely affect our operating results and cause our operating results to fluctuate. In addition, if sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results may suffer.
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
Our FlashArray family of products accounts for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

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
Our products must interoperate with our customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which may be manufactured by a wide variety of vendors. When new or updated versions of these software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products will interoperate properly. For example, our Pure1 cloud-based management and support includes connectors to virtualization platforms, allowing our customers to manage our products within native management tools, such as VMware and OpenStack. We may not deliver or maintain interoperability quickly, cost-effectively or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our products with these infrastructure components, our customers may not be able to fully utilize our products, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our products, which may harm our business, operating results and financial condition.
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
Our third-party manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-

returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. We have, in the past, had to write off inventory in connection with transitions to new product models. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that may be more readily available. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
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

For example, in November 2013, EMC Corporation (EMC) filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging misappropriation of confidential information and trade secrets. In addition, in November 2013, EMC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging patent infringement. In October 2016, we entered into an agreement with Dell to resolve pending disputes between EMC and us, including dismissal of all litigation.
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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 500 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable in actions against alleged infringers. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
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
We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our IT systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could harm our business.
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
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.0 billion in annual revenue, (ii) the fiscal year end on which we are deemed to be a “large accelerated filer,” meaning at least $700 million of equity securities are held by non-affiliates as of the prior July 31, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, and (iv) January 31, 2021, the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering. We expect that we will no longer be an emerging growth company as of January 31, 2017. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices we make to avail ourselves of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.77 to $19.74, through December 6, 2016. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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

PURE STORAGE, INC.

Date:	December 13, 2016	By:	/s/ SCOTT DIETZEN
Scott Dietzen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 13, 2016	By:	/s/ TIMOTHY RIITTERS
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