Form 10-K
period 2017-01-31
Pure Storage, Inc.
filed 2017-03-29
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐   NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a small reporting company)	Small reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2016, the last business day of the registrant's most recently completed second quarter, was approximately $1.3 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant's Class A and Class B common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A and Class B common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 20, 2017, the registrant had 91,703,752 shares of Class A common stock and 114,907,590 shares of Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2017.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our ability to sustain or manage our expansion and growth, our expectations that average sales prices may decrease over time, our plans to expand and continue to invest internationally, our plans to expand the research and development organization as well as the sales and marketing function and channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses, despite significant revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding technological leadership and market opportunity, our ability to realize benefits from our investments, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including those of retrofitted or new products from incumbent vendors, hyperconverged products, defined as server compute and storage combined within a single chassis, or public cloud, our expectations concerning relationships with third parties, including partners and customers, the adequacy of our intellectual property rights, and expectations concerning pending legal proceedings and related costs.
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

WHERE INVESTORS CAN FIND MORE INFORMATION

Investors should note that we announce material financial information to our investors using our investor relations website, press releases, Securities and Exchange Commission (SEC) filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our products, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:
Pure Storage Twitter Account (twitter.com/PureStorage)
Pure Storage Company Blog (blog.purestorage.com)
Pure Storage Facebook Page (facebook.com/PureStorage)
Pure Storage LinkedIn Page (linkedin.com/company/pure-storage)
The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and our company blog, in addition to following our press releases, public conference calls and webcasts, and filings with the SEC. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K. These channels may be updated from time to time on Pure Storage's investor relations website.

PART I
Item 1. Business.

Overview
We are building the data platform for the cloud era. As the demand for data and the need for real-time analytics increase, we are focused on delivering software-defined all-flash solutions that are uniquely fast and cloud-capable for customers, enabling customers to put data to work for their businesses. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. At the same time, our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage model of hardware and software innovation, support and maintenance.
We were incorporated in October 2009 and are headquartered in Mountain View, California, with operations throughout the world. Our primary offerings include our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based software, and FlashStack, our joint converged infrastructure solution with Cisco. We have experienced substantial growth over the past three years; our revenue was $174.5 million, $440.3 million, and $728.0 million for the years ended January 31, 2015, 2016 and 2017, respectively. As of January 31, 2017, we had over 1,700 employees globally.
Since launching in May 2012, our customer base has grown to over 3,000 customers, including over 20% of the Fortune 500. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. Our data platform is used for a broad set of storage use cases, including database applications, large-scale analytics, private and public cloud infrastructure and webscale applications, virtual server infrastructure and virtual desktop infrastructure. Our data platform helps customers scale their businesses through real-time and more accurate analytics, increase employee productivity, improve operational efficiency, and deliver more compelling user experiences to their customers and partners.
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement.
Recent Developments
In June 2016, we released a new entry-level model of our FlashArray product, called FlashArray//M10, and FlashStack Mini, a new converged infrastructure solution that combines the new entry-level FlashArray with UCS servers and networking from Cisco, and software from leading vendors, such as Citrix, Microsoft, Oracle, SAP or VMWare, for a complete solution.
In December 2016, we introduced our industry-first NVMe-Ready Guarantee, under which customers will be able to convert any FlashArray//M product to NVMe-enabled controllers and capacity without a forklift upgrade or disruptive migration, with such upgrades planned to be generally available prior to December 31, 2017.
In January 2017, we shipped the general availability version of our new FlashBlade product, an elastic scale-out system that delivers all-flash performance to multi-petabyte-scale data sets. This product was announced in March 2016. Our software implements a scale-out file and object store in the FlashBlade system, as well as storage services such as data reduction, encryption and data protection, and scale-out protocol services.
Innovative Technology and Business Model
We deliver our data platform via our flash-optimized software, Purity OE, modular and scalable all-flash hardware platforms, FlashArray and FlashBlade, as well as our Pure1 cloud-based management and support. We also offer a converged infrastructure solution, FlashStack, jointly with our partner Cisco. Our entire data platform is powered by innovative software that is cloud-connected for management from anywhere and supported by our Evergreen Storage business model. Similar to what customers expect from the public cloud, with Pure1 and Evergreen Storage, our customers benefit from near zero administration and a subscription to the latest innovation, but with much higher performance and lower cost.

Software Optimized for Solid-State Memory
The heart of our data platform is our proprietary Purity OE software that implements enterprise-class storage services such as data reduction, encryption and data protection, as well as protocol services such as block, file and object. Variants of Purity OE have been optimized for both our FlashArray and FlashBlade platforms. Our Purity OE software employs variable block size data reduction algorithms and can deliver up to 2X better data reduction as compared to leading competitive products, resulting in an average of greater than 5-to-1 data reduction across a wide range of use cases and data types. Our software implements strong data-at-rest encryption of all data, all the time, and is designed to maintain performance through failures and enables our arrays to be easily upgraded without scheduled downtime, setting new expectations for storage resiliency.
Hardware Optimized for Solid-State Memory
The hardware underlying our FlashArray and FlashBlade products is designed to maximize the performance and density of flash, optimize our advanced software services, and minimize overall solution cost for customers. Our platforms are designed to be modular and upgradable over time, enabling our vision of Evergreen Storage and eliminating the 3 to 5 year forklift refresh cycle of legacy storage systems. Our platform's design allows us to periodically deliver both processor and flash upgrades, and enables customers to adopt these advances without data migration, downtime or performance impact. This also enables a business model of ongoing up-sell to enable customers to easily expand capacity and performance as their data needs grow.
Our platforms are designed to maximize the performance of flash, leveraging native high bandwidth and low latency PCIe/NVMe networking and to be extremely simple and reliable without sacrificing the scalability and upgradability of an enterprise array. Because we design both our FlashArray and FlashBlade products in-house, and develop all of our Purity OE software specifically for our hardware, we are able to realize end-to-end optimizations between software and flash storage. This allows us to deliver solutions with high density and power efficiency, tight integration for simplicity and at a lower cost.
Pure1 Management, Support and Analytics
Pure1 is a cloud-based management and support offering that enables our customers, our support staff and our partners to seamlessly and securely collaborate to maximize the reliability of the Pure Storage platform while minimizing management overhead and cost to the customer. This cloud-based platform removes the need for dedicated storage management infrastructure, enables customers to monitor a global storage deployment from a mobile device and simplifies integration with other data center management solutions. Pure1's Global Insight technology also employs cutting-edge real-time analytics and machine learning technologies to predictively identify potential issues with our platforms, enabling our support organization to proactively resolve support incidents before they start - leading to higher uptime and availability for our data platform.
Innovative Business Model
In addition to our product leadership and differentiated customer experience, our innovative business model helps us achieve our vision of Evergreen Storage. We believe that the traditional storage business model is expensive, resource intensive and detrimentally impacts customer operations. Our alternative approach is designed to eliminate this pain. We offer a simple all-inclusive software model and a new approach to the storage array purchase and expansion lifecycle, allowing customers to incrementally improve array performance and capacity as needed, dramatically reducing cost and risk while increasing predictability. This enables customers to both extend the useful life of their hardware and avoid the cost and risk of recurring data migration. We believe that it will be difficult for legacy storage vendors to entirely copy our business model innovations given their disk-based product architectures and dependence on complex licensing programs and regular forklift array replacement upgrades.
Our Customers
We target a variety of commercial enterprises, state, local and federal governments, schools and healthcare organizations globally. Our customer base includes over 3,000 organizations as of January 31, 2017, including over 20% of the Fortune 500. We have deployed our storage platform with customers across multiple industry verticals. Our platform has been deployed in some of the largest and most sophisticated enterprises in the world as well as smaller organizations with limited IT expertise or budget, such as hospitals, municipalities and school districts. Hundreds of our customers have invested north of a million dollars in leveraging our platform across their business-critical applications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented more than 10% of our revenue for the year ended January 31, 2017.
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
We intend to continue to expand our partner relationships to further extend our sales coverage and to invest in education, training and programs to increase the ability of our channel partners to sell our products independently. We expect to continue to grow our sales organization and expand our international sales presence. Generally, our sales representatives have become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products, participate in classroom and field training and build a customer base. We optimize our sales management efforts to help our sales representatives maximize their productivity throughout their tenure. Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support, solutions engineering and technical training. One channel partner represented 11% of our revenue for the year ended January 31, 2017.
Technology Alliances. We work closely with technology partners that help us deliver world-class solutions to our customers and ensure the efficient deployment and support of their data center infrastructure. Our technology partners include application partners such as Microsoft, Oracle and SAP and infrastructure partners such as Arista, Brocade, Catalogic, Cisco, Citrix, Cohesity, CommVault, RedHat, Rubrik, Symantec and VMware. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.
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
Research and development expenses were $92.7 million, $166.6 million and $245.8 million for the years ended January 31, 2015, 2016 and 2017.
Manufacturing
Our primary contract manufacturer, Hon Hai Precision Industry Co., Ltd., known as Foxconn, manufactures, assembles, tests and packages our products in accordance with our specifications. Our contract manufacturers generally procure the hardware components for final assembly of our products. Most of the components are purchased from sources that we believe are readily available from other suppliers.
We provide our contract manufacturers a rolling forecast for anticipated orders, which our contract manufacturers use to build finished products. The product mix and volumes are adjusted based on anticipated demand and actual sales and shipments in prior periods. Our contract manufacturers are generally able to respond to changes in our product mix or volume without significant delay or increased costs. Our agreement with Foxconn has a three-year term that is subject to optional extensions absent notice of termination by either party. This agreement is terminable at any time by either party with 180-days’ prior notice. Our agreement with our contract manufacturers do not provide for any specific volume purchase commitments and orders are placed on a purchase order basis. We work closely with our contract manufacturers to meet our product delivery requirements and to manage the manufacturing process and quality control.
Backlog
We typically accept and ship orders within a short time frame. In general, customers may cancel or reschedule orders without penalty, and delivery schedules requested by customers in their purchase orders vary based upon each customer’s particular needs. As a result, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.
Seasonality
We generally experience the lowest demand for our products and services in the first quarter of our fiscal year and the greatest demand for our products and services in the last quarter of our fiscal year, which is consistent with the seasonality of the enterprise IT industry as a whole.
Competition
We operate in the intensely competitive data storage market that is characterized by constant change and innovation. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, performance scalability and enterprise features of storage systems. Our main competitors fall into two categories:

•	large storage system vendors such as Hitachi Data Systems and NetApp that offer a broad range of storage systems targeting various use cases and end markets; and

•
large systems companies such as Dell EMC, HP Enterprise, Lenovo and IBM that have acquired or licensed specialist storage technology in recent years to complement their internally-developed storage offerings and have the technical and financial resources to bring competitive products to market.

In addition, we compete against some cloud providers and vendors of hyper-converged products. Some large-scale cloud providers, known for developing storage systems internally, are expanding quickly and offer alternatives to our products for a variety of customer workloads. Our market attracts new startups and more highly specialized vendors, as well as larger vendors that may continue to acquire or bundle their products more effectively. The acquisitions of EMC by Dell, Nimble Storage by HP Enterprise and SolidFire by NetApp have introduced new competitive dynamics into the storage market. All of our competitors utilize a broad range of competitive strategies.
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
We have over 600 issued patents and patent applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business. We have adopted a policy under which we will not assert patents acquired to date from third parties offensively, other than as part of a counterclaim.
Employees
We believe the expertise of our people and our culture is a key enabler of our technology leadership. We had over 1,700 employees worldwide as of January 31, 2017. None of our employees is represented by a labor union or covered by a collective bargaining arrangement.
Information about Segment and Geographic Areas
The segment and geographic information required herein is contained in Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Pure Storage, the “P” logo, Evergreen, FlashArray, FlashBlade, FlashStack, Pure1, Purity Operating Environment and other trade names, trademarks or service marks of Pure Storage appearing in this report are the property of Pure Storage. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.
Available Information
We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, from January 31, 2015 to January 31, 2016, our headcount increased from over 800 to over 1,300 employees, and to over 1,700 employees as of January 31, 2017. Our future operating results will depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we believe that we must, among other things, effectively:

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
Our strategy is to continue with our investments in marketing, sales, support and research and development. We believe our decision to continue investing heavily in our business will be critical to our future success. We anticipate that our operating costs and expenses will continue to increase in absolute terms. In addition, we expect to continue incurring significant legal, accounting and other expenses in order to operate effectively as a public company at our scale. Even if we achieve or maintain significant revenue growth, we expect to continue to experience losses, forgoing near-term profitability.
We have not achieved profitability for any year since our inception. We incurred a net loss of $245.1 million for the year ended January 31, 2017, and we had an accumulated deficit of $802.5 million as of January 31, 2017. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
We have a limited operating history, which makes our future operating results difficult to predict.
We were founded in October 2009, but have generated substantially all of our revenue in our last three fiscal years. We have a limited operating history in an industry characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. All of these factors make our future operating results difficult to predict, which may impair our ability to manage our business and reduce investors’ ability to assess our prospects.
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
The market for all-flash storage products is rapidly evolving. As a result, our future financial performance will depend on the continued growth of this market and on our ability to adapt to competitive dynamics and emerging customer demands and trends. Sales of our products have largely focused on use cases that require performance storage products such as virtualization and transaction processing. Many potential customers have not purchased all-flash storage products and may not have the desire or available budget to invest in a new technology such as ours. Incumbent vendors are actively promoting storage products retrofitted with flash, which may reduce the perceived value of purpose-built, all-flash products like ours. It is difficult to predict with any precision customer adoption rates of flash, customer demand for our products or the future growth rate and size of our market. Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our storage platform could adversely affect the demand for our products. For instance, offerings from large-scale cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us. Further, although flash storage has a number of advantages as compared to other data storage alternatives, such as hard disk drives, flash storage has certain limitations as well, including, in some use cases, a higher price per gigabyte of raw storage, more limited methods for data recovery and reduced performance gains for certain uses, such as sequential input/output, or I/O, transactions. A slowing in or reduced demand for all-flash storage products caused by lack of customer acceptance, technological challenges, alternative technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
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
We also face competition from a number of other companies, one or more of which may become significant competitors in the future. For example, we compete against certain cloud providers that offer storage and vendors that offer products that combine compute, networking and storage, or hyperconverged products. Some cloud providers are expanding quickly, and their offerings could, if we are unable to effectively sell to these providers, displace demand for our products. Vendors offering hyperconverged products are attempting to displace dedicated storage products like ours. New competitors could emerge and acquire significant market share. The acquisitions of EMC by Dell, Nimble Storage by HP Enterprise and SolidFire by NetApp have introduced new competitive dynamics. All of our competitors may utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage products. Our competitors may also choose to adopt more aggressive pricing policies than we choose to adopt. Some of our competitors have offered their products either at significant discounts or even for free in competing against us and in response to our efforts to market the overall benefits and technological merits of our products.
Many competitors have developed competing all-flash or hybrid storage technologies. For example, several of our competitors have introduced all-flash storage products with performance-focused designs and/or with data reduction technologies that directly compete with our products, or have introduced business programs that attempt to compete with, or mitigate against, the value of our innovative programs such as our Evergreen Storage model of hardware and software innovation, support and maintenance. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new features, services and technologies that may, or that they may claim to, offer greater performance and improved total cost of ownership as compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.
Our business may be harmed by trends in the overall external storage market.
Despite ongoing data growth, the external storage market in which we compete has not experienced overall growth in the past few years due to a combination of technology transitions, increased storage efficiency, and changing economic and business environments. Customers are rethinking how they consume IT, increasing spending toward public cloud, software as a service, hyperconverged and converged infrastructure and software-defined storage. The future impact of these industry, technological or market changes on both short-term and long-term growth trends is uncertain. If the overall storage market declines, or if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products do not receive customer acceptance, our business and operating results could be harmed.
Many of our established competitors have long-standing relationships with key decision makers at many of our current and prospective customers, which may inhibit our ability to compete effectively and maintain or increase our market share.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our products. In particular, when competing against us, our competitors promote the adequacy of their all-flash or hybrid storage products and emphasize the perceived risks of relying on products from a company that has a shorter operating history. Sales and marketing tactics by established competitors may include incomplete or misleading statements about their products, or about us and our products that could harm or impede our business. Additionally, most of our prospective customers have existing storage systems manufactured by our competitors. This gives an incumbent competitor an advantage in retaining the customer because the incumbent competitor already understands the customer’s IT infrastructure, user demands and needs. In the event that we are unable to successfully sell our products to new customers or persuade our customers to continue purchasing our products, we will not be able to maintain or increase our market share and revenue, which could adversely affect our business and operating results.
Our ability to increase our revenue will substantially depend on our ability to attract, motivate and retain sales, engineering and other key personnel, including our management team, and any failure to attract, motivate and retain these employees could harm our business, operating results and financial condition.
Our ability to increase our revenue will substantially depend on our ability to attract and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. Our ability to attract, motivate or retain employees may be reduced, as the value of our stock fluctuates and as our employees have the opportunity to sell their equity awards. We may not be successful in attracting, motivating and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we need a significant amount of time to train the new employees before they can become effective and efficient in performing their jobs. From time to time, there may be changes in our management team resulting from the hiring or departure of those individuals. Members of our management team, including our executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management, our business and operating results could suffer.
If we fail to adequately expand and optimize our sales force, our growth will be impeded.
We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. Identifying, recruiting and training qualified sales personnel require significant time, expense and attention. We must design and implement effective sales incentive programs, and it can take time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the cost expectations of our customers, which is a complex and uncertain process. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete or less competitive. As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products. For example, we started initial shipments of our new FlashBlade products for directed availability in July 2016 and for general availability in January 2017. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet the needs of our customers in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
Our future success is highly dependent upon our ability to establish and maintain successful relationships with a variety of channel partners. In addition to selling our products, our partners may offer installation, post-sale service and support on our behalf in their local markets. In markets where we rely on partners more heavily, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services being provided to our customers in their local markets, could harm our business, operating results and financial condition.
Our channel partners may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. We typically enter into non-exclusive, written agreements with our channel partners. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our channel partners from offering products and services that compete with ours. Accordingly, our channel partners may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Additionally, our competitors provide incentives to our existing and potential channel partners to use, purchase or offer their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.
Our gross margins are impacted by a variety of factors, are subject to variation from period to period and are difficult to predict.
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. Over the year ended January 31, 2017, our quarterly gross margins ranged from 65% to 66%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	sales and marketing initiatives, discount levels, rebates and competitive pricing;

•	changes in customer, geographic or product mix, including mix of product configurations;

•	the cost of freight and components, including NAND and DRAM flash;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or product transitions;

•	an increase in product returns, order rescheduling and cancellations;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions; and

•	product quality and serviceability issues.
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
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company, the price of our Class A common stock would likely decline.
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
We believe that a critical contributor to our success has been our company culture, which we believe fosters innovation, creativity, teamwork, passion for customers and focus on execution, as well as facilitating critical knowledge transfer and knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures, relative to those of incumbent vendors, is a key competitive advantage and differentiator for our customers. As we grow and change, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, and the introduction of competing products or services or promotional programs. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices for our products will decrease over product life cycles. We cannot assure investors that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and services offerings, if introduced, will enable us to maintain or improve our gross margins and achieve profitability.
We derive substantially all of our revenue from a single family of products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.
Our FlashArray family of products has historically accounted for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

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
This reliance on a limited number of suppliers and the lack of guaranteed sources of supply exposes us to several risks, including:

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
Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. We have, in the past, had to write off inventory in connection with transitions to new product models. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue, reduced product margins or loss of sales opportunities altogether. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
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
There is a substantial amount of intellectual property litigation in the flash-based storage industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, in 2013, EMC Corporation (EMC) brought lawsuits against us, alleging misappropriation of confidential information and trade secrets and patent infringement. In October 2016, we resolved pending disputes between EMC and us, resulting in the dismissal of the lawsuits.
Any intellectual property rights claim, such as the lawsuits brought by EMC, against us or our customers, suppliers, and channel partners, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management’s resources and attention from operating our business and could force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. An adverse determination also could invalidate our intellectual property rights and prevent us from manufacturing and offering our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We may not be able to re-engineer our products successfully to avoid infringement, and we may have to seek a license for the infringed technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of these events could harm our business and financial condition.
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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 600 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable in actions against alleged infringers. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
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

We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our IT systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we may have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could harm our business.

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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. Over the last year, we have taken and continue to take additional steps to upgrade our finance and accounting function, including the hiring of additional finance and accounting personnel, and implement additional policies and procedures associated with the financial statement close process. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile.  Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $19.74, through March 20, 2017. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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
The stock markets in general, and market prices for the securities of technology-based companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock, such as the consolidated class action we currently are defending against. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business, operating results and financial condition.
If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
The trading market for our Class A common stock will likely be influenced by research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrade our stock, lowers their price target or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. In addition, new rules implemented by the SEC and New York Stock Exchange require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.
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
Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.
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

Item 3. Legal Proceedings.
The information set forth under the "Legal Matters" subheading in Note 5 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock began trading publicly on the New York Stock Exchange (NYSE) under the ticker symbol “PSTG” on October 7, 2015. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported by the NYSE for trading days during the periods indicated:

	High	Low
Year ended January 31, 2016
Third Quarter (from October 7, 2015)	$20.60	$15.50
Fourth Quarter	$18.39	$12.26

Year ended January 31, 2017
First Quarter	$15.71	$11.64
Second Quarter	$14.73	$9.77
Third Quarter	$14.90	$11.40
Fourth Quarter	$14.73	$11.27

Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of January 31, 2017, there were 12 holders of record of our Class A common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.  As of January 31, 2017, there were approximately 206 stockholders of record of our Class B common stock.
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
Not applicable.
Use of Proceeds from our Initial Public Offering of Class A Common Stock
In October 2015, we closed our initial public offering (IPO), in which we sold 28,750,000 shares of Class A common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was $488.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206312), which was declared effective by the SEC on October 6, 2015. The offering commenced on October 6, 2015 and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Morgan Stanley & Co. and Goldman, Sachs & Co. acted as joint book-running managers for the IPO and Barclays, Allen & Company LLC and BofA Merrill Lynch acted as book-running managers. We raised approximately $459.4 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $29.3 million. Offering expenses incurred by us were $4.5 million.

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
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index. The graph assumes that $100 (with reinvestment of all dividends) was invested in our Class A common stock and in each index on October 7, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through January 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
130
120
110
100
90
80
70
60
50
10/7/2015
12/6/2015
2/4/2016
4/4/2016
6/3/2016
8/2/2016
10/1/2016
11/30/2016
1/29/2017
PSTG
NYSE Composite Index
NYSE Arca Tech Index 100

Item 6. Selected Financial Data.
The selected consolidated statements of operations data for the years ended January 31, 2015, 2016 and 2017 and the consolidated balance sheet data as of January 31, 2016 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended January 31, 2014 and the consolidated balance sheet data as of January 31, 2014 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended January 31,
	2014	2015	2016	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$39,228	$154,836	$375,733	$590,001
Support	3,505	19,615	64,600	137,976
Total revenue	42,733	174,451	440,333	727,977
Cost of revenue:
Product (1)	19,974	63,425	132,870	194,150
Support (1)	4,155	14,127	35,023	58,129
Total cost of revenue	24,129	77,552	167,893	252,279
Gross profit	18,604	96,899	272,440	475,698
Operating expenses:
Research and development (1)	36,081	92,707	166,645	245,817
Sales and marketing (1)	54,750	152,320	240,574	360,035
General and administrative (1) (2)	5,902	32,354	75,402	84,652
Legal settlement (3)	—	—	—	30,000
Total operating expenses	96,733	277,381	482,621	720,504
Loss from operations	(78,129)	(180,482)	(210,181)	(244,806)
Other income (expense), net	(141)	(1,412)	(2,002)	1,627
Loss before provision for income taxes	(78,270)	(181,894)	(212,183)	(243,179)
Provision for income taxes	291	1,337	1,569	1,887
Net loss	$(78,561)	$(183,231)	$(213,752)	$(245,066)
Net loss per share attributable to common stockholders, basic and diluted (4)	$(3.24)	$(6.56)	$(2.59)	$(1.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (4)	24,237	27,925	82,460	194,714
_________________________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2014	2015	2016	2017
	(in thousands)
Cost of revenue—product	$253	$303	$276	$601
Cost of revenue—support	316	1,273	2,388	5,639
Research and development	11,477	22,512	31,135	63,495
Sales and marketing	9,014	22,466	16,966	34,317
General and administrative	506	6,479	7,460	12,616
Total stock-based compensation expense	$21,566	$53,033	$58,225	$116,668

Stock-based compensation expense for the years ended January 31, 2014 and 2015 included $13.3 million and $27.6 million, respectively, of cash paid for the repurchase of common stock in excess of fair value. See Note 7 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)
Includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation for the year ended January 31, 2016. See Note 6 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(3)
Represents a one-time charge for our legal settlement with Dell, Inc. See Note 5 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(4)
See Note 8 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of January 31,
	2014	2015	2016	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$130,885	$192,707	$604,742	$183,675
Marketable securities	—	—	—	362,986
Working capital	137,396	224,362	603,538	506,956
Total assets	182,479	356,290	870,783	899,745
Deferred revenue, current and non-current portion	16,827	73,669	216,204	303,126
Convertible preferred stock	262,970	543,940	—	—
Total stockholders’ equity (deficit)	(116,087)	(299,830)	563,354	478,430

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

Overview
We are building the data platform for the cloud era. As the demand for data and the need for real-time analytics increase, we are focused on delivering software-defined all-flash solutions that are uniquely fast and cloud-capable for customers, enabling customers to put data to work for their businesses. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. At the same time, our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage model of hardware and software innovation, support and maintenance.
We were incorporated in 2009 with a vision to define the next generation of enterprise storage by pioneering the all-flash array category and innovating a customer-centric business model. We deliver our platform as our flash-optimized software and modular and scalable all-flash hardware in our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based software and FlashStack, our joint converged infrastructure solution with Cisco. This entire platform is powered by innovative software that is cloud-connected for management from anywhere and supported by our Evergreen Storage business model.
Since launching in May 2012, our customer base has grown to over 3,000 customers, including over 20% of the Fortune 500. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented over 10% of revenue for the years ended January 31, 2015, 2016 and 2017.
We have grown rapidly in recent periods, with revenue increasing from $174.5 million for the year ended January 31, 2015 to $440.3 million for the year ended January 31, 2016 and to $728.0 million for the year ended January 31, 2017, representing year-over-year revenue growth of 152% and 65% for our two most recent years. We expect that our revenue growth rate will continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $183.2 million, $213.8 million, and $245.1 million, respectively, for the years ended January 31, 2015, 2016 and 2017.

Since our founding, we have invested heavily in growing our business. Our headcount increased from over 1,300 employees as of January 31, 2016 to over 1,700 employees as of January 31, 2017. At January 31, 2017, we had approximately 550, 800 and 140 employees in research and development, sales and marketing and general and administrative, respectively, with the remainder primarily related to support and operations. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, even though our revenue generated from customers outside of the United States was 22% and 23% of our total revenue for the years ended January 31, 2016 and 2017, our international operations are relatively new and we have limited experience operating in foreign jurisdictions.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
Our Business Model
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our channel partners and is responsible for large account penetration, global account coordination and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners.
Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented over 10% of revenue for the years ended January 31, 2015 and 2016. One channel partner represented over 10% of revenue for the year ended January 31, 2017.
Our business model enables customers to broadly adopt flash for a wide variety of workloads in their data center, with some of our most innovative customers adopting all-flash data centers. We do not charge separately for software, meaning that when a customer buys a FlashArray, all software functionality is included in the base purchase price, and the customer is entitled to updates and new features as long as the customer maintains an active maintenance and support agreement. Product revenue is recognized at the time title and risk of loss have transferred. Support revenue is recognized ratably over the term of the related maintenance and support agreement, generally ranging from 1 to 5 years. By keeping our business model simple and efficient, we allow customers to buy more products and expand their footprint more easily while allowing us to reduce our sales and marketing costs.
To deliver on the next level of operational simplicity and support excellence, we designed Pure1, our integrated cloud-based management and support. Pure1 enables our customers, support staff and partners to collaborate to achieve the best customer experience and is included with an active maintenance and support agreement. In addition, our Evergreen Storage program provides our customers who continually maintain active maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In this way, our customers improve and extend the service life of their arrays, we reduce our cost of support by keeping the array modern and we encourage capacity expansion. In accordance with multiple-element arrangement accounting guidance, we recognize the allocated revenue of the controllers and expense the related cost in the period in which we ship these controllers.
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. For all customers that have been with us for at least 12 months as of January 31, 2017, for every $1 of initial product purchase, our top 25 customers on average spent approximately $12 on new product purchases in the first 18 months following their initial purchase.
Trends in Our Business and Industry

Demand for Data in the Cloud Era

In today’s digital economy, we believe that data is key. Data is the strategic core that enables competitiveness and differentiation for businesses in the cloud era -- collecting vast amounts of data, analyzing it rapidly, discovering new insights, and ultimately delivering new innovations and experiences otherwise impossible without data. We continue to make significant investments in our business to develop and deliver a data platform to support today and tomorrow’s volume and velocity of data and to ensure the performance required for new data-driven applications, while substantially reducing costs and complexity for our customers. Our ability to deliver new and enhanced products will be a key factor in capturing mindshare with our target customers to become their data platform of choice.

Adoption of All-Flash Storage Systems

Organizations are increasingly replacing traditional disk-based systems with all-flash storage systems, due to their higher performance, reliability and efficiency. Flash is expected to penetrate the data center at a rapid rate, and our success depends on the adoption of all-flash storage systems. To the extent more organizations recognize the benefits of all-flash storage and the adoption of all-flash storage increases, our target customer base will expand, and demand for all-flash storage will rise.

Adding New Customers and Expanding Sales to Our Existing Customer Base

We believe that all-flash storage market is still in the early stages of adoption. In order to capture long-term strategic opportunities, we intend to continue to target new customers, including large enterprises, service providers and government organizations, by continuing to invest in our field sales force and extending our relationships with key channel partners. We also expect that a substantial portion of our future sales will continue to be sales to existing customers, including expansion of existing arrays.

Seasonality in our Business Operations

Consistent with the seasonality of the enterprise IT as a whole, we generally experience the lowest demand for our products and services in the first quarter of our fiscal year and the greatest demand for our products and services in the last quarter of our fiscal year. Furthermore, we typically focus investments into our sales organization, along with significant product launches, in the first half of our fiscal year. As a result, we expect that our business and results of operations will fluctuate from quarter to quarter, reflecting seasonally softer revenue and operating margin in the first half of our fiscal year, followed by stronger second half, the relative impact of which will grow as we operate at a larger scale.

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
We provide our support services pursuant to maintenance and support agreements, which involve customer support, hardware maintenance and software upgrades for a period of generally 1 to 5 years. We recognize revenue from maintenance and support agreements ratably over the contractual service period. We expect our support revenue to increase as we add new customers and our existing customers renew maintenance and support agreements.
Cost of Revenue

Cost of product revenue primarily consists of costs paid to our third-party contract manufacturer, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes freight, allocated overhead costs and inventory write-offs. Allocated overhead costs consist of certain facilities and IT costs. We expect our cost of product revenue to increase in absolute dollars, as our product revenue increases.
Cost of support revenue includes personnel costs associated with our customer support organization and allocated overhead costs. Cost of support revenue also includes parts replacement costs. We expect our cost of support revenue to increase in absolute dollars, as our support revenue increases.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and IT costs.
Research and Development. Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expense to increase in absolute dollars and may decrease as a percentage of revenue, as we continue to invest in new products and existing products and build upon our technology leadership.
Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars and may decrease as a percentage of revenue, as we expand our sales force and increase our marketing resources, expand into new markets and further develop our channel program.
General and Administrative. General and administrative expense consists primarily of compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars and may decrease as a percentage of revenue, as we continue to invest in the growth of our business.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2015	2016	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$154,836	$375,733	$590,001
Support	19,615	64,600	137,976
Total revenue	174,451	440,333	727,977
Cost of revenue:
Product (1)	63,425	132,870	194,150
Support (1)	14,127	35,023	58,129
Total cost of revenue	77,552	167,893	252,279
Gross profit	96,899	272,440	475,698
Operating expenses:
Research and development (1)	92,707	166,645	245,817
Sales and marketing (1)	152,320	240,574	360,035
General and administrative (1) (2)	32,354	75,402	84,652
Legal settlement (3)	—	—	30,000
Total operating expenses	277,381	482,621	720,504
Loss from operations	(180,482)	(210,181)	(244,806)
Other income (expense), net	(1,412)	(2,002)	1,627
Loss before provision for income taxes	(181,894)	(212,183)	(243,179)
Provision for income taxes	1,337	1,569	1,887
Net loss	$(183,231)	$(213,752)	$(245,066)
_________________________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2015	2016	2017
	(in thousands)
Cost of revenue—product	$303	$276	$601
Cost of revenue—support	1,273	2,388	5,639
Research and development	22,512	31,135	63,495
Sales and marketing	22,466	16,966	34,317
General and administrative	6,479	7,460	12,616
Total stock-based compensation expense	$53,033	$58,225	$116,668

Stock-based compensation expense for the year ended January 31, 2015 included $27.6 million of cash paid for the repurchase of common stock in excess of fair value. See Note 7 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)
Includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation for the year ended January 31, 2016. See Note 6 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(3)
Represents a one-time charge for our legal settlement with Dell, Inc. See Note 5 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

	Year Ended January 31,
	2015	2016	2017
Percentage of Revenue Data:
Revenue:
Product	89%	85%	81%
Support	11	15	19
Total revenue	100	100	100
Cost of revenue:
Product	36	30	27
Support	8	8	8
Total cost of revenue	44	38	35
Gross profit	56	62	65
Operating expenses:
Research and development	53	38	34
Sales and marketing	87	55	49
General and administrative	19	17	12
Legal settlement	—	—	4
Total operating expenses	159	110	99
Loss from operations	(103)	(48)	(34)
Other income (expense), net	(1)	—	1
Loss before provision for income taxes	(104)	(48)	(33)
Provision for income taxes	1	1	1
Net loss	(105)%	(49)%	(34)%
Revenue

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2015	2016	$	%	2016	2017	$	%
	(dollars in thousands)
Product revenue	$154,836	$375,733	$220,897	143%	$375,733	$590,001	$214,268	57%
Support revenue	19,615	64,600	44,985	229%	64,600	137,976	73,376	114%
Total revenue	$174,451	$440,333	$265,882	152%	$440,333	$727,977	$287,644	65%

Total revenue increased by $287.6 million, or 65%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The increase in product revenue was primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 1,650 as of January 31, 2016 to over 3,000 as of January 31, 2017. The increase in support revenue was driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as the full year revenue impact from such agreements sold in the previous year.
Total revenue increased by $265.9 million, or 152%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The increase in product revenue was driven by sales of our FlashArray//M that was launched in June 2015 and sales of our 400-Series product to a growing number of new and existing customers. The number of customers grew from approximately 700 as of January 31, 2015 to over 1,650 as of January 31, 2016. The increase in support revenue was driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as the full year revenue impact from such agreements sold in the previous year.
Cost of Revenue and Gross Margin

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2015	2016	$	%	2016	2017	$	%
	(dollars in thousands)
Product cost of revenue	$63,425	$132,870	$69,445	109%	$132,870	$194,150	$61,280	46%
Support cost of revenue	14,127	35,023	20,896	148%	35,023	58,129	23,106	66%
Total cost of revenue	$77,552	$167,893	$90,341	116%	$167,893	$252,279	$84,386	50%
Product gross margin	59%	65%			65%	67%
Support gross margin	28%	46%			46%	58%
Total gross margin	56%	62%			62%	65%

Cost of revenue increased by $84.4 million, or 50%, for the year ended January 31, 2017 compared to the year ended January 31, 2016. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support cost of revenue was primarily attributable to higher costs from the continued growth of our customer support organization. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement associated with a higher number of maintenance and support agreements. Total headcount in these functions increased 34% from January 31, 2016 to January 31, 2017.
Total gross margin increased from 62% during the year ended January 31, 2016 to 65% during the year ended January 31, 2017. Product gross margin increased 2 points from the year ended January 31, 2016 to the year ended January 31, 2017, primarily driven by a shift in the mix of products sold as we continued transition to FlashArray//M. Support gross margin increased 12 points from the year ended January 31, 2016 to the year ended January 31, 2017, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as continued efficiencies gained as we scale our support organization worldwide.
Cost of revenue increased by $90.3 million, or 116%, for the year ended January 31, 2016 compared to the year ended January 31, 2015. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations. The increase in support cost of revenue was primarily attributable to higher costs in our customer support organization primarily driven by increased personnel costs and an increase in parts replacement in support of our maintenance and support agreements. Total headcount in these functions increased 84% from January 31, 2015 to January 31, 2016.
Total gross margin increased from 56% during the year ended January 31, 2015 to 62% during the year ended January 31, 2016. Product gross margin increased 6 points from the year ended January 31, 2015 to the year ended January 31, 2016, primarily driven by a shift in the mix of products sold as we transitioned to FlashArray//M, as well as continued cost reduction on certain key components. Support gross margin increased 18 points from the year ended January 31, 2015 to the year ended January 31, 2016, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as operational efficiencies.
Operating Expenses
Research and Development

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2015	2016	$	%	2016	2017	$	%
	(dollars in thousands)
Research and development	$92,707	$166,645	$73,938	80%	$166,645	$245,817	$79,172	48%
Research and development expense increased by $79.2 million, or 48%, during the year ended January 31, 2017 compared to the year ended January 31, 2016, as we continued to develop new and enhanced product offerings such as our FlashBlade and FlashArray//M products. The increase was primarily driven by an increase of $63.9 million in salary and related costs, including an increase of $32.4 million in stock-based compensation expense, as headcount increased by 26% from January 31, 2016 to January 31, 2017. The remainder of the increase was primarily attributable to $11.6 million in depreciation expense mostly related to test equipment, $3.6 million in office and related costs and $2.8 million in professional services, partially offset by a decrease of $7.1 million in prototype expenses.
Research and development expense increased by $73.9 million, or 80%, during the year ended January 31, 2016 compared to the year ended January 31, 2015, as we continued to develop new and enhanced product offerings. The increase was primarily driven by an increase of $47.9 million in salary and related costs, including an increase of $8.6 million in stock-based compensation expense, as headcount increased by 71% from January 31, 2015 to January 31, 2016. The increase in stock-based compensation expense from the increased headcount was partially offset by an additional expense of $9.5 million recognized for the repurchase of common stock in connection with a tender offer during the year ended January 31, 2015. There was no similar repurchase during the year ended January 31, 2016. The remainder of the increase was primarily attributable to $13.2 million in depreciation expense mostly related to test equipment, $6.2 million in professional services, and $3.5 million in prototype expenses.
Sales and Marketing

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2015	2016	$	%	2016	2017	$	%
	(dollars in thousands)
Sales and marketing	$152,320	$240,574	$88,254	58%	$240,574	$360,035	$119,461	50%

Sales and marketing expense increased by $119.5 million, or 50%, during the year ended January 31, 2017 compared to the year ended January 31, 2016, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $90.6 million in salary and related costs, including an increase of $31.0 million in sales commission expense and an increase of $17.4 million in stock-based compensation expense, as headcount increased by 30% from January 31, 2016 to January 31, 2017. The remainder of the increase was primarily attributable to $14.8 million in marketing and brand awareness program costs, $6.6 million in office and related costs and $4.3 million in travel and entertainment expense.
Sales and marketing expense increased by $88.3 million, or 58%, during the year ended January 31, 2016 compared to the year ended January 31, 2015, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $49.9 million in salary and related costs, including an increase of $19.5 million in sales commission expense, as headcount increased by 50% from January 31, 2015 to January 31, 2016, partially offset by a decrease of $5.5 million in stock-based compensation expense. The decrease in stock-based compensation expense was due to an additional expense of $13.9 million recognized for the repurchase of common stock in connection with a tender offer during the year ended January 31, 2015. There was no similar repurchase during the year ended January 31, 2016. The remainder of the increase was primarily attributable to $23.4 million in marketing and brand awareness program costs partly related to our FlashArray//M launch, $6.9 million in professional services, and $6.4 million in travel and entertainment expense.
General and Administrative

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2015	2016	$	%	2016	2017	$	%
	(dollars in thousands)
General and administrative	$32,354	$75,402	$43,048	133%	$75,402	$84,652	$9,250	12%
General and administrative expense increased by $9.3 million, or 12%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The increase was primarily driven by an increase of $13.2 million in salary and related costs, including an increase of $5.2 million in stock-based compensation expense, as we increased our headcount by 35% from January 31, 2016 to January 31, 2017, a $4.3 million increase in office and related costs and a $4.3 million increase in consulting costs as we grow our business operations globally. These increases were partially offset by a one-time non-cash charge of $11.9 million for an equity grant to the Pure Good Foundation in September 2015.

General and administrative expense increased by $43.0 million, or 133%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The increase was primarily due to a one-time non-cash charge of $11.9 million for an equity grant to the Pure Good Foundation in September 2015 and an increase of $9.2 million in salary and related costs, including an increase of $1.0 million in stock-based compensation expense, as we increased our headcount by 57% from January 31, 2015 to January 31, 2016. The increase in stock-based compensation expense from increased headcount was partially offset by an additional expense of $3.4 million recognized for the repurchase of common stock in connection with a tender offer during the year ended January 31, 2015. There was no similar repurchase during the year ended January 31, 2016. Additionally, legal, consulting, accounting and audit fees increased by $19.1 million as we expanded internationally and prepared to become and now operate as a public company.
Legal Settlement

In October 2016, we incurred a one-time charge of $30.0 million related to a legal settlement. See Note 5 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Other Income (Expense), Net

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2015	2016	$	%	2016	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(1,412)	$(2,002)	$(590)	(42)%	$(2,002)	$1,627	$3,629	nm
 ______________
nm - not meaningful

Other income (expense), net increased during the year ended January 31, 2017 compared to the year ended January 31, 2016 primarily driven by an increase of $4.2 million in interest income earned on cash, cash equivalents and marketable securities, partially offset by a $0.7 million increase in net losses from foreign currency transactions.
Other income (expense), net decreased during the year ended January 31, 2016 compared to the year ended January 31, 2015 primarily due to losses from foreign currency transactions as we expanded internationally, partially offset by interest income earned on cash and cash equivalents.
Provision for Income Taxes

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2015	2016	$	%	2016	2017	$	%
	(dollars in thousands)
Provision for income taxes	$1,337	$1,569	$232	17%	$1,569	$1,887	$318	20%

The provision for income taxes increased during the year ended January 31, 2017 compared to the year ended January 31, 2016 primarily related to a $1.3 million increase in foreign and state income taxes, partially offset by a tax benefit of $1.0 million on stock-based compensation, as a result of the adoption of ASU 2016-09. See Note 2 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the adoption.
The provision for income taxes increased during the year ended January 31, 2016 compared to the year ended January 31, 2015 primarily related to taxes on international operations as we continued our global expansion and higher state income and franchise taxes.

Quarterly Results of Operations
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2017, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Three Months Ended
	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017
	(unaudited, in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$63,618	$71,192	$113,573	$127,350	$111,738	$130,920	$160,523	$186,820
Support	10,459	13,469	17,791	22,881	28,209	32,294	36,433	41,040
Total revenue	74,077	84,661	131,364	150,231	139,947	163,214	196,956	227,860
Cost of revenue:
Product (1)	22,712	27,641	41,995	40,522	34,046	42,847	54,725	62,532
Support (1)	6,924	7,497	9,058	11,544	12,934	14,000	14,597	16,598
Total cost of revenue	29,636	35,138	51,053	52,066	46,980	56,847	69,322	79,130
Gross profit	44,441	49,523	80,311	98,165	92,967	106,367	127,634	148,730
Operating expenses:
Research and development (1)	31,682	38,188	43,065	53,710	52,938	58,635	61,612	72,632
Sales and marketing (1)	48,327	59,517	63,803	68,927	83,098	87,583	91,392	97,962
General and administrative (1) (2)	12,692	15,227	29,022	18,461	21,581	19,630	22,810	20,631
Legal Settlement (3)	—	—	—	—	—	—	30,000	—
Total operating expenses	92,701	112,932	135,890	141,098	157,617	165,848	205,814	191,225
Loss from operations	(48,260)	(63,409)	(55,579)	(42,933)	(64,650)	(59,481)	(78,180)	(42,495)
Other income (expense), net	(703)	(371)	(171)	(757)	1,282	37	(192)	500
Loss before provision for income taxes	(48,963)	(63,780)	(55,750)	(43,690)	(63,368)	(59,444)	(78,372)	(41,995)
Provision for income taxes (4)	157	57	751	604	420	106	441	920
Net loss	$(49,120)	$(63,837)	$(56,501)	$(44,294)	$(63,788)	$(59,550)	$(78,813)	$(42,915)
_________________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017
	(unaudited, in thousands)
Cost of revenue—product	$56	$40	$43	$137	$106	$181	$138	$176
Cost of revenue—support	333	521	657	877	1,092	1,712	1,178	1,657
Research and development	3,625	6,804	8,195	12,511	11,658	13,976	15,241	22,620
Sales and marketing	3,444	2,536	4,559	6,427	7,519	8,732	8,468	9,598
General and administrative	1,401	1,899	2,085	2,075	2,623	3,295	3,210	3,488
Total stock-based compensation	$8,859	$11,800	$15,539	$22,027	$22,998	$27,896	$28,235	$37,539

Stock-based compensation expense for the three months ended April 30, 2016 was adjusted by $864,000 resulting from the early adoption of Accounting Standards Update (ASU) No. 2016-09 (ASU 2016-09) in the second quarter of fiscal 2017. See Note 2 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)
Includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation for the three months ended October 31, 2015. See Note 6 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(3)
Represents a one-time charge for our legal settlement with Dell, Inc. See Note 5 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(4)	Provision for income taxes for the three months ended April 30, 2016 was adjusted by $535,000 resulting from the early adoption of ASU 2016-09.

	Three Months Ended
	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017
	(unaudited, in thousands)
Percentage of Revenue Data:
Revenue:
Product	86%	84%	86%	85%	80%	80%	82%	82%
Support	14	16	14	15	20	20	18	18
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	31	33	32	27	24	26	28	27
Support	9	9	7	8	10	9	7	8
Total cost of revenue	40	42	39	35	34	35	35	35
Gross margin	60	58	61	65	66	65	65	65
Operating expenses:
Research and development	43	45	33	36	38	36	31	32
Sales and marketing	65	70	48	46	59	53	47	43
General and administrative	17	18	22	12	15	12	12	9
Legal settlement	—	—	—	—	—	—	15	—
Total operating expenses	125	133	103	94	112	101	105	84
Loss from operations	(65)	(75)	(42)	(29)	(46)	(36)	(40)	(19)
Other income (expense), net	(1)	—	—	—	1	—	—	1
Loss before provision for income taxes	(66)	(75)	(42)	(29)	(45)	(36)	(40)	(18)
Provision for income taxes	—	—	1	—	1	—	—	1
Net loss	(66)%	(75)%	(43)%	(29)%	(46)%	(36)%	(40)%	(19)%
Liquidity and Capital Resources
As of January 31, 2017, we had cash, cash equivalents and marketable securities of $546.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $802.5 million. We expect to continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
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
In August 2014, we entered into a two-year revolving line of credit facility to provide up to $15.0 million based on 80% of qualifying accounts receivable. Borrowings under the line of credit bear interest at the lender’s prime rate plus 1%. The revolving line of credit facility is collateralized by substantially all of our assets, excluding any intellectual property. It also contains various covenants, including covenants related to the delivery of financial and other information, as well as limitations on dispositions, mergers, consolidations and other corporate activities. As of January 31, 2016, we had no borrowings from this line of credit and were in compliance with all financial covenants. In April 2016, we terminated this line of credit.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new product introductions and the continuing market acceptance of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. For example, we acquired a portfolio of technology patents for $1.0 million during the year ended January 31, 2017. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
As of January 31, 2016 and 2017, we had letters of credit in the aggregate amount of $7.1 million and $7.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2015	2016	2017
	(in thousands)
Net cash used in operating activities	$(143,695)	$(7,856)	$(14,362)
Net cash used in investing activities	(52,965)	(41,840)	(447,223)
Net cash provided by financing activities	258,482	461,731	40,518
Operating Activities
Net cash used in operating activities during the year ended January 31, 2017 was $14.4 million, which resulted from a net loss of $245.1 million, including a $30.0 million one-time legal settlement payment, partially offset by non-cash charges for stock-based compensation expense of $116.7 million, $50.2 million for depreciation and amortization and net cash inflows of $62.2 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $86.9 million increase in deferred revenue and a $30.0 million increase in accrued compensation and other liabilities and accounts payable, partially offset by a $44.0 million increase in accounts receivable, $6.1 million increase in prepaid expenses and other assets and $3.8 million increase in inventory. The increases in accounts receivable and deferred revenue was primarily due to new sales order growth during the year ended January 31, 2017. The increases in inventory, accrued compensation and other liabilities and accounts payable were primarily attributed to increased activities to support overall business growth.
Net cash used in operating activities during the year ended January 31, 2016 was $7.9 million, which resulted from a net loss of $213.8 million, partially offset by non-cash charges for stock-based compensation expense and contribution of common stock to the Pure Good Foundation of $58.2 million and $11.9 million, $32.3 million for depreciation and amortization and net cash inflows of $104.6 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $142.5 million increase in deferred revenue, a $49.6 million increase in accrued compensation and other liabilities and accounts payable and a $1.5 million decrease in inventory, partially offset by a $67.3 million increase in accounts receivable, $13.0 million increase in deferred commissions and $8.7 million increase in prepaid expenses and other assets. The increases in accounts receivable, deferred revenue and deferred commissions were primarily due to new sales order growth during the year ended January 31, 2016. The increases in accrued compensation and other liabilities and accounts payable were primarily attributed to increased activities to support overall business growth. In addition, the increase in accrued compensation and other liabilities is partially attributable to $12.5 million of employee contributions in connection with our first offering under our 2015 Employee Stock Purchase Plan (2015 ESPP).
Net cash used in operating activities during the year ended January 31, 2015 was $143.7 million, which resulted from a net loss of $183.2 million and net cash outflows of $1.5 million from changes in operating assets and liabilities, partially offset by non-cash charges of $25.4 million for stock-based compensation and $15.4 million for depreciation and amortization. The net cash outflows from changes in operating assets and liabilities was primarily the result of increases of $44.2 million in accounts receivable, $13.7 million in inventory, $9.8 million in deferred commissions and $6.6 million in prepaid expenses and other assets, partially offset by increases of $56.8 million in deferred revenue and $15.9 million in accrued compensation and other liabilities and accounts payable. The increases in accounts receivable, deferred revenue and deferred commissions were primarily due to revenue and new sales order growth during the year ended January 31, 2015. The increases in inventory, accrued compensation and other liabilities and accounts payable were primarily attributable to increased activities to support overall business growth. Net cash used in operating activities also included $27.6 million of cash paid for the repurchase of common stock from our employees in excess of fair value.
Investing Activities
Net cash used in investing activities during the year ended January 31, 2017 of $447.2 million resulted from net purchases of marketable securities of $363.9 million, capital expenditures of $76.8 million, an increase in restricted cash of $5.6 million related to a vendor credit card program and security deposit for office space, as well as the purchase of a portfolio of technology patents for $1.0 million.
Net cash used in investing activities during the year ended January 31, 2016 of $41.8 million resulted primarily from capital expenditures of $39.4 million and an increase in restricted cash related to security deposits for new office spaces of $2.5 million.
Net cash used in investing activities during the year ended January 31, 2015 of $53.0 million resulted from capital expenditures of $42.2 million, purchases of intangible assets of $9.1 million and an increase in restricted cash related to a security deposit for new office space of $1.6 million.
Financing Activities
Net cash provided by financing activities of $40.5 million during the year ended January 31, 2017 was primarily due to $25.6 million of proceeds from issuance of common stock under ESPP and $14.9 million of proceeds from the exercise of stock options.
Net cash provided by financing activities of $461.7 million during the year ended January 31, 2016 was primarily due to $459.4 million in net proceeds from our IPO and $6.0 million of proceeds from the exercise of stock options, partially offset by payments of IPO costs of $3.7 million.
Net cash provided by financing activities of $258.5 million during the year ended January 31, 2015 was primarily due to $281.0 million in net proceeds from the issuances of our Series E, Series F and Series F-1 convertible preferred stock and $7.7 million of proceeds from the exercise of stock options including proceeds from repayment of promissory notes, partially offset by $30.1 million of repurchases of common stock from our employees.

Contractual Obligations and Commitments
The following table sets forth our non-cancellable contractual obligations as of January 31, 2017.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$87,417	$17,937	$28,327	$26,090	15,063
Purchase obligations	4,090	1,777	2,313	—	—
Total	$91,507	$19,714	$30,640	$26,090	$15,063
Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Off-Balance Sheet Arrangements
Through January 31, 2017, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Provision for Income Taxes
As of January 31, 2017, we had U.S. federal and state net operating loss (NOL) carryforwards of $464.2 million and $323.8 million that expire commencing in 2028. Under Section 382 of the U.S. Internal Revenue Code of 1986, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In February 2017, we completed an analysis through January 2017 to evaluate whether there are any limitations of our NOLs and concluded no limitations currently exist.  While we do not have any limitations currently existing, an ownership change that would result in limitations, regulatory changes, such as suspension on the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
Support revenue is derived from the sale of maintenance and support agreements. Maintenance and support agreements include the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Revenue related to maintenance and support agreements are recognized ratably over the contractual term, which generally range from 1 to 5 years. Costs related to maintenance and support agreements are expensed as incurred. In addition, our Evergreen Storage program provides our customers who continually maintain active maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In accordance with multiple-element arrangement accounting guidance, the controller refresh represents an additional deliverable that is a separate unit of accounting. The allocated revenue is recognized and the related cost is expensed in the period in which these controllers are shipped.
Most of our arrangements, other than stand-alone renewals of maintenance and support agreements, are multiple-element arrangements with a combination of product and support related deliverables (as defined above). Under multiple-element arrangements, we allocate consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the hierarchy provided by the multiple-element arrangement accounting guidance, which includes (i) vendor-specific objective evidence (VSOE), of selling price, if available; (ii) third-party evidence (TPE), of selling price, if VSOE is not available; and (iii) best estimate of selling price (BESP), if neither VSOE nor TPE is available. As discussed below, we allocate consideration to support related deliverables based on VSOE and to all other deliverables based on BESP as TPE typically cannot be obtained.

•
VSOE—We determine VSOE based on our historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range. During the three months ended October 31, 2016, we established VSOE for support related deliverables as our stand-alone selling prices are now sufficiently concentrated based on an analysis of our historical data. We have not established VSOE for any of our hardware or other deliverables.

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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options and purchase rights granted under our 2015 ESPP, based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards and purchase rights granted under our 2015 ESPP. Restricted stock units (RSUs) are measured at the fair market value of the underlying stock at the grant date. We recognize the fair value of stock options, RSUs and purchase rights granted under our 2015 ESPP as stock-based compensation on a straight line basis over the requisite service period or, in the case of purchase rights granted under our 2015 ESPP, over the offering period. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied. Subsequent to the early adoption of ASU 2016-09 that became effective on February 1, 2016, we account for forfeitures as they occur.
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
See Note 8 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for other information regarding the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options and ESPP purchase rights.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 2 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of January 31, 2016 and 2017, we had cash, cash equivalents and marketable securities of $604.7 million and $546.7 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $4.1 million as of January 31, 2017.
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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% of all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at January 31, 2017 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $7.2 million as of January 31, 2017.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pure Storage, Inc.
Mountain View, California
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2016 and 2017, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pure Storage, Inc. and subsidiaries as of January 31, 2016 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
San Jose, California
March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Pure Storage, Inc.
Mountain View, California

We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2017 of the Company and our report dated March 28, 2017 expressed an unqualified opinion on those financial statements.
/S/ DELOITTE & TOUCHE LLP
San Jose, California
March 28, 2017

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$604,742	$183,675
Marketable securities	—	362,986
Accounts receivable, net of allowance of $944 and $2,000 as of January 31, 2016 and 2017	126,324	168,978
Inventory	20,649	23,498
Deferred commissions, current	15,703	15,787
Prepaid expenses and other current assets	20,652	25,157
Total current assets	788,070	780,081
Property and equipment, net	52,629	81,695
Intangible assets, net	6,980	6,560
Deferred income taxes, non-current	536	844
Other assets, non-current	22,568	30,565
Total assets	$870,783	$899,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,187	$52,719
Accrued compensation and benefits	32,995	39,252
Accrued expenses and other liabilities	14,076	21,697
Deferred revenue, current	94,514	158,095
Liability related to early exercised stock options	4,760	1,362
Total current liabilities	184,532	273,125
Deferred revenue, non-current	121,690	145,031
Other liabilities, non-current	1,207	3,159
Total liabilities	307,429	421,315
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2016 and 2017; no shares issued and outstanding as of January 31, 2016 and 2017	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2016 and 2017; 190,509 (Class A 28,769, Class B 161,740) and 204,364 (Class A 87,027, Class B 117,337) shares issued and outstanding as of January 31, 2016 and 2017	19	20
Additional paid-in capital	1,118,670	1,281,452
Accumulated other comprehensive loss	—	(562)
Accumulated deficit	(555,335)	(802,480)
Total stockholders’ equity	563,354	478,430
Total liabilities and stockholders’ equity	$870,783	$899,745

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2015	2016	2017
Revenue:
Product	$154,836	$375,733	$590,001
Support	19,615	64,600	137,976
Total revenue	174,451	440,333	727,977
Cost of revenue:
Product	63,425	132,870	194,150
Support	14,127	35,023	58,129
Total cost of revenue	77,552	167,893	252,279
Gross profit	96,899	272,440	475,698
Operating expenses:
Research and development	92,707	166,645	245,817
Sales and marketing	152,320	240,574	360,035
General and administrative	32,354	75,402	84,652
Legal settlement	—	—	30,000
Total operating expenses	277,381	482,621	720,504
Loss from operations	(180,482)	(210,181)	(244,806)
Other income (expense), net	(1,412)	(2,002)	1,627
Loss before provision for income taxes	(181,894)	(212,183)	(243,179)
Provision for income taxes	1,337	1,569	1,887
Net loss	$(183,231)	$(213,752)	$(245,066)
Net loss per share attributable to common stockholders, basic and diluted	$(6.56)	$(2.59)	$(1.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,925	82,460	194,714

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2015	2016	2017
Net loss	$(183,231)	(213,752)	(245,066)
Other comprehensive loss:
Change in unrealized net loss on available-for-sale securities	—	—	(562)
Comprehensive loss	$(183,231)	$(213,752)	$(245,628)

See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—January 31, 2014	104,106	$262,970	28,439	$3	$12,143	$—	$(128,233)	$(116,087)
Issuance of Series E convertible preferred stock at $6.93 per share	65	450	—	—	—	—	—	—
Issuance of Series F convertible preferred stock at $15.73 per share, net of issuance costs of $4,197	14,308	220,803	—	—	—	—	—	—
Issuance of Series F-1 convertible preferred stock at $15.73 per share, net of issuance costs of $69	3,802	59,717	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, including stock options exercised via promissory notes (Note 7)	—	—	11,879	2	3,045	—	—	3,047
Repurchase of common stock in connection with tender offer (Note 7)	—	—	(3,803)	(1)	—	—	(30,119)	(30,120)
Repurchase of common stock from early exercised stock options	—	—	(50)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	25,399	—	—	25,399
Vesting of early exercised stock options	—	—	—	—	1,162	—	—	1,162
Net loss	—	—	—	—	—	—	(183,231)	(183,231)
Balance—January 31, 2015	122,281	$543,940	36,465	$4	$41,749	$—	$(341,583)	$(299,830)
Conversion of convertible preferred stock to common stock upon initial public offering	(122,281)	(543,940)	122,281	12	543,928	—	—	543,940
Issuance of common stock upon initial public offering, net of offering costs of $4,539	—	—	28,750	3	455,135	—	—	455,138
Issuance of common stock to Pure Good Foundation	—	—	700	—	11,900	—	—	11,900
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,313	—	6,008	—	—	6,008
Stock-based compensation expense	—	—	—	—	58,225	—	—	58,225
Vesting of early exercised stock options	—	—	—	—	1,725	—	—	1,725
Net loss	—	—	—	—	—	—	(213,752)	(213,752)
Balance—January 31, 2016	—	$—	190,509	$19	$1,118,670	$—	$(555,335)	$563,354
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	2,079	—	(2,079)	—
Issuance of common stock upon exercise of stock options	—	—	10,180	1	15,030	—	—	15,031
Stock-based compensation expense	—	—	—	—	116,668	—	—	116,668
Vesting of early exercised stock options	—	—	—	—	3,399	—	—	3,399
Vesting of restricted stock units	—	—	1,238	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	2,437	—	25,606	—	—	25,606
Other comprehensive loss	—	—	—	—	—	(562)	—	(562)
Net loss	—	—	—	—	—	—	(245,066)	(245,066)
Balance—January 31, 2017	—	$—	204,364	$20	$1,281,452	$(562)	$(802,480)	$478,430

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2015	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183,231)	$(213,752)	$(245,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,392	32,254	50,203
Stock-based compensation expense	25,399	58,225	116,668
Contribution of common stock to the Pure Good Foundation	—	11,900	—
Other	277	(1,093)	1,584
Changes in operating assets and liabilities:
Accounts receivable, net	(44,197)	(67,292)	(44,049)
Inventory	(13,713)	1,481	(3,776)
Deferred commissions	(9,838)	(13,021)	(740)
Prepaid expenses and other current assets	(6,550)	(8,704)	(6,133)
Accounts payable	3,474	24,901	10,644
Accrued compensation and other liabilities	12,450	24,710	19,381
Deferred revenue	56,842	142,535	86,922
Net cash used in operating activities	(143,695)	(7,856)	(14,362)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(42,227)	(39,355)	(76,773)
Purchase of intangible assets	(9,125)	—	(1,000)
Purchases of marketable securities	—	—	(526,717)
Sales of marketable securities	—	—	114,354
Maturities of marketable securities	—	—	48,513
Net increase in restricted cash	(1,613)	(2,485)	(5,600)
Net cash used in investing activities	(52,965)	(41,840)	(447,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of issuance costs	—	459,425	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	280,970	—	—
Net proceeds from exercise of stock options, including proceeds from repayment of promissory notes	7,665	6,008	14,912
Proceeds from issuance of common stock under employee stock purchase plan	—	—	25,606
Repurchase of common stock in connection with tender offer	(30,120)	—	—
Payments of deferred offering costs	(33)	(3,702)	—
Net cash provided by financing activities	258,482	461,731	40,518
Net increase in cash and cash equivalents	61,822	412,035	(421,067)
Cash and cash equivalents, beginning of period	130,885	192,707	604,742
Cash and cash equivalents, end of period	$192,707	$604,742	$183,675
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$429	$1,118	$2,866
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$543,940	$—
Property and equipment purchased but not yet paid	$1,323	$6,212	$7,414
Vesting of early exercised stock options	$1,162	$1,725	$3,399
Cashless exercise of stock options during tender offer	$2,057	$—	$—
Unpaid deferred offering costs	$55	$546	$—

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Notes to Consolidated Financial Statements

Note 1. Business Overview
Organization and Description of Business
Pure Storage, Inc. (the Company, we, us, or other similar pronouns) was originally incorporated in the state of Delaware in October 2009 under the name OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. We are building a data platform that transforms business through a dramatic increase in performance and reduction in complexity and costs. We are headquartered in Mountain View, California and have wholly owned subsidiaries throughout the world.
Initial Public Offering
In October 2015, we completed our initial public offering (IPO) of Class A common stock, in which we sold 28,750,000 shares. The shares were sold at an IPO price of $17.00 per share for net proceeds of $459.4 million, after deducting underwriting discounts and commissions of $29.3 million but before deducting offering costs of $4.5 million. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock automatically converted into 122,280,679 shares of Class B common stock. Following the IPO, we have two classes of authorized common stock – Class A common stock and Class B common stock.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the company and our wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. For the years ended January 31, 2015, 2016 and 2017, we recorded net foreign currency transaction losses of $648,000, $2.3 million, and $2.6 million, respectively.
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
Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of January 31, 2016 and 2017, substantially all of our cash and cash equivalents have been invested with three financial institutions and such deposits exceed federally insured limits. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. We define a customer as an end user that purchases our products and services from one of our channel partners or from us directly. Our revenue and accounts receivable are derived substantially from the United States across a multitude of industries. We perform ongoing evaluations to determine customer credit. As of January 31,

2016, we had two channel partners that individually represented 11% of total accounts receivable on that date. As of January 31, 2017, we had one channel partner that represented 10% of total accounts receivable on that date. No single channel partner represented over 10% of revenue for the years ended January 31, 2015 and 2016. One channel partner represented 11% of revenue for the year ended January 31, 2017. No customer represented over 10% of revenue for the years ended January 31, 2015, 2016 and 2017. We rely on a limited number of suppliers for our contract manufacturing and certain raw material components. In instances where suppliers fail to perform their obligations, we may be unable to find alternative suppliers or satisfactorily deliver our products to our customers on time.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market funds, purchased with an original maturity of three months or less.
Restricted Cash
Restricted cash is comprised of cash collateral for a vendor credit card program and letters of credit related to our leases. As of January 31, 2016 and 2017, we had restricted cash of $7.1 million and $12.7 million, respectively, which was included in other assets, non-current in the consolidated balance sheets.
Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses in other comprehensive income (loss), which is reflected as a component of stockholders' equity. We evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined based on the specific identification method. Realized gains and losses are reported in other income (expense), net in the consolidated statements of operations.
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
The following table presents the changes in the allowance for doubtful accounts:

	Year Ended January 31,
	2015	2016	2017
	(in thousands)
Allowance for doubtful accounts, beginning balance	$160	$210	$944
Provision	50	918	1,394
Writeoffs	—	(184)	(338)
Allowance for doubtful accounts, ending balance	$210	$944	$2,000

Inventory
Inventory consists of finished goods and component parts, which are purchased from contract manufacturers. Product demonstration units, which we regularly sell, are the primary component of our inventories. Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method for finished goods and weighted-average method for component parts. We account for excess and obsolete inventory by reducing the carrying value to the estimated net realizable value of the inventory based upon management’s assumptions about future demand and market conditions. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. Inventory write-offs were insignificant for the years ended January 31, 2015, 2016 and 2017.
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
Intangible Assets
Intangible assets are stated at cost, net of accumulated amortization. During the year ended January 31, 2015, we acquired certain technology patents for $9.1 million. This amount is being amortized on a straight-line basis over an estimated useful life of seven years. During the year ended January 31, 2017, we acquired certain technology patents for $1.0 million. This amount is being amortized on a straight-line basis over an estimated useful life of five years.
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
As of January 31, 2016 and 2017, we recorded deferred commissions, current, of $15.7 million and $15.8 million, respectively, and deferred commissions, non-current, of $14.3 million and $14.9 million, respectively, in other assets, non-current, in the consolidated balance sheets. During the years ended January 31, 2015, 2016 and 2017, we recognized sales commission expenses of $27.7 million, $47.2 million, and $84.8 million, respectively.
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
Support revenue is derived from the sale of maintenance and support agreements. Maintenance and support agreements include the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Revenue related to maintenance and support agreements are recognized ratably over the contractual term, which generally range from one to five years. Costs related to maintenance and support agreements are expensed as incurred. In addition, our Evergreen Storage program provides our customers who continually maintain active maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In accordance with multiple-element arrangement accounting guidance, the controller refresh represents an additional deliverable that is a separate unit of accounting and the allocated revenue is recognized in the period in which these controllers are shipped.
Most of our arrangements, other than stand-alone renewals of maintenance and support agreements, are multiple-element arrangements with a combination of product and support related deliverables (as defined above). Under multiple-element arrangements, we allocate consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the hierarchy provided by the multiple-element arrangement accounting guidance, which includes (i) vendor-specific objective evidence (VSOE), of selling price, if available; (ii) third-party evidence (TPE), of selling price, if VSOE is not available; and (iii) best estimate of selling price (BESP), if neither VSOE nor TPE is available. As discussed below, we allocate consideration to support related deliverables based on VSOE and to all other deliverables based on BESP as TPE typically cannot be obtained.

•
VSOE—We determine VSOE based on our historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range. During the three months ended October 31, 2016, we established VSOE for support related deliverables as our stand-alone selling prices are now sufficiently concentrated based on an analysis of our historical data. We have not established VSOE for any of our hardware or other deliverables.

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

Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but that have not yet been recognized as revenue and primarily consists of support. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.
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
Software development costs also include costs incurred related to our hosted applications used to deliver our support services. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and the software will be used to perform the intended function. Total costs related to our hosted applications incurred to date have been insignificant and as a result no software development costs were capitalized during the years ended January 31, 2015, 2016 and 2017.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $1.4 million, $6.2 million and $10.7 million for the years ended January 31, 2015, 2016 and 2017, respectively.
Stock-Based Compensation
Stock-based compensation includes restricted stock units (RSUs), stock options and purchase rights issued to employees under our ESPP. We determine the fair value of our stock options under our equity plans and purchase rights issued to employees under our ESPP on the date of grant utilizing the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and expected dividend yield. RSUs are measured at the fair market value of the underlying stock at the grant date.
We recognize stock-based compensation expense for stock-based awards on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (generally the vesting period of the award). Prior to the adoption of Accounting Standards Update (ASU) No. 2016-09 (ASU 2016-09) on February

1, 2016, stock-based compensation expense was recognized only for those awards expected to vest. Subsequent to the adoption, we account for forfeitures as they occur. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied.
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
Recently Adopted Accounting Standards
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and non-current amounts in the consolidated balance sheets. The amendments in the update require that all deferred tax assets and liabilities be classified as non-current in the consolidated balance sheets. We early adopted this standard in the fourth quarter of fiscal 2016 on a retrospective basis. Prior periods have been retrospectively adjusted.
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We elected to early adopt this standard in the second quarter of fiscal 2017 with February 1, 2016 being the effective date of adoption. ASU 2016-09 eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of February 1, 2016, the previously unrecognized excess tax benefits of $10.5 million had no impact on our accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. ASU 2016-09 also requires excess tax benefits and deficiencies to be recognized prospectively in our provision for income taxes rather than additional paid-in capital. As a result of the adoption, our provision for income taxes decreased by $1.0 million during the year ended January 31, 2017. Additionally, we elected to account for forfeitures as they occur rather than estimate expected forfeiture using a modified retrospective transition method. Accordingly, we recorded a cumulative-effect adjustment of $2.1 million to accumulated deficit and an increase of stock-based compensation expense of $864,000 during the first quarter of fiscal 2017. Finally, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. We elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year. The new standard will be effective for us beginning on February 1, 2018 which is the mandatory adoption date and we do not plan to early adopt. This standard may be adopted using either the full or modified retrospective methods. We currently anticipate adopting the standard retrospectively to all prior periods presented. Our ability to apply the requirements retrospectively to all prior periods presented is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements.
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
Reclassifications
As a result of the adoption of ASU 2015-17 in the fourth quarter of fiscal 2016, we made the following reclassifications to the January 31, 2015 balance sheet: a $5.5 million decrease to deferred tax assets, non-current, a $5.8 million decrease to deferred tax liability, current, and an increase of $300,000 to deferred tax liability, non-current.

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

We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2016 and 2017 (in thousands):

	January 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Restricted Cash
Level 1
Money market funds	$—	$—	$—	$45,614	$45,614	$—
Level 2
Certificates of deposit	—	—	—	7,132	—	7,132
Total	$—	$—	$—	$52,746	$45,614	$7,132

	January 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$12,734	$—	$—	$12,734
Level 2
U.S. government treasury notes	148,298	22	(289)	148,031	13,226	134,805	—
U.S. government agencies	40,398	2	(159)	40,241	—	40,241	—
Corporate debt securities	185,701	242	(379)	185,564	—	185,564	—
Foreign government bonds	2,377	2	(3)	2,376	—	2,376	—
Total	$376,774	$268	$(830)	$388,946	$13,226	$362,986	$12,734

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	January 31, 2017
	Amortized Cost	Fair Value
Due within one year	$103,213	$103,238
Due in one to five years	260,335	259,748
Total	$363,548	$362,986

As of January 31, 2017, there were no securities that were in an unrealized loss position for more than 12 months. Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our marketable securities as of January 31, 2017 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position for less than 12 months as of  January 31, 2017, aggregated by investment category (in thousands):

	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government treasury notes	$82,228	$(289)
U.S government agencies	34,485	(159)
Corporate debt securities	99,710	(379)
Foreign government bonds	877	(3)
Total	$217,300	$(830)

Gross realized gains on sale of marketable securities for the year ended January 31, 2017 were $253,000.

Note 4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31,
	2016	2017
Test equipment	$65,663	$105,955
Computer equipment and software	31,388	54,521
Furniture and fixtures	2,852	4,494
Leasehold improvements	4,935	10,332
Total property and equipment	104,838	175,302
Less: accumulated depreciation and amortization	(52,209)	(93,607)
Property and equipment, net	$52,629	$81,695

Depreciation and amortization expense related to property and equipment was $14.6 million, $31.0 million and $48.8 million for the years ended January 31, 2015, 2016 and 2017, respectively.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	January 31,
	2016	2017
Technology patents	$9,125	$10,125
Accumulated amortization	(2,145)	(3,565)
Intangible assets, net	$6,980	$6,560

Intangible assets amortization expense was $841,000, $1.3 million and $1.4 million for the years ended January 31, 2015, 2016 and 2017, respectively. The weighted-average remaining useful life of the technology patents is 4.2 years. Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the consolidated statements of operations.

As of January 31, 2017, expected amortization expense for intangible assets for each of the next five years is as follows (in thousands):

Year Ending January 31,	Estimated Future Amortization Expense
2018	$1,504
2019	1,504
2020	1,504
2021	1,504
2022	544
Total	$6,560
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	January 31,
	2016	2017
Sales and use tax payable	$299	$540
Accrued professional fees	3,044	1,765
Accrued marketing	2,684	6,718
Accrued travel and entertainment expenses	2,182	2,235
Income tax payable	1,791	1,135
Other accrued liabilities	4,076	9,304
Total accrued expenses and other liabilities	$14,076	$21,697

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

As of January 31, 2017, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending January 31,	Operating Leases
2018	$17,937
2019	14,762
2020	13,565
2021	14,118
2022	11,972
Thereafter	15,063
Total	$87,417

Rent expense recognized under our operating leases were $7.5 million, $11.0 million and $16.6 million for the years ended January 31, 2015, 2016 and 2017, respectively.

Purchase Obligations

As of January 31, 2016 and 2017, we had $5.9 million and $4.1 million of non-cancelable contractual purchase obligations related to certain software service contracts.

Letters of Credit
As of January 31, 2016 and 2017, we had letters of credit in the aggregate amount of $7.1 million and $7.7 million, respectively, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.
Legal Matters
On November 4, 2013, EMC filed a complaint against us in the U.S. District Court for the District of Massachusetts, alleging misappropriation of confidential information and trade secrets and unlawful interference with business and contractual relationships. The complaint sought damages and injunctive relief. On November 26, 2013 and November 18, 2014, we counterclaimed, alleging, among other things, misappropriation of trade secrets, unlawful interference with contractual and business relationships, unfair competition, commercial disparagement, and defamation. Our counterclaim sought damages and declaratory and injunctive relief. In a separate litigation matters, on November 26, 2013 and March 21, 2016, EMC filed complaints against us in the U.S. District Court for the District of Delaware, alleging patent infringement. The complaints sought damages and injunctive and equitable relief.
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
On September 1, 2016, a purported securities class action entitled Ramsay v. Pure Storage, Inc., et al. was filed in the Superior Court of the State of California (San Mateo County) against us and certain of our officers, directors, investors and underwriters for our initial public offering, asserting claims under sections 11, 12 and 15 of the Securities Act of 1933 on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to our initial public offering, and seeking unspecified compensatory damages and other relief. Substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Peter Galanis v. Pure Storage, Inc., et al. (filed September 14, 2016), Curtis Wilson v. Pure Storage, Inc., et al. (filed September 15, 2016), Loren Moe v. Pure Storage, Inc., et al. (filed September 23, 2016), and Mason Delahooke and Mahsa Shirazikia v. Pure Storage, Inc., et al. (filed October 5, 2016). On October 27, 2016, the aforementioned actions were consolidated under the caption In re Pure Storage, Inc. Shareholder Litigation. On December 13, 2016, the plaintiffs filed an amended consolidated complaint. On January 26, 2017, the defendants filed a demurrer (motion to dismiss) to the consolidated action, which is scheduled to be heard on March 30, 2017. We believe there is no merit to the allegations and intend to defend ourselves vigorously.
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly we have not recorded any loss contingency on our consolidated balance sheet as of January 31, 2017.
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

Note 6. Stockholders’ Equity
Preferred Stock
Upon the closing of our IPO in October 2015, we filed an Amended and Restated Certificate of Incorporation, which authorized 20,000,000 shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of January 31, 2017, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of January 31, 2017, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of January 31, 2017, 87,027,014 shares of Class A common stock were issued and outstanding and 117,336,663 shares of Class B common stock were issued and outstanding.
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
In August 2015, we established the Pure Good Foundation as a non-profit organization, and in September 2015 we issued 700,000 shares of our Class B common stock to this foundation. As a result, we incurred a one-time general and administrative expense of $11.9 million during the year ended January 31, 2016, the amount of which was equal to the fair value of the shares of Class B common stock issued. Programs of the Pure Good Foundation include grants, humanitarian relief, volunteerism and social development projects. We believe that the Pure Good Foundation will foster employee morale, strengthen our community presence and provide increased brand visibility.
Common Stock Reserved for Issuance
As of January 31, 2017, we had reserved shares of common stock for future issuance as follows:

January 31, 2017
Shares underlying outstanding stock options	56,840,189
Shares underlying outstanding restricted stock units	8,783,024
Shares reserved for future equity awards	24,457,623
Shares reserved for future employee stock purchase plan awards	2,968,087
Total	93,048,923

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
During the years ended January 31, 2016 and 2017, we recognized $4.4 million and $18.3 million of stock-based compensation expense related to our 2015 ESPP. As of January 31, 2017, there was $22.1 million of unrecognized stock-based compensation expense related to our 2015 ESPP which is expected to be recognized over a weighted-average period of approximately 1.2 years.
Early Exercise of Stock Options
Certain employees and directors have exercised options granted under the 2009 Plan prior to vesting. The unvested shares are subject to a repurchase right held by us at the original purchase price. The proceeds initially are recorded as liability related to early exercised stock options and reclassified to additional paid in capital as the repurchase right lapses. We issued 642,248 shares of common stock upon early exercise of stock options during the year ended January 31, 2015, for total exercise proceeds of $1.9 million. No unvested stock options were exercised during the years ended January 31, 2016 and 2017. For the years ended January 31, 2015 and 2016, we repurchased 50,000 and 15,000 shares of unvested common stock related to early exercised stock options at the original purchase price due to the termination of an employee. No shares were repurchased during the year ended January 31, 2017. As of January 31, 2016 and 2017, 2,809,264 and 494,117 shares held by employees and directors were subject to repurchase at an aggregate price of $4.8 million and $1.4 million.
We entered into promissory notes with certain of our executives and employees in connection with the exercise of their stock option awards. These notes bore fixed interest rates ranging from 0.95% to 1.84% per annum. As of

January 31, 2014, outstanding promissory notes were $3.2 million and 6,295,056 shares of common stock were outstanding from stock options exercised via promissory notes. As the promissory notes were solely collateralized by the underlying common stock, they are considered nonrecourse from an accounting standpoint and therefore, stock options exercised via nonrecourse promissory notes are not considered outstanding shares. Accordingly, as of January 31, 2014, we did not record these transactions related to promissory notes. During the year ended January 31, 2015, an additional 300,000 stock options were early exercised via a nonrecourse promissory note in the amount of $773,000, which was also not recorded in our financial statements. All outstanding promissory notes and the related accrued interest, which totaled $4.0 million, were repaid in full as of January 31, 2015, and accordingly, the underlying common stock was recorded as outstanding shares. Proceeds from the repayment of promissory notes were included in additional paid-in capital for the portion of the underlying common stock that was vested, and in liability related to early exercised stock options for the portion of the underlying common stock that was unvested.
Stock Options
A summary of activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of January 31, 2016	68,879,087	$6.43	7.9	$505,131
Options granted	1,999,000	12.69
Options exercised	(10,180,258)	1.47
Options cancelled/forfeited	(3,857,640)	12.18
Balance as of January 31, 2017	56,840,189	$7.15	7.0	$315,502
Vested and exercisable as of January 31, 2017	29,575,922	$4.12	6.2	$228,436

The aggregate intrinsic value of options vested and exercisable as of January 31, 2017 is calculated based on the difference between the exercise price and the closing price of $11.37 of our Class A common stock on January 31, 2017. The aggregate intrinsic value of options exercised for the years ended January 31, 2015, 2016 and 2017 was $43.2 million, $29.5 million and $114.2 million, respectively.
The weighted-average grant date fair value of options granted was $5.71, $8.38 and $5.57 per share for the years ended January 31, 2015, 2016 and 2017, respectively. The total grant date fair value of options vested for the years ended January 31, 2015, 2016 and 2017 was $9.9 million, $35.4 million and $61.8 million, respectively.
As of January 31, 2017, total unrecognized employee compensation cost was $132.6 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.
During the years ended January 31, 2015 and 2016 we granted options to purchase 499,750 and 238,000 shares of common stock, net of cancellations, that vest upon satisfaction of a performance condition. For those options that management determined that it is probable that the performance condition will be satisfied, stock-based compensation expense of $1.7 million, $2.5 million and $3.3 million was recognized during the years ended January 31, 2015, 2016 and 2017, respectively. At January 31, 2017, there were no outstanding stock options subject to performance vesting conditions.
In November 2016, we modified employee stock option awards to purchase 800,000 shares of our common stock. The modification included an immediate acceleration of performance-based options to purchase 360,000 shares of common stock and an acceleration of time-based options to purchase 440,000 shares of common stock contingent on continued employment through January 31, 2017. This modification resulted in stock-based compensation expense  of $5.9 million that was recognized during the three months ended January 31, 2017.
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
We estimate the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2015	2016	2017
Employee Stock Options
Expected term (in years)	5.0 - 6.9	6.0 - 7.4	6.1
Expected volatility	55% - 68%	48% - 52%	44%
Risk-free interest rate	1.3% - 2.2%	1.5% - 1.9%	1.25% - 1.49%
Dividend rate	—	—	—
Fair value of common stock	$4.81 - $12.65	$13.94 - $19.68	$10.37 - $14.52
Employee Stock Purchase Plan
Expected term (in years)	—	0.4 - 1.9	0.5 - 2.0
Expected volatility	—	49%	41%
Risk-free interest rate	—	0.1% - 0.7%	0.5% - 0.9%
Dividend rate	—	—	—

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
Expected Volatility—Since we have limited trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants and ESPP purchase rights.
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
Non-Employee Stock Option Awards
We estimate the fair value of non-employee stock options on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2015	2016	2017
Expected term (in years)	10.0	10.0	—
Expected volatility	62% - 63%	49%	—
Risk-free interest rate	1.6% - 2.6%	1.5%	—
Dividend rate	—	—	—
Fair value of common stock	$9.40 - $12.40	$17.00	—

For the years ended January 31, 2015 and 2016 we granted non-employee stock options to purchase 83,500 and 22,500 shares of common stock, respectively. No stock options were granted to non-employees in the year ended January 31, 2017. We recognized stock-based compensation expense related to non-employee stock options of $2.5 million, $3.1 million and $0.7 million for the years ended January 31, 2015, 2016 and 2017, respectively.
Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair value	Aggregate Intrinsic Value
			(in thousands)
Unvested Balance as of January 31, 2016	53,000	$16.98	$690
Granted	10,501,600	13.15
Vested	(1,237,502)	13.95
Forfeited	(534,074)	13.16
Unvested Balance of January 31,2017	8,783,024	$13.06	$99,863

The aggregate fair value, as of the respective vesting dates, of restricted stock units that vested during the year ended January 31, 2017 was $14.8 million. As of January 31, 2017, total unrecognized employee compensation cost related to outstanding restricted stock units was $103.1 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.
Repurchase of Common Stock in Connection with Tender Offer
In July 2014, our board of directors approved a tender offer which allowed our employees to sell fully vested shares of common stock or unexercised stock options to the Company. We repurchased 735,426 shares of common stock and 3,067,910 vested stock options from participating employees for a total consideration of $57.7 million, net of exercise proceeds of $2.1 million. The common stock repurchased was retired immediately thereafter. Of the $57.7 million total consideration, the fair value of the shares tendered net of exercise proceeds, was recorded in accumulated deficit, which totaled $30.1 million, while the amounts paid in excess of the fair value of our common stock at the time of repurchase were recorded as stock-based compensation expense, which totaled $27.6 million.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2015	2016	2017
Cost of revenue—product	$303	$276	$601
Cost of revenue—support	1,273	2,388	5,639
Research and development	22,512	31,135	63,495
Sales and marketing	22,466	16,966	34,317
General and administrative	6,479	7,460	12,616
Total stock-based compensation expense	$53,033	$58,225	$116,668

The stock-based compensation expense for the year ended January 31, 2015 included $27.6 million related to the repurchase of common stock in excess of fair value in connection with the tender offer.

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2015	2016	2017
Net loss	$(183,231)	$(213,752)	(245,066)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,925	82,460	194,714
Net loss per share attributable to common stockholders, basic and diluted	$(6.56)	$(2.59)	$(1.26)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2015	2016	2017
Convertible preferred stock (on an if-converted basis)	117,794	—	—
Stock options to purchase common stock	50,429	61,795	63,984
Restricted stock units	—	—	5,216
Employee stock purchase plan	—	170	1,310
Early exercised stock options	8,047	3,618	2,106
Total	176,270	65,583	72,616

Note 9. Income Taxes
The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2015	2016	2017
Domestic	$(186,922)	$(195,019)	$(200,355)
International	5,028	(17,164)	(42,824)
Total	$(181,894)	$(212,183)	$(243,179)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2015	2016	2017
Current:
State	$56	$210	$389
Foreign	1,073	2,198	1,806
Total	$1,129	$2,408	$2,195
Deferred:
Foreign	208	(839)	(308)
Provision for income taxes	$1,337	$1,569	$1,887

The reconciliation of the federal statutory income tax rate and effective income tax rate is as follows (in thousands):

	Year Ended January 31,
	2015	2016	2017
Tax at federal statutory rate	$(61,844)	$(72,142)	$(82,682)
State tax, net of federal benefit	44	152	276
Stock-based compensation expense	5,328	10,866	(5,242)
Research and development tax credits	(1,999)	(3,832)	(1,570)
Foreign rate differential	(429)	7,106	15,878
Change in valuation allowance	60,042	58,979	73,863
Other	195	440	1,364
Provision for income taxes	$1,337	$1,569	$1,887

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2016	2017
Deferred tax assets:
Net operating loss carryforwards	$137,456	$173,942
Tax credit carryover	12,406	15,319
Accruals and reserves	1,921	3,112
Deferred revenue	20,314	53,424
Stock-based compensation expense	12,588	26,401
Depreciation and amortization	3,397	7,302
Charitable contribution carryforwards	4,380	4,345
Total deferred tax assets	192,462	283,845
Valuation allowance	(180,926)	(271,779)
Total deferred tax assets, net of valuation allowance	11,536	12,066
Deferred tax liabilities:
Deferred commissions	(11,000)	(11,222)
Total deferred tax liabilities	(11,000)	(11,222)
Net deferred tax assets	$536	$844

As of January 31, 2017, the undistributed earnings of $11.1 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

As of January 31, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $464.2 million and state income tax purposes of approximately $323.8 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2028 for federal and state income tax purposes.
We had federal and state research and development tax credit carryforwards of approximately $12.1 million and $12.6 million as of January 31, 2017. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $66.6 million, $68.0 million, and $90.9 million, respectively, during the years ended January 31, 2015, 2016 and 2017.
Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2015	2016	2017
Gross unrecognized tax benefits—beginning balance	$4,676	$13,874	$15,470
Decreases related to tax positions taken during prior years	—	(3,969)	(11,286)
Increases related to tax positions taken during prior years	—	35	—
Increases related to tax positions taken during current year	9,198	5,530	2,191
Gross unrecognized tax benefits—ending balance	$13,874	$15,470	$6,375

As of January 31, 2017, our gross unrecognized tax benefit was approximately $6.4 million and if recognized, would have no impact to the effective tax rate because it would be offset by the reversal of deferred tax assets which are subject to a full valuation allowance.
As of January 31, 2017, we had no current or cumulative interest and penalties related to uncertain tax positions.
It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on our assessment, including experience and complex judgments about future events, we do not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on our consolidated financial position or results of operations.
We file income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. Our fiscal year 2014 is currently under examination by the Internal Revenue Service. The fiscal years 2013 through 2016 remain open to examination by the major jurisdictions in which we are subject to tax. Fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

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
The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Year Ended January 31,
	2015	2016	2017
United States	$134,920	$343,625	$561,352
Rest of the world	39,531	96,708	166,625
Total revenue	$174,451	$440,333	$727,977

Long-lived assets by geographic area are summarized as follows (in thousands):

	January 31,
	2016	2017
United States	$50,501	$78,692
Rest of the world	2,128	3,003
Total long-lived assets	$52,629	$81,695

Note 11. 401(k) Plan
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. We have not made any matching contributions to date.
Note 12. Related Party Transactions
Certain members of our board of directors are executive officers of our end customers. During the years ended January 31, 2015, 2016 and 2017, we recognized revenue of $2.1 million, $6.2 million and $6.2 million, respectively, from sales transactions to these end customers. We purchased $420,000, $728,000 and $798,000 of products and related services from these end customers during the years ended January 31, 2015, 2016 and 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of January 31, 2017.

The effectiveness of our internal control over financial reporting as of January 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders (2017 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended January 31, 2017.

Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our 2017 Proxy Statement.

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
Date: March 28, 2017

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

Signature	Title	Date
/s/ Scott Dietzen	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2017
Scott Dietzen
/s/ Timothy Riitters	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2017
Timothy Riitters
/s/ John Colgrove	Chief Technology Officer and Co-Chairman	March 28, 2017
John Colgrove
/s/ Mike Speiser	Co-Chairman	March 28, 2017
Mike Speiser
/s/ Aneel Bhusri	Director	March 28, 2017
Aneel Bhusri
/s/ Mark Garrett	Director	March 28, 2017
Mark Garrett
/s/ Anita M. Sands	Director	March 28, 2017
Anita M. Sands
/s/ Frank Slootman	Director	March 28, 2017
Frank Slootman
/s/ Michelangelo Volpi	Director	March 28, 2017
Michelangelo Volpi

Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

10.1	Amended and Restated Investor Rights Agreement, by and between Pure Storage, Inc., and the investors listed on Exhibit A thereto, dated April 17, 2014, as amended.	S-1	333-206312	10.1	8/12/2015

10.2+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.3+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.4+	Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.4	9/9/2015

10.5+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.6+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.7+	Pure Storage, Inc. 2015 Employee Stock Purchase Plan.	S-1	333-206312	10.6	9/9/2015

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	8/12/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Scott Dietzen, dated September 14, 2010.	S-1	333-206312	10.8	8/12/2015

10.10+	Offer Letter, by and between Pure Storage, Inc. and David Hatfield, dated November 13, 2012.	S-1	333-206312	10.9	8/12/2015

10.11+	Offer Letter, by and between Pure Storage, Inc. and Timothy Riitters, dated July 14, 2014.	S-1	333-206312	10.10	8/12/2015

10.12+	Pure Storage, Inc. Change in Control Severance Benefit Plan.	S-1	333-206312	10.12	9/24/2015

21.1*	List of Subsidiaries.	—	—	—	—

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.