Form 10-Q
period 2017-04-30
Pure Storage, Inc.
filed 2017-06-07
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
OR
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a small reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2017 the registrant had 93,938,912 shares of its Class A common stock outstanding and 114,766,953 shares of its Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will” or the negative of these terms or other similar expressions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our expansion and growth, our expectations that average sales prices may decrease over time, our plans to expand and continue to invest internationally, our plans to expand the research and development organization as well as the sales and marketing function and channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite significant revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including those of retrofitted or new products from incumbent vendors, hyperconverged products, defined as server compute and storage combined within a single chassis, or public cloud, our expectations concerning relationships with third parties, including partners and customers, the adequacy of our intellectual property rights, and expectations concerning pending legal proceedings and related costs.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors.” These risks are not exhaustive. Other sections of this report include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
Investors should not rely upon forward-looking statements as predictions of future events. We cannot assure investors that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2017	As of April 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$183,675	$168,757
Marketable securities	362,986	367,218
Accounts receivable, net of allowance of $2,000 and $1,744 as of January 31, 2017 and April 30, 2017	168,978	132,134
Inventory	23,498	39,478
Deferred commissions, current	15,787	16,409
Prepaid expenses and other current assets	25,157	28,637
Total current assets	780,081	752,633
Property and equipment, net	81,695	82,293
Intangible assets, net	6,560	6,184
Deferred income taxes, non-current	844	795
Other assets, non-current	30,565	30,970
Total assets	$899,745	$872,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,719	$51,015
Accrued compensation and benefits	39,252	24,714
Accrued expenses and other liabilities	21,697	15,981
Deferred revenue, current	158,095	159,094
Liability related to early exercised stock options	1,362	1,064
Total current liabilities	273,125	251,868
Deferred revenue, non-current	145,031	152,431
Other liabilities, non-current	3,159	3,268
Total liabilities	421,315	407,567
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2017 and April 30, 2017; no shares issued and outstanding as of January 31, 2017 and April 30, 2017	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2017 and April 30, 2017; 204,364 (Class A 87,027, Class B 117,337) and 208,119 (Class A 93,271, Class B 114,848) shares issued and outstanding as of January 31, 2017 and April 30, 2017	20	21
Additional paid-in capital	1,281,452	1,330,586
Accumulated other comprehensive loss	(562)	(445)
Accumulated deficit	(802,480)	(864,854)
Total stockholders’ equity	478,430	465,308
Total liabilities and stockholders’ equity	$899,745	$872,875

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended April 30,
	2016	2017
Revenue:
Product	$111,738	$138,425
Support	28,209	44,206
Total revenue	139,947	182,631
Cost of revenue:
Product	34,046	46,645
Support	12,934	16,903
Total cost of revenue	46,980	63,548
Gross profit	92,967	119,083
Operating expenses:
Research and development	52,938	65,428
Sales and marketing	83,098	96,964
General and administrative	21,581	20,096
Total operating expenses	157,617	182,488
Loss from operations	(64,650)	(63,405)
Other income (expense), net	1,282	1,995
Loss before provision for income taxes	(63,368)	(61,410)
Provision for income taxes	420	964
Net loss	$(63,788)	$(62,374)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	189,283	205,783

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended April 30,
	2016	2017
Net loss	$(63,788)	$(62,374)
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	807	117
Comprehensive loss	$(62,981)	$(62,257)

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,788)	$(62,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,432	14,825
Stock-based compensation expense	22,998	32,219
Other	182	451
Changes in operating assets and liabilities:
Accounts receivable, net	28,593	36,571
Inventory	(2,623)	(16,105)
Deferred commissions	4,141	(362)
Prepaid expenses and other current assets	(2,744)	(3,944)
Accounts payable	166	(3,982)
Accrued compensation and other liabilities	(11,017)	(19,998)
Deferred revenue	20,653	8,398
Net cash provided by (used in) operating activities	6,993	(14,301)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(24,376)	(12,769)
Purchases of marketable securities	(343,466)	(55,976)
Sales of marketable securities	23,327	5,384
Maturities of marketable securities	—	46,321
Net decrease in restricted cash	706	—
Net cash used in investing activities	(343,809)	(17,040)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	3,091	2,257
Proceeds from issuance of common stock under employee stock purchase plan	15,079	14,166
Net cash provided by financing activities	18,170	16,423
Net decrease in cash and cash equivalents	(318,646)	(14,918)
Cash and cash equivalents, beginning of period	604,742	183,675
Cash and cash equivalents, end of period	$286,096	$168,757
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,323	$790
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$9,448	$9,685
Vesting of early exercised stock options	$176	$298

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
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2017.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2018 or any future period.
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
Restricted Cash
Restricted cash is comprised of cash collateral for a vendor credit card program and letters of credit related to our leases. As of both January 31, 2017 and April 30, 2017, we had restricted cash of $12.7 million, which was included in other assets, non-current, in the condensed consolidated balance sheets.
Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses in other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined on the specific identification method. To date, there have been no declines in value deemed to be other than temporary in any of our securities. Realized gains and losses are reported in other income (expense), net, in the condensed consolidated statements of operations.
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
As of January 31, 2017 and April 30, 2017, we recorded deferred commissions, current, of $15.8 million and $16.4 million, and deferred commissions, non-current, of $14.9 million and $14.7 million, in other assets, non-current, in the condensed consolidated balance sheets. We recognized sales commission expenses of $17.6 million and $20.5 million during the three months ended April 30, 2016 and 2017, respectively.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year. The new standard will be effective for us beginning on February 1, 2018 which is the mandatory adoption date and we do not plan to early adopt. This standard may be adopted using either the full or modified retrospective methods. We are evaluating the impact of the new standard on our accounting policies, processes, and system requirements, and have assigned internal resources and engaged third party service providers to assist in our evaluation and system implementation. We have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. We are also evaluating the potential impact that the implementation of this standard will have on our consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for us beginning on February 1, 2018 and will be applied on a retrospective basis. Early adoption is permitted. We do not expect the adoption of this standard to have any material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for us beginning February 1, 2018 and will be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments.
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2017 and April 30, 2017 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of January 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$12,734	$—	$—	$12,734
Level 2
U.S. government treasury notes	148,298	22	(289)	148,031	13,226	134,805	—
U.S. government agencies	40,398	2	(159)	40,241	—	40,241	—
Corporate debt securities	185,701	242	(379)	185,564	—	185,564	—
Foreign government bonds	2,377	2	(3)	2,376	—	2,376	—
Total	$376,774	$268	$(830)	$388,946	$13,226	$362,986	$12,734

	As of April 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$12,732	$—	$—	$12,732
Level 2
U.S. government treasury notes	144,028	26	(313)	143,741	6,324	137,417	—
U.S. government agencies	41,576	1	(147)	41,430	—	41,430	—
Corporate debt securities	186,005	295	(307)	185,993	—	185,993	—
Foreign government bonds	2,378	2	(2)	2,378	—	2,378	—
Total	$373,987	$324	$(769)	$386,274	$6,324	$367,218	$12,732

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of April 30, 2017
	Amortized Cost	Fair Value
Due within one year	$162,839	$162,757
Due in one to five years	204,824	204,461
Total	$367,663	$367,218

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our marketable securities as of April 30, 2017 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss as of April 30, 2017, aggregated by investment category (in thousands).

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$120,441	$(313)	$—	$—	$120,441	$(313)
U.S. government agencies	38,679	(147)	—	—	38,679	(147)
Corporate debt securities	85,382	(301)	2,269	(6)	87,651	(307)
Foreign government bonds	878	(2)	—	—	878	(2)
Total	$245,380	$(763)	$2,269	$(6)	$247,649	$(769)

Gross realized gains or losses on sale of marketable securities for the three months ended April 30, 2016 and 2017 were not significant.

Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2017	As of April 30, 2017
Raw materials	$3,003	$10,865
Finished goods	20,495	28,613
Inventory	$23,498	$39,478

Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2017	As of April 30, 2017
Test equipment	$105,955	$116,629
Computer equipment and software	54,521	57,453
Furniture and fixtures	4,494	4,691
Leasehold improvements	10,332	11,438
Total property and equipment	175,302	190,211
Less: accumulated depreciation and amortization	(93,607)	(107,918)
Property and equipment, net	$81,695	$82,293

Depreciation and amortization expense was $10.1 million and $14.4 million for the three months ended April 30, 2016 and 2017.
Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of January 31, 2017	As of April 30, 2017
Technology patents	$10,125	$10,125
Accumulated amortization	(3,565)	(3,941)
Intangible assets, net	$6,560	$6,184

Intangible assets amortization expense was $326,000 and $376,000 for the three months ended April 30, 2016 and 2017. The weighted-average remaining useful life of technology patents is 4.1 years. Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the condensed consolidated statements of operations.
As of April 30, 2017, expected amortization expense for intangible assets for each of the next five years is as follows (in thousands):

Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2018	$1,128
2019	1,504
2020	1,504
2021	1,504
2022	544
Total	$6,184
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2017	As of April 30, 2017
Sales and use tax payable	$540	$292
Accrued professional fees	1,765	1,018
Accrued marketing	6,718	5,041
Accrued travel and entertainment expenses	2,235	3,015
Income tax payable	1,135	1,271
Other accrued liabilities	9,304	5,344
Total accrued expenses and other liabilities	$21,697	$15,981

Note 5. Commitments and Contingencies

Operating Leases

During the three months ended April 30, 2017, we extended the lease term of an existing office facility with total additional lease obligations of approximately $2.0 million with the lease expiring through March 2019.
Letters of Credit
As of January 31, 2017 and April 30, 2017, we had outstanding letters of credit in the aggregate amount of $7.7 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.
Legal Matters

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 1, 2016, a purported securities class action entitled Ramsay v. Pure Storage, Inc., et al. was filed in the Superior Court of the State of California (San Mateo County) against us and certain of our officers, directors, investors and underwriters for our initial public offering (IPO), asserting claims under sections 11, 12 and 15 of the Securities Act on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to our initial public offering, and seeking unspecified compensatory damages and other relief. Substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Peter Galanis v. Pure Storage, Inc., et al. (filed September 14, 2016), Curtis Wilson v. Pure Storage, Inc., et al. (filed September 15, 2016), Loren Moe v. Pure Storage, Inc., et al. (filed September 23, 2016), and Mason Delahooke and Mahsa Shirazikia v. Pure Storage, Inc., et al. (filed October 5, 2016). On October 27, 2016, the aforementioned actions were consolidated under the caption In re Pure Storage, Inc. Shareholder Litigation. On December 13, 2016, the plaintiffs filed a consolidated complaint. On January 26, 2017, the defendants filed a demurrer (motion to dismiss) to the consolidated complaint on the grounds that the plaintiffs failed to state a claim under the Securities Act. On April 4, 2017, the court sustained the demurrer as to all claims with leave to amend. On May 15, 2017, the plaintiffs filed an amended complaint, again asserting claims under sections 11, 12 and 15 of the Securities Act against us and certain of our officers, directors and underwriters for our IPO. On May 26, 2017 the defendants filed a demurrer (motion to dismiss) to the amended complaint on the grounds that the plaintiffs failed to state a claim under the Securities Act. The second demurrer is scheduled to be heard on July 6, 2017. We believe there is no merit to the allegations and intend to defend ourselves vigorously.
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of April 30, 2017.
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

Note 6. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of April 30, 2017, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of April 30, 2017, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of April 30, 2017, 93,270,847 shares of Class A common stock were issued and outstanding and 114,848,323 shares of Class B common stock were issued and outstanding.

Note 7. Equity Incentive Plans
Equity Incentive Plans

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
We initially reserved 27,000,000 shares of our Class A common stock for issuance under our 2015 Plan. The number of shares reserved for issuance under our 2015 Plan increases automatically on the first day of February of each year through 2025, in an amount equal to 5% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31.
The exercise price of stock options will generally not be less than 100% of the fair market value of our common stock on the date of grant, as determined by our board of directors.  Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.
2015 Employee Stock Purchase Plan
In August 2015, our board of directors adopted and our stockholders approved, the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective in connection with our IPO. A total of 3,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The number of shares reserved for issuance under our 2015 ESPP increases automatically on the first day of February of each year through 2025, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31, and (ii) 3,500,000 shares of Class A common stock.
The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions (or other payroll contributions) of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). The 2015 ESPP provides for 24 month offering periods beginning March 16th and September 16th of each year, and each offering period consists of four six-month purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset). On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date. Our closing stock price on the new offering date of March 16, 2017 was lower than the closing stock prices for both the offerings that started on March 16, 2016 and September 16, 2016, which triggered an ESPP reset for those offerings. The ESPP reset resulted in a modification charge of approximately $9.0 million, which is being recognized over the new 24-month offering period ending on March 15, 2019. In addition, the original remaining unamortized stock-based compensation expense for each of the offerings is being recognized over the same 24-month offering period ending on March 15, 2019.
We recognized stock-based compensation related to our 2015 ESPP of $4.2 million and $4.1 million during the three months ended April 30, 2016 and 2017. As of April 30, 2017, there was $27.9 million of unrecognized stock-based compensation expense related to our 2015 ESPP which is expected to be recognized over a weighted-average period of approximately 1.9 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	56,840,189	$7.15	7.0	$315,502
Options granted	—	—
Options exercised	(1,340,121)	1.84
Options forfeited/cancelled	(605,324)	12.74
Balance as of April 30, 2017	54,894,744	$7.22	6.7	$273,338
Vested and exercisable as of April 30, 2017	30,739,000	$4.45	6.0	$208,957

The aggregate intrinsic value of options vested and exercisable as of April 30, 2017 is calculated based on the difference between the exercise price and the closing price of $10.61 of our Class A common stock on April 28, 2017.
As of April 30, 2017, total unrecognized employee compensation cost related to outstanding options was $115.6 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested Balance as of January 31, 2017	8,783,024	$13.06	$99,863
Granted	8,014,950	10.19	—
Vested	(794,543)	10.38	—
Forfeited	(376,522)	12.18	—
Unvested Balance as of April 30, 2017	15,626,909	$11.74	$165,802

As of April 30, 2017, total unrecognized employee compensation cost related to unvested restricted stock units was $165.3 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

During the three months ended April 30, 2017, we granted 827,000 (target number of units) performance stock units with both performance condition and service vesting conditions payable in common shares from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. Management determined it is probable that the performance condition will be satisfied and accordingly, we began recognizing stock-based compensation expense during the three months ended April 30, 2017. Stock-based compensation expense was $468,000 for the three months ended April 30, 2017.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2016	2017
Cost of revenue—product	$106	$397
Cost of revenue—support	1,092	1,774
Research and development	11,658	15,588
Sales and marketing	7,519	10,626
General and administrative	2,623	3,834
Total stock-based compensation expense	$22,998	$32,219

Note 8. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, unvested restricted stock awards, repurchasable shares from early exercised stock options, and shares subject to ESPP withholding are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2016	2017
Net loss	$(63,788)	$(62,374)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	189,283	205,783
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.30)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2016	2017
Stock options to purchase common stock	68,407	55,895
Restricted stock units	1,375	11,722
Early exercised stock options	2,666	390
Employee stock purchase plan	364	336
Total	72,812	68,343

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
As of April 30, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2017.

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
The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Three Months Ended April 30,
	2016	2017
United States	$111,227	$146,494
Rest of the world	28,720	36,137
Total revenue	$139,947	$182,631

Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2017	As of April 30, 2017
United States	$78,692	$79,491
Rest of the world	3,003	2,802
Total long-lived assets	$81,695	$82,293

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 31, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31.
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
We were incorporated in 2009 with a vision to define the next generation of enterprise storage by pioneering the all-flash array category and innovating a customer-centric business model. We deliver our platform as our flash-optimized software and modular and scalable all-flash hardware in our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based software, and FlashStack, our joint converged infrastructure solution with Cisco. This entire platform is powered by innovative software which can be managed from anywhere and supported by our Evergreen Storage business model.
Since launching in May 2012, our customer base has grown to over 3,350 customers, including nearly 25% of the Fortune 500. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail, automobile, and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented over 10% of revenue for the three months ended April 30, 2016 and 2017.
We have grown rapidly in recent periods, with revenue for the three months ended April 30, 2016 and 2017 of $139.9 million and $182.6 million, representing year-over-year growth of 31%. We expect that our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $63.8 million and $62.4 million for the three months ended April 30, 2016 and 2017.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 1,300 as of January 31, 2016 to over 1,700 employees as of January 31, 2017, and to over 1,800 employees as of April 30, 2017. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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

In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, our international operations are relatively new and we have limited experience operating in foreign jurisdictions. Our revenue generated from customers outside of the United States was 23% and 20% of our total revenue for the year ended January 31, 2017 and the three months ended April 30, 2017.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
Recent Development
In April 2017, we launched FlashArray//X, our first all-NVMe, enterprise-class all-flash array, on directed basis. FlashArray//X is targeted to be generally available in the second half of the fiscal year ending on January 31, 2018.
Our Business Model
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our channel partners and is responsible for large account penetration, global account coordination, and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners.
Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented over 10% of revenue for the three months ended April 30, 2016. One channel partner represented over 10% of revenue for the three months ended April 30 2017.
Our business model enables customers to broadly adopt flash for a wide variety of workloads in their data center, with some of our most innovative customers adopting all-flash data centers. We do not charge separately for software, meaning that when a customer buys a FlashArray or FlashBlade, all software functionality is included in the base purchase price, and the customer is entitled to updates and new features as long as the customer maintains an active maintenance and support agreement. Product revenue is recognized at the time title and risk of loss have transferred. Support revenue is recognized ratably over the term of the related maintenance and support agreement, generally ranging from 1 to 5 years. By keeping our business model simple and efficient, we allow customers to buy more products and expand their footprint more easily while allowing us to reduce our sales and marketing costs.
To deliver on the next level of operational simplicity and support excellence, we designed Pure1, our integrated cloud-based management and support. Pure1 enables our customers, support staff and partners to collaborate to achieve the best customer experience and is included with an active maintenance and support agreement. In addition, our Evergreen Storage program provides our customers who continually maintain active and eligible maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In this way, our customers improve and extend the service life of their arrays, we reduce our cost of support by keeping the array modern and we encourage capacity expansion. In accordance with multiple-element arrangement accounting guidance, we recognize the allocated revenue of the controllers and expense the related cost in the period in which we ship these controllers.
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. Of all the customers that have been with us for at least 12 months as of April 30, 2017, our top 25 customers on average spent approximately $12 on new product purchases for every $1 of initial product purchase, in the first 18 months following their initial purchase.
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

Seasonality in our Business Operations

Consistent with the seasonality of enterprise IT as a whole, we generally experience the lowest demand for our products and services in the first quarter of our fiscal year and the greatest demand for our products and services in the last quarter of our fiscal year. Furthermore, we typically focus investments into our sales organization, along with significant product launches, in the first half of our fiscal year. As a result, we expect that our business and results of operations will fluctuate from quarter to quarter, reflecting seasonally softer revenue and operating margin in the first half of our fiscal year, followed by a stronger second half, the relative impact of which will grow as we operate at a larger scale.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and IT costs.
Research and Development. Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expense to increase in absolute dollars and to decrease as a percentage of revenue, as we continue to invest in new and existing products and build upon our technology leadership.
Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses, as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars and to decrease as a percentage of revenue, as we expand our sales force and increase our marketing resources, expand into new markets and further develop our channel program.
General and Administrative. General and administrative expense consists primarily of compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars and to decrease as a percentage of revenue, as we continue to invest in the growth of our business.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (in thousands):

	Three Months Ended April 30,
	2016	2017
	(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product	$111,738	$138,425
Support	28,209	44,206
Total revenue	139,947	182,631
Cost of revenue:
Product (1)	34,046	46,645
Support (1)	12,934	16,903
Total cost of revenue	46,980	63,548
Gross profit	92,967	119,083
Operating expenses:
Research and development (1)	52,938	65,428
Sales and marketing (1)	83,098	96,964
General and administrative (1)	21,581	20,096
Total operating expenses	157,617	182,488
Loss from operations	(64,650)	(63,405)
Other income (expense), net	1,282	1,995
Loss before provision for income taxes	(63,368)	(61,410)
Provision for income taxes	420	964
Net loss	$(63,788)	$(62,374)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2016	2017
	(unaudited)
Cost of revenue—product	$106	$397
Cost of revenue—support	1,092	1,774
Research and development	11,658	15,588
Sales and marketing	7,519	10,626
General and administrative	2,623	3,834
Total stock-based compensation expense	$22,998	$32,219

	Three Months Ended April 30,
	2016	2017
	(unaudited)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	80%	76%
Support	20	24
Total revenue	100	100
Cost of revenue:
Product	25	26
Support	9	9
Total cost of revenue	34	35
Gross profit	66	65
Operating expenses:
Research and development	38	36
Sales and marketing	59	53
General and administrative	15	11
Total operating expenses	112	100
Loss from operations	(46)	(35)
Other income (expense), net	1	1
Loss before provision for income taxes	(45)	(34)
Provision for income taxes	—	—
Net loss	(45)%	(34)%

Revenue

	Three Months Ended April 30,		Change
	2016	2017	$	%
	(dollars in thousands, unaudited)
Product revenue	$111,738	$138,425	$26,687	24%
Support revenue	28,209	44,206	15,997	57%
Total revenue	$139,947	$182,631	$42,684	31%

Total revenue increased by $42.7 million, or 31%, during the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase in product revenue was primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from approximately 1,950 as of April 30, 2016 to over 3,350 as of April 30, 2017. The increase in support revenue was driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as increased recognition of deferred support revenue.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2016	2017	$	%
	(dollars in thousands, unaudited)
Product cost of revenue	$34,046	$46,645	$12,599	37%
Support cost of revenue	12,934	16,903	3,969	31%
Total cost of revenue	$46,980	$63,548	$16,568	35%
Product gross margin	70%	66%
Support gross margin	54%	62%
Total gross margin	66%	65%

Cost of revenue increased by $16.6 million, or 35%, during the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support cost of revenue was primarily attributable to costs in our customer support organization as we continue to expand. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement associated with a higher number of maintenance and support agreements. Total headcount in these functions increased 45% from April 30, 2016 to April 30, 2017.
Total gross margin decreased from 66% during the three months ended April 30, 2016 to 65% during the three months ended April 30, 2017. Product gross margin decreased from the three months ended April 30, 2016 to the three months ended April 30, 2017, primarily driven by both pricing and product mix dynamics including the introduction of our FlashBlade products. Support gross margin increased from the three months ended April 30, 2016 to the three months ended April 30, 2017, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as operational efficiencies in our support organization.
Operating Expenses
Research and Development

	Three Months Ended April 30,		Change
	2016	2017	$	%
	(dollars in thousands, unaudited)
Research and development	$52,938	$65,428	$12,490	24%

Research and development expense increased by $12.5 million, or 24%, during the three months ended April 30, 2017 compared to the three months ended April 30, 2016, as we continued to develop new and enhanced product offerings such as our FlashBlade and FlashArray//M products. The increase was primarily driven by an increase of $10.9 million in salary and related costs, including an increase of $3.9 million in stock-based compensation expense, as headcount increased by 13% from April 30, 2016 to April 30, 2017. The remainder of the increase was primarily attributable to $2.4 million in depreciation expense on test equipment.

Sales and Marketing

	Three Months Ended April 30,		Change
	2016	2017	$	%
	(dollars in thousands, unaudited)
Sales and marketing	$83,098	$96,964	$13,866	17%

Sales and marketing expense increased by $13.9 million, or 17%, during the three months ended April 30, 2017 compared to the three months ended April 30, 2016, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $14.2 million in salary and related costs, including an increase of $2.8 million in sales commission expense and an increase of $3.1 million in stock-based compensation expense, as headcount increased by 17% from April 30, 2016 to April 30, 2017. The remainder of the increase was primarily attributable to $1.7 million in allocated facilities and related costs and $1.6 million in sales conference, training, and other costs, offset by a decrease of $3.6 million in marketing and brand awareness program costs, in particular costs relating to our annual user conference that was moved from the first quarter to second quarter.
General and Administrative

	Three Months Ended April 30,		Change
	2016	2017	$	%
	(dollars in thousands, unaudited)
General and administrative	$21,581	$20,096	$(1,485)	(7)%

General and administrative expense decreased by $1.5 million, or 7%, during the three months ended April 30, 2017 compared to the three months ended April 30, 2016. The decrease was primarily due to a $4.7 million decrease in legal and related costs, which was offset by an increase of $3.1 million in salary and related costs, including an increase of $1.2 million in stock-based compensation expense, as we increased our general and administrative headcount by 29% from April 30, 2016 to April 30, 2017.

Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2016	2017	$	%
	(dollars in thousands, unaudited)
Other income (expense), net	$1,282	$1,995	$713	56%

The increase in other income (expense), net during the three months ended April 30, 2017 compared to the three months ended April 30, 2016 was primarily driven by an increase in interest income earned on our cash, cash equivalents and marketable securities.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2016	2017	$	%
	(dollars in thousands, unaudited)
Provision for income taxes	$420	$964	$544	130%

The increase in provision for income taxes during the three months ended April 30, 2017 compared to the three months ended April 30, 2016 was driven by a higher tax benefit recognized in the three months ended April 30, 2016 in connection with the adoption of ASU 2016-09 and to a lesser extent, an increase in foreign income taxes.

Liquidity and Capital Resources
As of April 30, 2017, we had cash, cash equivalents and marketable securities of $536.0 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $864.9 million. We expect to continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new product introductions, and the continuing market acceptance of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
As of January 31, 2017 and April 30, 2017, we had letters of credit in the aggregate amount of $7.7 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Three Months Ended April 30,
	2016	2017
Net cash provided by (used in) operating activities	$6,993	$(14,301)
Net cash used in investing activities	$(343,809)	$(17,040)
Net cash provided by financing activities	$18,170	$16,423

Operating Activities
Net cash used in operating activities during the three months ended April 30, 2017 was negative $14.3 million, which resulted primarily from a net loss of $62.4 million, partially offset by non-cash charges for stock-based compensation expense of $32.2 million, $14.8 million for depreciation and amortization, and net cash inflows of $0.6 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $36.6 million decrease in accounts receivable and a $8.4 million increase in deferred revenue, partially offset by a $20.0 million decrease in accrued compensation and other liabilities, a $16.1 million increase in inventory, a $4.0 million decrease in accounts payable, and a $3.9 million increase in prepaid expenses and other assets. The increase in deferred revenue was primarily due to new sales order growth during the three months ended April 30, 2017. The increase in inventory is as a result of increased purchases to manage component costs and availability to meet higher demand for our products. The decreases in accounts receivable, accounts payable, and accrued compensation and other liabilities were primarily attributable to the timing of collections and payments.

Net cash provided by operating activities during the three months ended April 30, 2016 was $7.0 million, which resulted primarily from non-cash charges for stock-based compensation expense of $23.0 million, $10.4 million for depreciation and amortization, and net cash inflows of $37.2 million from changes in operating assets and liabilities, partially offset by a net loss of $63.8 million. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $28.6 million decrease in accounts receivable, a $20.7 million increase in deferred revenue, and a decrease in deferred commissions of $4.1 million, partially offset by a $11.0 million decrease in accrued compensation and other liabilities, a $2.7 million increase in prepaid expenses and other assets, and a $2.6 million increase in inventory. The increase in deferred revenue was primarily due to new sales order growth during the quarter ended April 30, 2016. The decreases in accounts receivable and accrued compensation and other liabilities were primarily attributable to the timing of collections and payments.

Investing Activities
Net cash used in investing activities during the three months ended April 30, 2017 of $17.0 million resulted from capital expenditures of $12.8 million and net purchases of marketable securities of $4.3 million.
Net cash used in investing activities during the three months ended April 30, 2016 of $343.8 million resulted from net purchases of marketable securities of $320.1 million, capital expenditures of $24.4 million, and a change in restricted cash related to security deposits for office space of $0.7 million.
Financing Activities
Net cash provided by financing activities during the three months ended April 30, 2017 of $16.4 million was due to $14.2 million in proceeds from issuance of common stock under employee stock purchase plan (ESPP) and $2.3 million in proceeds from the exercise of stock options.
Net cash provided by financing activities during the three months ended April 30, 2016 of $18.2 million was due to $15.1 million in proceeds from issuance of common stock under ESPP and $3.1 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments

During the three months ended April 30, 2017, we extended the lease term of an existing office facility with total additional lease obligations of approximately $2.0 million with the lease expiring through March 2019.
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
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see “Critical Accounting Policies and Estimates” in our latest 10-K. There have been no material changes to our critical accounting policies and estimates since our 10-K filed on March 29, 2017.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of April 30, 2017, we had cash, cash equivalents and marketable securities of $536.0 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $3.8 million as of April 30, 2017.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at April 30, 2017 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $4.8 million as of April 30, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of April 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and may experience significant growth in future periods. For example, from January 31, 2016 to January 31, 2017, our headcount increased from over 1,300 to over 1,700 employees, and to over 1,800 employees as of April 30, 2017. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

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
We expect that our future growth will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, may develop more slowly than we expect or may never materialize. If we are unable to sustain or manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products in a timely manner, and we may fail to satisfy customers’ expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely impact our growth and affect our business and operating results.
We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing heavily in our business and this may impede near-term profitability.
Our strategy is to continue with our investments in marketing, sales, support and research and development. We believe our decision to continue investing heavily in our business will be critical to our future success and to meet our growth objectives. We anticipate that our operating costs and expenses will continue to increase in absolute terms.

In addition, we expect to continue incurring significant legal, accounting and other expenses in order to operate effectively as a public company at our scale. Even if we achieve or maintain significant revenue growth, we expect to continue to experience losses, forgoing near-term profitability.
We have not achieved profitability for any year since our inception. We incurred a net loss of $245.1 million for the year ended January 31, 2017 and $62.4 million for the three months ended April 30, 2017, and we had an accumulated deficit of $802.5 million as of January 31, 2017 and $864.9 million as of April 30, 2017. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
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
The market for all-flash storage products is rapidly evolving. As a result, our future financial performance will depend on the continued growth of this market and on our ability to adapt to competitive dynamics and emerging customer demands and trends. Sales of our products have largely focused on use cases that require performance storage products such as virtualization and transaction processing. Some potential customers have not purchased all-flash storage products and may not have the desire or available budget to invest in a new technology such as ours. Incumbent vendors are actively promoting storage products retrofitted with flash, which may reduce the perceived value of purpose-built, all-flash products like ours. It is difficult to predict with any precision customer adoption rates of flash, customer demand for our products or the future growth rate and size of our market. Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our storage platform could adversely affect the demand for our products. For instance, offerings from large-scale cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us.  Further, although flash storage has a number of advantages as compared to other data storage alternatives, such as hard disk drives, flash storage has certain limitations as well, including, in some use cases, a higher price per gigabyte of raw storage, more limited methods for data recovery and reduced performance gains for certain uses, such as sequential input/output, or I/O, transactions. A slowing in or reduced demand for all-flash storage products caused by lack of customer acceptance, technological challenges, alternative technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
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
We also face competition from a number of other companies, one or more of which may become significant competitors in the future. For example, we compete against certain cloud providers and vendors that offer products that combine compute, networking and storage, or hyperconverged products. Some cloud providers are expanding quickly, and their offerings could, if we are unable to effectively sell to these providers, displace demand for our products. Vendors offering hyperconverged products are attempting to displace dedicated storage products like ours. New competitors could emerge and acquire significant market share. The acquisitions of EMC by Dell, Nimble Storage by HP Enterprise and SolidFire by NetApp have introduced new competitive dynamics.  All of our competitors may utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage products. Our competitors may also choose to adopt more aggressive pricing policies than we choose to adopt. Some of our competitors have offered their products either at significant discounts or even for free in competing against us and in response to our efforts to market the overall benefits and technological merits of our products.
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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the cost expectations of our customers, which is a complex and uncertain process. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete or less competitive. As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products. For example, we started initial shipments of our new FlashBlade products for direct availability in July 2016 and for general availability in January 2017. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet the needs of our customers in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. Over the last six quarters, our quarterly gross margins ranged from 65% to 66%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have nearly 700 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable in actions against alleged infringers. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $19.74, through May 26, 2017. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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
The trading market for our Class A common stock will likely be influenced by research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrades our stock, lowers their price target, or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
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
Not applicable.
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

PURE STORAGE, INC.

Date:	June 6, 2017	By:	/s/ SCOTT DIETZEN
Scott Dietzen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 6, 2017	By:	/s/ TIMOTHY RIITTERS
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