Form 10-Q
period 2017-07-31
Pure Storage, Inc.
filed 2017-09-05
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 25, 2017 the registrant had 97,037,611 shares of its Class A common stock outstanding and 114,445,493 shares of its Class B common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2017	As of July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$183,675	$171,894
Marketable securities	362,986	351,123
Accounts receivable, net of allowance of $2,000 and $2,020 as of January 31, 2017 and July 31, 2017	168,978	168,404
Inventory	23,498	33,660
Deferred commissions, current	15,787	19,700
Prepaid expenses and other current assets	25,157	24,494
Total current assets	780,081	769,275
Property and equipment, net	81,695	81,850
Intangible assets, net	6,560	5,808
Deferred income taxes, non-current	844	877
Other assets, non-current	30,565	32,322
Total assets	$899,745	$890,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,719	$52,092
Accrued compensation and benefits	39,252	42,537
Accrued expenses and other liabilities	21,697	18,309
Deferred revenue, current	158,095	169,638
Liability related to early exercised stock options	1,362	816
Total current liabilities	273,125	283,392
Deferred revenue, non-current	145,031	157,961
Other liabilities, non-current	3,159	3,373
Total liabilities	421,315	444,726
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2017 and July 31, 2017; no shares issued and outstanding as of January 31, 2017 and July 31, 2017	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2017 and July 31, 2017; 204,364 (Class A 87,027, Class B 117,337) and 210,975 (Class A 96,478, Class B 114,497) shares issued and outstanding as of January 31, 2017 and July 31, 2017	20	20
Additional paid-in capital	1,281,452	1,372,221
Accumulated other comprehensive loss	(562)	(280)
Accumulated deficit	(802,480)	(926,555)
Total stockholders’ equity	478,430	445,406
Total liabilities and stockholders’ equity	$899,745	$890,132

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Revenue:
Product	$130,920	$175,013	$242,658	$313,438
Support	32,294	49,448	60,503	93,654
Total revenue	163,214	224,461	303,161	407,092
Cost of revenue:
Product	42,847	57,252	76,893	103,897
Support	14,000	19,199	26,934	36,102
Total cost of revenue	56,847	76,451	103,827	139,999
Gross profit	106,367	148,010	199,334	267,093
Operating expenses:
Research and development	58,635	69,361	111,573	134,789
Sales and marketing	87,583	120,633	170,681	217,597
General and administrative	19,630	22,162	41,211	42,258
Total operating expenses	165,848	212,156	323,465	394,644
Loss from operations	(59,481)	(64,146)	(124,131)	(127,551)
Other income, net	37	3,266	1,319	5,261
Loss before provision for income taxes	(59,444)	(60,880)	(122,812)	(122,290)
Provision for income taxes	106	821	526	1,785
Net loss	$(59,550)	$(61,701)	$(123,338)	$(124,075)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.29)	$(0.65)	$(0.60)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	192,730	209,193	191,026	207,515

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Net loss	$(59,550)	$(61,701)	$(123,338)	$(124,075)
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	45	165	852	282
Comprehensive loss	$(59,505)	$(61,536)	$(122,486)	$(123,793)

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,338)	$(124,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,336	30,000
Stock-based compensation expense	50,894	69,057
Other	494	797
Changes in operating assets and liabilities:
Accounts receivable, net	6,589	25
Inventory	(2,392)	(10,487)
Deferred commissions	1,887	(4,607)
Prepaid expenses and other current assets	(809)	(186)
Accounts payable	(10,007)	201
Accrued compensation and other liabilities	8,687	310
Deferred revenue	41,102	24,473
Net cash used in operating activities	(4,557)	(14,492)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(46,118)	(30,100)
Purchase of intangible assets	(1,000)	—
Purchases of marketable securities	(427,968)	(95,358)
Sales of marketable securities	59,071	33,529
Maturities of marketable securities	5,800	73,681
Net increase in restricted cash	(5,600)	—
Net cash used in investing activities	(415,815)	(18,248)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	6,369	6,793
Proceeds from issuance of common stock under employee stock purchase plan	15,079	14,166
Net cash provided by financing activities	21,448	20,959
Net decrease in cash and cash equivalents	(398,924)	(11,781)
Cash and cash equivalents, beginning of period	604,742	183,675
Cash and cash equivalents, end of period	$205,818	$171,894
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,827	$1,661
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$7,691	$6,578
Vesting of early exercised stock options	$486	$546

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
Restricted Cash
Restricted cash is comprised of cash collateral for a vendor credit card program and letters of credit related to our facility leases. As of both January 31, 2017 and July 31, 2017, we had restricted cash of $12.7 million, which was included in other assets, non-current, in the condensed consolidated balance sheets.
Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, in other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined on the specific identification method. To date, there have been no declines in value deemed to be other than temporary in any of our securities. Realized gains and losses are reported in other income, net, in the condensed consolidated statements of operations.
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
As of January 31, 2017 and July 31, 2017, we recorded deferred commissions, current, of $15.8 million and $19.7 million, and deferred commissions, non-current, of $14.9 million and $15.6 million, in other assets, non-current, in the condensed consolidated balance sheets. We recognized sales commission expenses of $19.6 million and $25.5 million during the three months ended July 31, 2016 and 2017, and $37.2 million and $46.0 million during the six months July 31, 2016 and 2017, respectively.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year. The new standard will be effective for us beginning on February 1, 2018 which is the mandatory adoption date and we do not plan to early adopt. This standard may be adopted using either the full or modified retrospective methods. We currently anticipate adopting the standard retrospectively to all prior periods presented. We are evaluating the impact of the new standard on our accounting policies, processes, and system requirements, and have assigned internal and external resources to assist in our evaluation and system implementation. We have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. We are also evaluating the potential impact that the implementation of this standard will have on our consolidated financial statements.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2017 and July 31, 2017 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of January 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$12,734	$—	$—	$12,734
Level 2
U.S. government treasury notes	148,298	22	(289)	148,031	13,226	134,805	—
U.S. government agencies	40,398	2	(159)	40,241	—	40,241	—
Corporate debt securities	185,701	242	(379)	185,564	—	185,564	—
Foreign government bonds	2,377	2	(3)	2,376	—	2,376	—
Total	$376,774	$268	$(830)	$388,946	$13,226	$362,986	$12,734

	As of July 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$12,734	$—	$—	$12,734
Level 2
U.S. government treasury notes	140,495	15	(317)	140,193	18,390	121,803	—
U.S. government agencies	44,861	3	(139)	44,725	—	44,725	—
Corporate debt securities	182,057	365	(205)	182,217	—	182,217	—
Foreign government bonds	2,380	—	(2)	2,378	—	2,378	—
Total	$369,793	$383	$(663)	$382,247	$18,390	$351,123	$12,734

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of July 31, 2017
	Amortized Cost	Fair Value
Due within one year	$150,456	$150,372
Due in one to five years	200,946	200,751
Total	$351,402	$351,123

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our marketable securities as of July 31, 2017 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss as of July 31, 2017, aggregated by investment category (in thousands).

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$121,518	$(299)	$1,986	$(18)	$123,504	$(317)
U.S. government agencies	35,916	(112)	4,471	(27)	40,387	(139)
Corporate debt securities	62,323	(192)	4,271	(13)	66,594	(205)
Foreign government bonds	878	(2)	—	—	878	(2)
Total	$220,635	$(605)	$10,728	$(58)	$231,363	$(663)

Gross realized gains or losses on sale of marketable securities for the three and six months ended July 31, 2016 were $104,000 and $110,000; and were not significant for three and six months ended July 31, 2017.

Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2017	As of July 31, 2017
Raw materials	$3,003	$2,966
Finished goods	20,495	30,694
Inventory	$23,498	$33,660
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2017	As of July 31, 2017
Test equipment	$105,955	$125,348
Computer equipment and software	54,521	60,838
Furniture and fixtures	4,494	5,045
Leasehold improvements	10,332	13,092
Total property and equipment	175,302	204,323
Less: accumulated depreciation and amortization	(93,607)	(122,473)
Property and equipment, net	$81,695	$81,850

Depreciation and amortization expense was $11.6 million and $14.8 million for the three months ended July 31, 2016 and 2017, and $21.7 million and $29.2 million for the six months ended July 31, 2016 and 2017, respectively.
Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of January 31, 2017	As of July 31, 2017
Technology patents	$10,125	$10,125
Accumulated amortization	(3,565)	(4,317)
Intangible assets, net	$6,560	$5,808

Intangible assets amortization expense was $342,000 and $376,000 for the three months ended July 31, 2016 and 2017, and $668,000 and $752,000 for the six months ended July 31, 2016 and 2017. The weighted-average remaining useful life of technology patents is 3.9 years. Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the condensed consolidated statements of operations.
As of July 31, 2017, expected amortization expense for intangible assets for each of the next five years is as follows (in thousands):

Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2018	$752
2019	1,504
2020	1,504
2021	1,504
2022	544
Total	$5,808
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2017	As of July 31, 2017
Sales and use tax payable	$540	$298
Accrued professional fees	1,765	1,325
Accrued marketing	6,718	6,164
Accrued travel and entertainment expenses	2,235	4,014
Income tax payable	1,135	1,317
Other accrued liabilities	9,304	5,191
Total accrued expenses and other liabilities	$21,697	$18,309

Note 5. Commitments and Contingencies

Operating Leases

During the six months ended July 31, 2017, we extended the lease term of an existing office facility with total additional lease obligations of approximately $2.0 million with the lease expiring through March 2019.
Letters of Credit
As of January 31, 2017 and July 31, 2017, we had outstanding letters of credit in the aggregate amount of $7.7 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Matters
On September 1, 2016, a purported securities class action entitled Ramsay v. Pure Storage, Inc., et al. was filed in the Superior Court of the State of California (San Mateo County) against us and certain of our officers, directors, investors and underwriters for our initial public offering (IPO), asserting claims under sections 11, 12 and 15 of the Securities Act on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to our initial public offering, and seeking unspecified compensatory damages and other relief. Substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Peter Galanis v. Pure Storage, Inc., et al. (filed September 14, 2016), Curtis Wilson v. Pure Storage, Inc., et al. (filed September 15, 2016), Loren Moe v. Pure Storage, Inc., et al. (filed September 23, 2016), and Mason Delahooke and Mahsa Shirazikia v. Pure Storage, Inc., et al. (filed October 5, 2016). On October 27, 2016, the aforementioned actions were consolidated under the caption In re Pure Storage, Inc. Shareholder Litigation. On December 13, 2016, the plaintiffs filed a consolidated complaint. On January 26, 2017, the defendants filed a demurrer (motion to dismiss) to the consolidated complaint on the grounds that the plaintiffs failed to state a claim under the Securities Act. On April 4, 2017, the court sustained the demurrer as to all claims with leave to amend. On May 15, 2017, the plaintiffs filed an amended complaint, again asserting claims under sections 11, 12 and 15 of the Securities Act against us and certain of our officers, directors and underwriters for our IPO. On May 26, 2017 the defendants filed a demurrer (motion to dismiss) to the amended complaint on the grounds that the plaintiffs failed to state a claim under the Securities Act. The Court heard arguments on the second demurrer on July 18, 2017 and on August 31, 2017 the Court sustained defendant's demurrer again as to all claims with leave to amend. We believe there is no merit to the allegations and intend to defend ourselves vigorously.
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of July 31, 2017.
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

Note 6. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of July 31, 2017, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of July 31, 2017, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of July 31, 2017, 96,478,332 shares of Class A common stock were issued and outstanding and 114,497,355 shares of Class B common stock were issued and outstanding.

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
We recognized stock-based compensation related to our 2015 ESPP of $4.3 million and $3.8 million during the three months ended July 31, 2016 and 2017 and $8.6 million and $7.9 million during the six months ended July 31, 2016 and 2017. As of July 31, 2017, there was $24.1 million of unrecognized stock-based compensation expense related to our 2015 ESPP which is expected to be recognized over a weighted-average period of approximately 1.6 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	56,840,189	$7.15	7.0	$315,502
Options granted	—	—
Options exercised	(2,769,381)	2.53
Options forfeited/cancelled	(1,266,826)	14.04
Balance as of July 31, 2017	52,803,982	$7.23	6.5	$315,252
Vested and exercisable as of July 31, 2017	31,539,259	$4.67	5.8	$248,932

The aggregate intrinsic value of options vested and exercisable as of July 31, 2017 is calculated based on the difference between the exercise price and the closing price of $12.07 of our Class A common stock on July 31, 2017.
As of July 31, 2017, total unrecognized employee compensation cost related to outstanding options was $98.4 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested Balance as of January 31, 2017	8,783,024	$13.06	$99,863
Granted	9,807,355	10.59	—
Vested	(2,221,800)	12.46	—
Forfeited	(908,755)	11.50	—
Unvested Balance as of July 31, 2017	15,459,824	$11.67	$186,600

As of July 31, 2017, total unrecognized employee compensation cost related to unvested restricted stock units was $161.5 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

During the six months ended July 31, 2017, we granted 750,000 performance stock units (net of 77,000 canceled units during the three months ended July 31, 2017) with both performance and service vesting conditions payable in common shares from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. Management determined it is probable that the performance condition will be satisfied and accordingly, we began recognizing stock-based compensation expense during the three months ended April 30, 2017. Stock-based compensation expense for these units was $1.2 million and $1.6 million for the three and six months ended July 31, 2017 recognized on an accelerated attribution method.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Cost of revenue—product	$181	$358	$287	$755
Cost of revenue—support	1,712	2,245	2,804	4,019
Research and development	13,976	17,971	25,634	33,559
Sales and marketing	8,732	11,439	16,251	22,065
General and administrative	3,295	4,825	5,918	8,659
Total stock-based compensation expense	$27,896	$36,838	$50,894	$69,057

The tax benefit related to stock-based compensation expense for all periods presented was not material.

Note 8. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options, unvested restricted stock awards, repurchasable shares from early exercised stock options, and shares subject to ESPP withholding are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Net loss	$(59,550)	$(61,701)	$(123,338)	$(124,075)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	192,730	209,193	191,026	207,515
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.29)	$(0.65)	$(0.60)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Stock options to purchase common stock	65,567	53,878	66,974	54,864
Restricted stock units	4,682	15,710	3,046	13,759
Early exercised stock options	2,446	279	2,555	333
Employee stock purchase plan	953	898	953	898
Total	73,648	70,765	73,528	69,854

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
As of July 31, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2017.

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
The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
United States	$122,103	$165,466	$233,330	$311,960
Rest of the world	41,111	58,995	69,831	95,132
Total revenue	$163,214	$224,461	$303,161	$407,092

Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2017	As of July 31, 2017
United States	$78,692	$78,207
Rest of the world	3,003	3,643
Total long-lived assets	$81,695	$81,850

Note 11. Subsequent Events

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2017, we entered into a seven-year term operating lease for approximately 45,831 square feet of office space in Mountain View, California with total rent obligation of $31.6 million. In connection with the lease, we have issued a letter of credit of $2.6 million.

On August 22, 2017, Scott Dietzen resigned from his position as chief executive officer and was appointed as the chairman of our board of directors. On August 22, 2017, our board of directors appointed Charles H. Giancarlo, as the new chief executive officer and a member on our board of directors, effective immediately.

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
Since launching in May 2012, our customer base has grown to over 3,700 customers, including over 25% of the Fortune 500. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail, automobile, and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No customer represented over 10% of revenue for the three and six months ended July 31, 2016 and 2017.
We have grown rapidly in recent periods, with revenue for the three months ended July 31, 2016 and 2017 of $163.2 million and $224.5 million, representing year-over-year growth of 38%. For the six months ended July 31, 2016 and 2017, our revenue was $303.2 million and $407.1 million, representing year-over-year revenue growth rate of 34%. We expect that our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $59.6 million and $61.7 million for the three months ended July 31, 2016 and 2017, and $123.3 million and $124.1 million for the six months ended July 31, 2016 and 2017.

Since our founding, we have invested heavily in growing our business. Our headcount increased from over 1,700 employees as of January 31, 2017, and to over 1,900 employees as of July 31, 2017. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, our international operations are relatively new and we have limited experience operating in foreign jurisdictions. Our revenue generated from customers outside of the United States was 23% of our total revenue for both the year ended January 31, 2017 and the six months ended July 31, 2017.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
Recent Development
On August 22, 2017, Scott Dietzen resigned from his position as chief executive officer and was appointed as the chairman of our board of directors. On August 22, 2017, our board of directors appointed Charles H. Giancarlo, as the new chief executive officer and a member on our board of directors, effective immediately.
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
Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented over 10% of revenue for the six months ended July 31, 2016. One channel partner represented over 10% of revenue for the six months ended July 31, 2017.
Our business model enables customers to broadly adopt flash for a wide variety of workloads in their data center, with some of our most innovative customers adopting all-flash data centers. We do not charge separately for software, meaning that when a customer buys a FlashArray or FlashBlade, all software functionality is included in the base purchase price, and the customer is entitled to updates and new features as long as the customer maintains an active maintenance and support agreement. Product revenue is recognized at the time title and risk of loss have transferred. Support revenue is recognized ratably over the term of the related maintenance and support agreement, generally ranging from 1 to 6 years. By keeping our business model simple and efficient, we allow customers to buy more products and expand their footprint more easily while allowing us to reduce our sales and marketing costs.
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
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. Of all the customers that have been with us for at least 12 months as of July 31, 2017, our top 25 customers on average spent approximately $12 on new product purchases for every $1 of initial product purchase, in the first 18 months following their initial purchase.
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
We provide our support services pursuant to maintenance and support agreements, which involve customer support, hardware maintenance and software upgrades for a period of generally 1 to 6 years. We recognize revenue from maintenance and support agreements ratably over the contractual service period. We expect our support revenue to increase as we add new customers and our existing customers renew maintenance and support agreements.
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes freight, allocated overhead costs and inventory write-offs. Allocated overhead costs consist of certain employee benefits and facilities related costs. We expect our cost of product revenue to increase in absolute dollars, as our product revenue increases.
Cost of support revenue includes personnel costs associated with our customer support organization and allocated overhead costs. Cost of support revenue also includes parts replacement costs. We expect our cost of support revenue to increase in absolute dollars, as our support revenue increases.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for certain employee benefits and facilities related costs.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
	(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product	$130,920	$175,013	$242,658	$313,438
Support	32,294	49,448	60,503	93,654
Total revenue	163,214	224,461	303,161	407,092
Cost of revenue:
Product (1)	42,847	57,252	76,893	103,897
Support (1)	14,000	19,199	26,934	36,102
Total cost of revenue	56,847	76,451	103,827	139,999
Gross profit	106,367	148,010	199,334	267,093
Operating expenses:
Research and development (1)	58,635	69,361	111,573	134,789
Sales and marketing (1)	87,583	120,633	170,681	217,597
General and administrative (1)	19,630	22,162	41,211	42,258
Total operating expenses	165,848	212,156	323,465	394,644
Loss from operations	(59,481)	(64,146)	(124,131)	(127,551)
Other income, net	37	3,266	1,319	5,261
Loss before provision for income taxes	(59,444)	(60,880)	(122,812)	(122,290)
Provision for income taxes	106	821	526	1,785
Net loss	$(59,550)	$(61,701)	$(123,338)	$(124,075)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
	(unaudited)
Cost of revenue—product	$181	$358	$287	$755
Cost of revenue—support	1,712	2,245	2,804	4,019
Research and development	13,976	17,971	25,634	33,559
Sales and marketing	8,732	11,439	16,251	22,065
General and administrative	3,295	4,825	5,918	8,659
Total stock-based compensation expense	$27,896	$36,838	$50,894	$69,057

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
	(unaudited)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	80%	78%	80%	77%
Support	20	22	20	23
Total revenue	100	100	100	100
Cost of revenue:
Product	26	25	25	25
Support	9	9	9	9
Total cost of revenue	35	34	34	34
Gross profit	65	66	66	66
Operating expenses:
Research and development	36	31	37	33
Sales and marketing	54	54	56	54
General and administrative	12	10	14	10
Total operating expenses	102	95	107	97
Loss from operations	(37)	(29)	(41)	(31)
Other income (expense), net	—	2	—	1
Loss before provision for income taxes	(37)	(27)	(41)	(30)
Provision for income taxes	—	—	—	—
Net loss	(37)%	(27)%	(41)%	(30)%

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
Product revenue	$130,920	$175,013	$44,093	34%	$242,658	$313,438	$70,780	29%
Support revenue	32,294	49,448	17,154	53%	60,503	93,654	33,151	55%
Total revenue	$163,214	$224,461	$61,247	38%	$303,161	$407,092	$103,931	34%

Total revenue increased by $61.2 million, or 38%, during the three months ended July 31, 2017 compared to the three months ended July 31, 2016 and increased by $103.9 million, or 34%, during the six months ended July 31, 2017 compared to the six months ended July 31, 2016. The increase in product revenue was primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 2,300 as of July 31, 2016 to over 3,700 as of July 31, 2017. The increase in support revenue was driven primarily by an increase in maintenance and support agreements sold with increased product sales, as well as increased recognition of deferred support revenue.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
Product cost of revenue	$42,847	$57,252	$14,405	34%	$76,893	$103,897	$27,004	35%
Support cost of revenue	14,000	19,199	5,199	37%	26,934	36,102	9,168	34%
Total cost of revenue	$56,847	$76,451	$19,604	34%	$103,827	$139,999	$36,172	35%
Product gross margin	67%	67%			68%	67%
Support gross margin	57%	61%			55%	61%
Total gross margin	65%	66%			66%	66%

Cost of revenue increased by $19.6 million, or 34%, during the three months ended July 31, 2017 compared to the three months ended July 31, 2016 and increased by $36.2 million, or 35%, during the six months ended July 31, 2017 compared to the six months ended July 31, 2016. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support cost of revenue was primarily attributable to costs in our customer support organization as we continue to expand. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement associated with a higher number of maintenance and support agreements. Total headcount in these functions increased 50% from July 31, 2016 to July 31, 2017.
Total gross margin increased from 65% during the three months ended July 31, 2016 to 66% during the three months ended July 31, 2017, and remained constant at 66% during the six months ended July 31, 2016 and 2017. Product gross margin decreased 1 point from the six months ended July 31, 2016 to the six months ended July 31, 2017, primarily driven by both pricing and product mix dynamics including the introduction of our FlashBlade products. Support gross margin increased 4 and 6 points from the three and six months ended July 31, 2016 to the three and six months ended July 31, 2017, primarily attributed to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as operational efficiencies in our support organization.
Operating Expenses
Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
Research and development	$58,635	$69,361	$10,726	18%	$111,573	$134,789	$23,216	21%

Research and development expense increased by $10.7 million, or 18%, during the three months ended July 31, 2017 compared to the three months ended July 31, 2016, as we continued to develop new and enhanced product offerings including our FlashBlade and FlashArray//X products. The increase was primarily driven by an increase of $8.3 million in salary and related costs, including an increase of $4.0 million in stock-based compensation expense, as headcount increased by 7% from July 31, 2016 to July 31, 2017. The remainder of the increase was primarily attributable to $1.7 million in depreciation expense on our test equipment.

Research and development expense increased by $23.2 million, or 21%, during the six months ended July 31, 2017 compared to the six months ended July 31, 2016, as we continued to develop new and enhanced product offerings including our FlashBlade and FlashArray//X products. The increase was primarily driven by an increase of $19.2 million in salary and related costs, including an increase of $7.9 million in stock-based compensation expense, as headcount increased by 7% from July 31, 2016 to July 31, 2017. The remainder of the increase was primarily attributable to $4.2 million in depreciation expense on our test equipment.
Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
Sales and marketing	$87,583	$120,633	$33,050	38%	$170,681	$217,597	$46,916	27%

Sales and marketing expense increased by $33.1 million, or 38%, during the three months ended July 31, 2017 compared to the three months ended July 31, 2016, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $19.2 million in salary and related costs, including an increase of $5.9 million in sales commission expense and an increase of $2.7 million in stock-based compensation expense, as headcount increased by 20% from July 31, 2016 to July 31, 2017. The remainder of the increase was primarily attributable to $8.1 million in sales conferences, marketing and brand awareness program costs, including expenses related to our annual Pure //Accelerate conference in June 2017, $2.0 million in allocated overhead costs, $1.8 million in travel and related costs and $1.4 million in outside services costs.

Sales and marketing expense increased by $46.9 million, or 27%, during the six months ended July 31, 2017 compared to the six months ended July 31, 2016, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by an increase of $33.3 million in salary and related costs, including an increase of $8.7 million in sales commission expense and an increase of $5.8 million in stock-based compensation expense, as headcount increased by 20% from July 31, 2016 to July 31, 2017. The remainder of the increase was primarily attributable to $4.5 million in sales conference, marketing and brand awareness program costs, including expenses related to our annual Pure //Accelerate conference in June 2017, $3.6 million in allocated overhead costs, $3.0 million in outside services costs, and $1.8 million in travel and related costs.
General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
General and administrative	$19,630	$22,162	$2,532	13%	$41,211	$42,258	$1,047	3%

General and administrative expense increased by $2.5 million, or 13%, during the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase was primarily due to a $3.4 million increase in salary and related costs, including an increase of $1.5 million in stock-based compensation expense, as we increased our general and administrative headcount by 30% from July 31, 2016 to July 31, 2017, which was partially offset by a $1.1 million decrease in legal and other fees.

General and administrative expense increased by $1.0 million, or 3%, during the six months ended July 31, 2017 compared to the six months ended July 31, 2016. The increase was primarily due to a $6.5 million increase in salary and related costs, including an increase of $2.7 million in stock-based compensation expense as we increased our general and administrative headcount by 30% from July 31, 2016 to July 31, 2017, a $2.6 million increase in consulting, accounting and audit fees, and a $1.0 million increase in office and related costs, partially offset by a $8.4 million decrease in legal and other fees.

Other Income, Net

	Three Months Ended July 31,		Change	Six Months Ended July 31,		Change
	2016	2017		2016	2017
	(dollars in thousands, unaudited)
Other income, net	$37	$3,266	$3,229	$1,319	$5,261	$3,942

The increases in other income, net during the three and six months ended July 31, 2017 compared to the three and six months ended July 31, 2016 were driven by increases in net gains from foreign currency transactions and increases in interest income earned on our cash, cash equivalents and marketable securities.
Provision for Income Taxes

	Three Months Ended July 31,		Change	Six Months Ended July 31,		Change
	2016	2017		2016	2017
	(dollars in thousands, unaudited)
Provision for income taxes	$106	$821	$715	$526	$1,785	$1,259

The increase in provision for income taxes during the six months ended July 31, 2017 compared to the six months ended July 31, 2016 was driven by less excess tax benefit related to our employee stock-based activities.

Liquidity and Capital Resources
As of July 31, 2017, we had cash, cash equivalents and marketable securities of $523.0 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $926.6 million. We expect to continue to incur operating losses and negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
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
As of January 31, 2017 and July 31, 2017, we had letters of credit in the aggregate amount of $7.7 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through June 2024.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Six Months Ended July 31,
	2016	2017
Net cash used in operating activities	$(4,557)	$(14,492)
Net cash used in investing activities	$(415,815)	$(18,248)
Net cash provided by financing activities	$21,448	$20,959

Operating Activities
Net cash used in operating activities during the six months ended July 31, 2017 was $14.5 million, which resulted primarily from a net loss of $124.1 million, partially offset by non-cash charges for stock-based compensation expense of $69.1 million, depreciation and amortization of $30.0 million, and net cash inflows of $9.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $24.5 million increase in deferred revenue, partially offset by a $10.5 million increase in inventory and a $4.6 million increase in deferred commission. The increases in deferred revenue and deferred commission were primarily due to new sales order growth during the six months ended July 31, 2017. The increase in inventory was primarily as a result of increased purchases to manage component costs and availability to meet higher demand for our products.

Net cash provided by operating activities during the six months ended July 31, 2016 was $4.6 million, which resulted from a net loss of $123.3 million, partially offset by non-cash charges for stock-based compensation expense of $50.9 million, $22.3 million for depreciation and amortization and net cash inflows of $45.1 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $41.1 million increase in deferred revenue, a $8.7 million increase in accrued compensation and other liabilities, a $6.6 million decrease in accounts receivable and a decrease in deferred commissions of $1.9 million, partially offset by a $10.0 million decrease in accounts payable and a $2.4 million increase in inventory. The increase in deferred revenue was primarily due to new sales order growth during the six months ended July 31, 2016. The decreases in accounts receivable and accounts payable and the increase in accrued compensation and other liabilities were primarily attributable to the timing of collections and payments.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2017 of $18.2 million resulted from capital expenditures of $30.1 million, partially offset by net sales and maturities of marketable securities of $11.9 million.
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
Financing Activities
Net cash provided by financing activities during the six months ended July 31, 2017 of $21.0 million was primarily attributed to $14.2 million in proceeds from issuance of common stock under employee stock purchase plan (ESPP) and $6.8 million in proceeds from the exercise of stock options.
Net cash provided by financing activities during the six months ended July 31, 2016 of $21.4 million during the six months ended July 31, 2016 was primarily due to $15.1 million in proceeds from issuance of common stock under ESPP and $6.4 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments

During the six months ended July 31, 2017, we extended the lease term of an existing office facility with total additional lease obligations of approximately $2.0 million with the lease expiring through March 2019.

In August 2017, we entered into a seven-year term operating lease for approximately 45,831 square feet of office space in Mountain View, California with a total base rent obligation of $31.6 million. In connection with the lease, we have issued a letter of credit of $2.6 million.

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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of July 31, 2017, we had cash, cash equivalents and marketable securities of $523.0 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $3.6 million as of July 31, 2017.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at July 31, 2017 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $6.7 million as of July 31, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of July 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and may experience significant growth in future periods. For example, from January 31, 2016 to January 31, 2017, our headcount increased from over 1,300 to over 1,700 employees, and to over 1,900 employees as of July 31, 2017. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

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
We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing heavily in our business and this may put pressure on near-term profitability.
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
We have not achieved profitability for any year since our inception. We incurred a net loss of $245.1 million for the year ended January 31, 2017 and $124.1 million for the six months ended July 31, 2017, and we had an accumulated deficit of $802.5 million as of January 31, 2017 and $926.6 million as of July 31, 2017. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the cost expectations of our customers, which is a complex and uncertain process. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete or less competitive. As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products. For example, we started initial shipments of our new FlashBlade products for direct availability in July 2016 and for general availability in January 2017 and started initial shipments of new FlashArray//X products for direct availability in April 2017. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet the needs of our customers in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. Over the last six quarters, our quarterly gross margins ranged from 65% to 66%. Our gross margins may fluctuate and may be affected by a variety of factors, including:

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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 700 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable in actions against alleged infringers. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $19.74, through August 25, 2017. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On June 20, 2017, we held our annual meeting of stockholders (the Annual Meeting). At the Annual Meeting, our stockholders voted on five proposals, as described in the definitive proxy statement filed with the U.S. Securities and Exchange Commission on May 8, 2017. As disclosed in a Form 8-K filed on June 23, 2017, our stockholders approved, on an advisory basis, the frequency of future stockholder advisory votes on our executive compensation of “One Year.”  In August 2017, based on the voting results and in consideration of the appropriate voting frequency at this time, our board of directors resolved that the company will hold an advisory vote on the compensation of our named executive officers every year.
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

PURE STORAGE, INC.

Date:	September 5, 2017	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 5, 2017	By:	/s/ TIMOTHY RIITTERS
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