Form 10-Q
period 2017-10-31
Pure Storage, Inc.
filed 2017-12-08
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2017 the registrant had 112,788,614 shares of its Class A common stock outstanding and 103,994,591 shares of its Class B common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2017	As of October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$183,675	$182,039
Marketable securities	362,986	369,337
Accounts receivable, net of allowance of $2,000 and $2,073 as of January 31, 2017 and October 31, 2017	168,978	202,006
Inventory	23,498	37,208
Deferred commissions, current	15,787	20,187
Prepaid expenses and other current assets	25,157	24,522
Total current assets	780,081	835,299
Property and equipment, net	81,695	84,264
Intangible assets, net	6,560	5,432
Deferred income taxes, non-current	844	965
Other assets, non-current	30,565	36,596
Total assets	$899,745	$962,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,719	$66,664
Accrued compensation and benefits	39,252	50,077
Accrued expenses and other liabilities	21,697	24,945
Deferred revenue, current	158,095	183,889
Liability related to early exercised stock options	1,362	568
Total current liabilities	273,125	326,143
Deferred revenue, non-current	145,031	173,641
Other liabilities, non-current	3,159	3,651
Total liabilities	421,315	503,435
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2017 and October 31, 2017; no shares issued and outstanding as of January 31, 2017 and October 31, 2017	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2017 and October 31, 2017; 204,364 (Class A 87,027, Class B 117,337) and 216,016 (Class A 109,178, Class B 106,838) shares issued and outstanding as of January 31, 2017 and October 31, 2017	20	20
Additional paid-in capital	1,281,452	1,428,024
Accumulated other comprehensive loss	(562)	(719)
Accumulated deficit	(802,480)	(968,204)
Total stockholders’ equity	478,430	459,121
Total liabilities and stockholders’ equity	$899,745	$962,556

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Revenue:
Product	$160,523	$223,196	$403,181	$536,634
Support	36,433	54,478	96,936	148,132
Total revenue	196,956	277,674	500,117	684,766
Cost of revenue:
Product	54,725	75,392	131,618	179,289
Support	14,597	20,467	41,531	56,569
Total cost of revenue	69,322	95,859	173,149	235,858
Gross profit	127,634	181,815	326,968	448,908
Operating expenses:
Research and development	61,612	68,927	173,185	203,716
Sales and marketing	91,392	129,299	262,073	346,896
General and administrative	22,810	25,406	64,021	67,664
Legal settlement	30,000	—	30,000	—
Total operating expenses	205,814	223,632	529,279	618,276
Loss from operations	(78,180)	(41,817)	(202,311)	(169,368)
Other income (expense), net	(192)	1,138	1,127	6,399
Loss before provision for income taxes	(78,372)	(40,679)	(201,184)	(162,969)
Provision for income taxes	441	970	967	2,755
Net loss	$(78,813)	$(41,649)	$(202,151)	$(165,724)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.20)	$(1.05)	$(0.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	195,807	213,274	192,637	209,456

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Net loss	$(78,813)	$(41,649)	$(202,151)	$(165,724)
Other comprehensive income (loss):
Change in unrealized net gain (loss) on available-for-sale securities	(554)	(439)	298	(157)
Comprehensive loss	$(79,367)	$(42,088)	$(201,853)	$(165,881)

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,151)	$(165,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,978	45,525
Stock-based compensation expense	79,129	107,920
Other	1,051	879
Changes in operating assets and liabilities:
Accounts receivable, net	(38,186)	(33,630)
Inventory	(189)	(14,314)
Deferred commissions	1,844	(7,629)
Prepaid expenses and other current assets	39	(112)
Accounts payable	3,639	11,808
Accrued compensation and other liabilities	6,786	14,629
Deferred revenue	60,180	54,404
Net cash provided by (used in) operating activities	(51,880)	13,756
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(64,602)	(44,351)
Purchase of intangible assets	(1,000)	—
Purchases of marketable securities	(483,558)	(151,998)
Sales of marketable securities	79,815	46,067
Maturities of marketable securities	38,213	99,021
Net increase in restricted cash	(5,600)	(2,029)
Net cash used in investing activities	(436,732)	(53,290)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	10,725	15,761
Proceeds from issuance of common stock under employee stock purchase plan	25,606	22,137
Net cash provided by financing activities	36,331	37,898
Net decrease in cash and cash equivalents	(452,281)	(1,636)
Cash and cash equivalents, beginning of period	604,742	183,675
Cash and cash equivalents, end of period	$152,461	$182,039
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,510	$2,410
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$5,956	$9,831
Vesting of early exercised stock options	$794	$794

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
Restricted Cash
Restricted cash is comprised of cash collateral for a corporate credit card program and letters of credit related to our facility leases. As of January 31, 2017 and October 31, 2017, we had restricted cash of $12.7 million and $14.8 million, which was included in other assets, non-current, in the condensed consolidated balance sheets.
Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, in other comprehensive income (loss), which is reflected

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

as a component of stockholders’ equity. We evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined on the specific identification method. To date, there have been no declines in value deemed to be other than temporary in any of our securities. Realized gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations.
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
As of January 31, 2017 and October 31, 2017, we recorded deferred commissions, current, of $15.8 million and $20.2 million, and deferred commissions, non-current, of $14.9 million and $18.2 million, in other assets, non-current, in the condensed consolidated balance sheets. We recognized sales commission expenses of $21.6 million and $38.3 million during the three months ended October 31, 2016 and 2017, and $58.8 million and $84.3 million during the nine months October 31, 2016 and 2017.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date for ASU 2014-09 by one year. The new standard will be effective for us beginning on February 1, 2018. This standard may be adopted using either the full or modified retrospective methods. We anticipate adopting the standard retrospectively to all prior periods presented. While we are in the final stage of evaluating the impact of the new standard on our accounting policies, processes, and system requirements, and have assigned internal and external resources to assist in our evaluation and system implementation, we believe the impact on our consolidated financial statements upon the adoption of this standard will be primarily an increase in revenue, a decrease in deferred revenue balance, a decrease in sales and marketing expenses and an increase in deferred commissions balance. The impact to revenue and deferred revenue balance is primarily attributable to the removal of current limitation on contingent revenue accelerating revenue recognition for certain contracts. The impact to sales and marketing expenses and deferred commissions balance is primarily attributable to a change in current amortization period from contract term to expected customer life as required by the new standard.  Additionally, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective for us beginning on February 1, 2020 with early adoption permitted on or after February 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
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

Note 3. Financial Instruments
Fair Value Measurements
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We define fair value as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2017 and October 31, 2017 (in thousands):

	As of January 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$12,734	$—	$—	$12,734
Level 2
U.S. government treasury notes	148,298	22	(289)	148,031	13,226	134,805	—
U.S. government agencies	40,398	2	(159)	40,241	—	40,241	—
Corporate debt securities	185,701	242	(379)	185,564	—	185,564	—
Foreign government bonds	2,377	2	(3)	2,376	—	2,376	—
Total	$376,774	$268	$(830)	$388,946	$13,226	$362,986	$12,734

	As of October 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$14,763	$—	$—	$14,763
Level 2
U.S. government treasury notes	144,297	6	(419)	143,884	6,374	137,510	—
U.S. government agencies	44,517	—	(205)	44,312	—	44,312	—
Corporate debt securities	187,616	209	(310)	187,515	—	187,515	—
Total	$376,430	$215	$(934)	$390,474	$6,374	$369,337	$14,763

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of October 31, 2017
	Amortized Cost	Fair Value
Due within one year	$173,537	$173,413
Due in one to five years	196,519	195,924
Total	$370,056	$369,337

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our marketable securities as of October 31, 2017 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss as of October 31, 2017, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$122,530	$(381)	$3,965	$(38)	$126,495	$(419)
U.S. government agencies	31,914	(106)	12,398	(99)	44,312	(205)
Corporate debt securities	81,288	(168)	24,941	(142)	106,229	(310)
Total	$235,732	$(655)	$41,304	$(279)	$277,036	$(934)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2017	As of October 31, 2017
Raw materials	$3,003	$5,926
Finished goods	20,495	31,282
Inventory	$23,498	$37,208

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2017	As of October 31, 2017
Test equipment	$105,955	$135,497
Computer equipment and software	54,521	66,270
Furniture and fixtures	4,494	5,337
Leasehold improvements	10,332	13,815
Total property and equipment	175,302	220,919
Less: accumulated depreciation and amortization	(93,607)	(136,655)
Property and equipment, net	$81,695	$84,264

Depreciation and amortization expense was $13.2 million and $15.2 million for the three months ended October 31, 2016 and 2017, and $34.9 million and $44.4 million for the nine months ended October 31, 2016 and 2017.
Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	As of January 31, 2017	As of October 31, 2017
Technology patents	$10,125	$10,125
Accumulated amortization	(3,565)	(4,693)
Intangible assets, net	$6,560	$5,432

Intangible assets amortization expense was $376,000 for three months ended October 31, 2016 and 2017, and $1.0 million and $1.1 million for the nine months ended October 31, 2016 and 2017. The weighted-average remaining useful life of technology patents is 3.6 years. Due to the defensive nature of these patents, the amortization expense is included in general and administrative expenses in the condensed consolidated statements of operations.
As of October 31, 2017, expected amortization expense for intangible assets for each of the next five years is as follows (in thousands):

Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2018	$376
2019	1,504
2020	1,504
2021	1,504
2022	544
Total	$5,432

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2017	As of October 31, 2017
Sales and use tax payable	$540	$1,256
Accrued professional fees	1,765	1,430
Accrued marketing	6,718	8,899
Accrued travel and entertainment expenses	2,235	4,112
Income tax payable	1,135	1,620
Other accrued liabilities	9,304	7,628
Total accrued expenses and other liabilities	$21,697	$24,945

Note 5. Commitments and Contingencies

Operating Leases

During the nine months ended October 31, 2017, we extended the lease term of an existing office facility with total additional lease obligations of approximately $2.0 million with the lease expiring through March 2019. Additionally, in August 2017, we entered into a seven-year term operating lease for approximately 45,831 square feet of office space in Mountain View, California with a total rent obligation and management fees of $32.2 million.
Letters of Credit
In connection with the lease executed in August 2017, we issued a letter of credit of $2.6 million. As of January 31, 2017 and October 31, 2017, we had outstanding letters of credit in the aggregate amount of $7.7 million and $9.6 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through August 2026.
Legal Matters
In September 2016, a purported securities class action entitled Ramsay v. Pure Storage, Inc., et al. was filed in the Superior Court of the State of California (San Mateo County) against us and certain of our officers, directors, investors and underwriters for our initial public offering (IPO), asserting claims under sections 11, 12 and 15 of the Securities Act. Substantially identical lawsuits were subsequently filed in the same Court, bringing the same claims against the same defendants. In October 2016, these actions were consolidated under the caption In re Pure Storage, Inc. Shareholder Litigation. In January 2017 and May 2017, the defendants filed demurrers (motions to dismiss) to plaintiffs' complaints on the grounds that the plaintiffs failed to state a claim under the Securities Act, and both times, in April 2017 and August 2017, the Court sustained the demurrers in defendants' favor as to all claims with leave to amend. The plaintiffs subsequently agreed to dismiss the lawsuit entirely, with no amendment or appeal, and in October 2017, the Court dismissed the consolidated action without prejudice.
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of October 31, 2017.
Indemnification
Our arrangements generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights. Other guarantees or indemnification

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 6. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of October 31, 2017, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2017, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of October 31, 2017, 109,177,866 shares of Class A common stock were issued and outstanding and 106,837,859 shares of Class B common stock were issued and outstanding.

Note 7. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (the 2009 Plan) and the 2015 Equity Incentive Plan (the 2015 Plan). In August 2015, our board of directors adopted, and in September 2015 our stockholders approved, the 2015 Plan, which became effective in connection with our initial public offering (IPO) and serves as the successor to the 2009 Plan. The 2015 Plan provides for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. We ceased grants of new awards under the 2009 Plan after the effective date of the 2015 Plan, and no new grants will be made from the 2009 Plan. Outstanding awards granted under the 2009 Plan will remain subject to the terms of the 2009 Plan and applicable award agreements, until such outstanding awards that are stock options are exercised, terminated or expired by their terms.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
We recognized stock-based compensation expense related to our 2015 ESPP of $4.8 million and $4.7 million during the three months ended October 31, 2016 and 2017, and $13.4 million and $12.6 million during the nine months ended October 31, 2016 and 2017. As of October 31, 2017, there was $32.2 million of unrecognized stock-based compensation expense related to our 2015 ESPP which is expected to be recognized over a weighted-average period of approximately 1.4 years.
Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	56,840,189	$7.15	7.0	$315,502
Options granted	1,000,000	14.92
Options exercised	(5,502,179)	2.86
Options forfeited/cancelled	(2,362,891)	14.41
Balance as of October 31, 2017	49,975,119	$7.43	6.4	$457,252
Vested and exercisable as of October 31, 2017	30,500,061	$4.84	5.9	$355,871

The aggregate intrinsic value of options vested and exercisable as of October 31, 2017 is calculated based on the difference between the exercise price and the closing price of $16.43 of our Class A common stock on October 31, 2017.

The weighted average fair value of the options granted during the nine months ended October 31, 2017 was $5.58.
As of October 31, 2017, total unrecognized employee compensation cost related to outstanding options was $89.3 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested Balance as of January 31, 2017	8,783,024	$13.06	$99,863
Granted	14,315,164	11.65
Vested	(3,627,367)	12.33
Forfeited	(1,292,330)	11.75
Unvested Balance as of October 31, 2017	18,178,491	$12.21	$298,674

As of October 31, 2017, total unrecognized employee compensation cost related to unvested restricted stock units was $191.6 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

In March 2017, we granted 750,000 performance stock units (net of 77,000 canceled units during the nine months ended October 31, 2017) with both performance and service vesting conditions payable in common shares from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. In August 2017, we granted 464,744 performance stock units with both performance and service vesting conditions payable in common shares from 0% to 120% of the target number granted, contingent upon the degree to which the performance condition is met.

For the performance stock units granted in March 2017, management determined it is probable that the performance condition will be satisfied and accordingly, we began recognizing stock-based compensation expense during the three months ended April 30, 2017. Stock-based compensation expense for these performance stock units was $1.3 million and $2.9 million for the three and nine months ended October 31, 2017, recognized on an accelerated attribution method.

The performance condition for the performance stock units granted in August 2017 will be determined at a future date and accordingly, there is no grant date for these awards from an accounting perspective and grant date fair value is not considered in the calculation of weighted-average grant date fair value in the table above. No stock-based compensation expense was recognized for these performance awards in the three and nine months ended October 31, 2017.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Cost of revenue—product	$138	$143	$425	$898
Cost of revenue—support	1,178	2,422	3,982	6,441
Research and development	15,241	18,073	40,875	51,632
Sales and marketing	8,468	12,104	24,719	34,169
General and administrative	3,210	6,121	9,128	14,780
Total stock-based compensation expense	$28,235	$38,863	$79,129	$107,920

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Net loss	$(78,813)	$(41,649)	$(202,151)	$(165,724)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	195,807	213,274	192,637	209,456
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.20)	$(1.05)	$(0.79)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Stock options to purchase common stock	62,874	51,685	65,594	53,786
Restricted stock units	6,342	17,201	4,155	14,913
Early exercised stock options	2,246	196	2,451	287
Employee stock purchase plan	434	585	434	585
Total	71,896	69,667	72,634	69,571

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
As of October 31, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2017.

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
The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
United States	$152,134	$192,977	$385,464	$504,937
Rest of the world	44,822	84,697	114,653	179,829
Total revenue	$196,956	$277,674	$500,117	$684,766

Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2017	As of October 31, 2017
United States	$78,692	$80,387
Rest of the world	3,003	3,877
Total long-lived assets	$81,695	$84,264

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
Since launching in May 2012, our customer base has grown to over 4,000 customers, including over 25% of the Fortune 500. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail, automobile, and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented 10% or more of revenue in the three and nine months ended October 31, 2016 and 2017. One channel partner represented 10% or more of revenue in the three and nine months ended October 31, 2017.
We have grown rapidly in recent periods, with revenue for the three months ended October 31, 2016 and 2017 of $197.0 million and $277.7 million, representing year-over-year growth of 41%. For the nine months ended October 31, 2016 and 2017, our revenue was $500.1 million and $684.8 million, representing year-over-year revenue growth rate of 37%. We expect that our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $78.8 million and $41.6 million for the three months ended October 31, 2016 and 2017, and $202.2 million and $165.7 million for the nine months ended October 31, 2016 and 2017.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 1,700 employees as of January 31, 2017, and to over 2,000 employees as of October 31, 2017. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.

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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. However, our international operations are relatively new and we have limited experience operating in foreign jurisdictions. Our revenue generated from customers outside of the United States was 23% of our total revenue for the year ended January 31, 2017 and 26% for the nine months ended October 31, 2017.
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
In April 2017, we launched FlashArray//X, our first all-NVMe, enterprise-class all-flash array, on directed basis. FlashArray//X became generally available in September 2017.
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
Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. One channel partner represented 10% or more of revenue for the nine months ended October 31, 2016 and 2017.
Our business model enables customers to broadly adopt flash for a wide variety of workloads in their data centers, with some of our most innovative customers adopting all-flash data centers. We do not charge separately for software, meaning that when a customer buys a FlashArray or FlashBlade, all software functionality is included in the base purchase price, and the customer is entitled to updates and new features as long as the customer maintains an active maintenance and support agreement. Product revenue is recognized at the time title and risk of loss have transferred. Support revenue is recognized ratably over the term of the related maintenance and support agreement, generally ranging from 1 to 6 years. By keeping our business model simple and efficient, we allow customers to buy more products and expand their footprint more easily while allowing us to reduce our sales and marketing costs.
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
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. Of all the customers that have been with us for at least 12 months as of October 31, 2017, our top 25 customers on average spent approximately $11 on new product purchases for every $1 of initial product purchase, in the first 18 months following their initial purchase.
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
Research and Development. Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expense to increase in absolute dollars and it may decrease as a percentage of revenue, as we continue to invest in new and existing products and build upon our technology leadership.
Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses, as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars and decrease as a percentage of revenue, as we expand our sales force and increase our marketing resources, expand into new markets and further develop our channel program.
General and Administrative. General and administrative expense consists primarily of compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars and it may decrease as a percentage of revenue, as we continue to invest in the growth of our business.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
	(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product	$160,523	$223,196	$403,181	$536,634
Support	36,433	54,478	96,936	148,132
Total revenue	196,956	277,674	500,117	684,766
Cost of revenue:
Product (1)	54,725	75,392	131,618	179,289
Support (1)	14,597	20,467	41,531	56,569
Total cost of revenue	69,322	95,859	173,149	235,858
Gross profit	127,634	181,815	326,968	448,908
Operating expenses:
Research and development (1)	61,612	68,927	173,185	203,716
Sales and marketing (1)	91,392	129,299	262,073	346,896
General and administrative (1)	22,810	25,406	64,021	67,664
Legal settlement	30,000	—	30,000	—
Total operating expenses	205,814	223,632	529,279	618,276
Loss from operations	(78,180)	(41,817)	(202,311)	(169,368)
Other income (expense), net	(192)	1,138	1,127	6,399
Loss before provision for income taxes	(78,372)	(40,679)	(201,184)	(162,969)
Provision for income taxes	441	970	967	2,755
Net loss	$(78,813)	$(41,649)	$(202,151)	$(165,724)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
	(unaudited)
Cost of revenue—product	$138	$143	$425	$898
Cost of revenue—support	1,178	2,422	3,982	6,441
Research and development	15,241	18,073	40,875	51,632
Sales and marketing	8,468	12,104	24,719	34,169
General and administrative	3,210	6,121	9,128	14,780
Total stock-based compensation expense	$28,235	$38,863	$79,129	$107,920

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
	(unaudited)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	81.5%	80.4%	80.6%	78.4%
Support	18.5	19.6	19.4	21.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	27.8	27.1	26.3	26.1
Support	7.4	7.4	8.3	8.3
Total cost of revenue	35.2	34.5	34.6	34.4
Gross profit	64.8	65.5	65.4	65.6
Operating expenses:
Research and development	31.3	24.8	34.7	29.7
Sales and marketing	46.4	46.6	52.4	50.7
General and administrative	11.6	9.2	12.8	9.9
Legal settlement	15.2	—	6.0	—
Total operating expenses	104.5	80.6	105.9	90.3
Loss from operations	(39.7)	(15.1)	(40.5)	(24.7)
Other income (expense), net	(0.1)	0.5	0.3	0.9
Loss before provision for income taxes	(39.8)	(14.6)	(40.2)	(23.8)
Provision for income taxes	0.2	0.4	0.2	0.4
Net loss	(40.0)%	(15.0)%	(40.4)%	(24.2)%

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
Product revenue	$160,523	$223,196	$62,673	39%	$403,181	$536,634	$133,453	33%
Support revenue	36,433	54,478	18,045	50%	96,936	148,132	51,196	53%
Total revenue	$196,956	$277,674	$80,718	41%	$500,117	$684,766	$184,649	37%

Total revenue increased by $80.7 million, or 41%, during the three months ended October 31, 2017 compared to the three months ended October 31, 2016 and increased by $184.6 million, or 37%, during the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The increase in product revenue was primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 2,600 as of October 31, 2016 to over 4,000 as of October 31, 2017. The increase in support revenue was primarily driven by an increase in maintenance and support agreements sold with increased product sales, as well as increased recognition of deferred support revenue contracts.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
Product cost of revenue	$54,725	$75,392	$20,667	38%	$131,618	$179,289	$47,671	36%
Support cost of revenue	14,597	20,467	5,870	40%	41,531	56,569	15,038	36%
Total cost of revenue	$69,322	$95,859	$26,537	38%	$173,149	$235,858	$62,709	36%
Product gross margin	65.9%	66.2%			67.4%	66.6%
Support gross margin	59.9%	62.4%			57.2%	61.8%
Total gross margin	64.8%	65.5%			65.4%	65.6%

Cost of revenue increased by $26.5 million, or 38%, during the three months ended October 31, 2017 compared to the three months ended October 31, 2016 and increased by $62.7 million, or 36%, during the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support cost of revenue was primarily attributable to costs in our customer support organization as we continue to expand globally. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement associated with a higher number of maintenance and support agreements. Total headcount in these functions increased 42% from October 31, 2016 to October 31, 2017.
Total gross margin increased from 64.8% in the three months ended October 31, 2016 to 65.5% in the three months ended October 31, 2017 and increased from 65.4% in the nine months ended October 31, 2016 to 65.6% in the nine months ended October 31, 2017. Product gross margin was relatively consistent at 65.9% in the three months ended October 31, 2016 and at 66.2% in the three months ended October 31, 2017. Product gross margin decreased from 67.4% in the nine months ended October 31, 2016 to 66.6% in the nine months ended October 31, 2017, primarily driven by both pricing and product mix dynamics including our FlashBlade products. Support gross margin increased from 59.9% to 62.4% during the three months ended October 31, 2017 and from 57.2% to 61.8% during the nine months ended October 31, 2017, primarily attributed to increased recognition of deferred support revenue resulting from our expanding customer base and our continued efforts at driving operational efficiencies in our support organization.
Operating Expenses
Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
Research and development	$61,612	$68,927	$7,315	12%	$173,185	$203,716	$30,531	18%

Research and development expense increased by $7.3 million, or 12%, during the three months ended October 31, 2017 compared to the three months ended October 31, 2016, as we continued to develop new and enhanced product offerings including our FlashBlade and FlashArray//X products. The increase was primarily driven by a $7.9 million increase in employee compensation and related costs, including a $2.8 million increase in stock-based compensation expense, as headcount increased 15% from October 31, 2016 to October 31, 2017.

Research and development expense increased by $30.5 million, or 18%, during the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016, as we continued to develop new and enhanced product offerings including our FlashBlade and FlashArray//X products. The increase was primarily driven by a $27.7 million increase in employee compensation and related costs, including a $10.8 million increase in stock-based compensation expense, as headcount increased 15% from October 31, 2016 to October 31, 2017. The remainder of the increase was primarily attributable to a $4.9 million increase in depreciation expense on our test equipment.
Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
Sales and marketing	$91,392	$129,299	$37,907	41%	$262,073	$346,896	$84,823	32%

Sales and marketing expense increased by $37.9 million, or 41%, during the three months ended October 31, 2017 compared to the three months ended October 31, 2016, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by a $31.2 million increase in employee compensation and related costs, including a $17.3 million in sales commission expense and a $3.6 million increase in stock-based compensation expense, as headcount increased 20% from October 31, 2016 to October 31, 2017. The remainder of the increase was primarily attributable to a $2.4 million increase in sales conferences, marketing and brand awareness program costs, a $2.1 million increase in office expenses and a $1.3 million increase in travel and related costs.

Sales and marketing expense increased by $84.8 million, or 32%, during the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by a $64.6 million increase in employee compensation and related costs, including a $26.0 million in sales commission expense and a $9.5 million increase in stock-based compensation expense, as headcount increased by 20% from October 31, 2016 to October 31, 2017. The remainder of the increase was primarily attributable to a $6.8 million increase in sales conference, marketing and brand awareness program costs, including expenses related to our annual Pure//Accelerate conference in June 2017, a $5.8 million increase in office and related expenses, a $3.6 million increase in outside services costs and a $3.2 million increase in travel and related costs.
General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(dollars in thousands, unaudited)
General and administrative	$22,810	$25,406	$2,596	11%	$64,021	$67,664	$3,643	6%

General and administrative expense increased by $2.6 million, or 11%, during the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase was primarily due to a $5.5 million increase in employee compensation and related costs, including a $2.9 million increase in stock-based compensation expense, as we increased our general and administrative headcount by 33% from October 31, 2016 to October 31, 2017, which was partially offset by a $3.1 million decrease in legal and other fees.

General and administrative expense increased by $3.6 million, or 6%, during the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The increase was primarily due to a $12.1 million increase in employee compensation and related costs, including a $5.7 million increase in stock-based compensation expense as we increased our general and administrative headcount by 33% from October 31, 2016 to October 31, 2017, and a $1.3 million increase in office and related expenses, partially offset by a $8.9 million decrease in outside services costs including legal and other fees.
Legal Settlement
In October 2016, we incurred a one-time charge of $30.0 million related to a legal settlement agreement with Dell Inc. There was no legal settlement charge in the three and nine months ended October 31, 2017.

Other Income (Expense), Net

	Three Months Ended October 31,		Change	Nine Months Ended October 31,		Change
	2016	2017		2016	2017
	(dollars in thousands, unaudited)
Other income (expense), net	$(192)	$1,138	$1,330	$1,127	$6,399	$5,272

The increases in other income (expense), net during the three and nine months ended October 31, 2017 compared to the three and nine months ended October 31, 2016 were driven by increases in net gains from foreign currency transactions and increases in interest income earned on our cash, cash equivalents and marketable securities.
Provision for Income Taxes

	Three Months Ended October 31,		Change	Nine Months Ended October 31,		Change
	2016	2017		2016	2017
	(dollars in thousands, unaudited)
Provision for income taxes	$441	$970	$529	$967	$2,755	$1,788

The increases in provision for income taxes during the three and nine months ended October 31, 2017 compared to the three and nine months ended October 31, 2016 was driven by foreign income taxes and less excess tax benefit related to our employee stock-based activities.
Liquidity and Capital Resources
As of October 31, 2017, we had cash, cash equivalents and marketable securities of $551.4 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $968.2 million. We may continue to incur operating losses and negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
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
As of January 31, 2017 and October 31, 2017, we had letters of credit in the aggregate amount of $9.6 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash in the same amount and mature at various dates through August 2026.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Nine Months Ended October 31,
	2016	2017
Net cash provided by (used in) operating activities	$(51,880)	$13,756
Net cash used in investing activities	$(436,732)	$(53,290)
Net cash provided by financing activities	$36,331	$37,898

Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2017 was $13.8 million, which resulted primarily from a net loss of $165.7 million, partially offset by non-cash charges for stock-based compensation expense of $107.9 million, depreciation and amortization of $45.5 million, and net cash inflows of $25.2 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $54.4 million increase in deferred revenue, a $14.6 million increase in accrued compensation and other liabilities and a $11.8 million increase in accounts payable, partially offset by a $33.6 million increase in net accounts receivable, a $14.3 million increase in inventory and a $7.6 million increase in deferred commissions. The increases in deferred revenue and deferred commissions were primarily due to new sales order growth during the nine months ended October 31, 2017. The increase in inventory was primarily as a result of increased purchases to manage component costs and availability to meet demand for our products. The increases in accounts receivable, accounts payable and accrued compensation and other liabilities were primarily attributable to revenue growth and increased activities to support overall business growth.

Net cash used in operating activities during the nine months ended October 31, 2016 was $51.9 million, which resulted from a net loss of $202.2 million, including a $30.0 million one-time legal settlement payment, partially offset by non-cash charges for stock-based compensation expense of $79.1 million, $36.0 million for depreciation and amortization and net cash inflows of $34.1 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $60.2 million increase in deferred revenue, a $6.8 million increase in accrued compensation and other liabilities, a $3.6 million increase in accounts payable and a $1.8 million decrease in deferred commissions, partially offset by a $38.2 million increase in accounts receivable. The increases in deferred revenue was primarily due to new sales order growth during the nine months ended October 31, 2016. The increases in accounts receivable, accounts payable and in accrued compensation and other liabilities were primarily attributable to revenue growth and increased activities to support overall business growth.
Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2017 of $53.3 million resulted from capital expenditures of $44.4 million, net purchases of marketable securities of $6.9 million, and a net increase in restricted cash of $2.0 million related to security deposit for office space.
Net cash used in investing activities during the nine months ended October 31, 2016 of $436.7 million resulted from net purchases of marketable securities of $365.5 million, capital expenditures of $64.6 million, an increase in restricted cash of $5.6 million related to a corporate credit card program and security deposit for office space, as well as the purchase of a portfolio of technology patents for $1.0 million.

Financing Activities
Net cash provided by financing activities during the nine months ended October 31, 2017 was $37.9 million primarily attributable to $22.1 million in proceeds from issuance of common stock under employee stock purchase plan (ESPP) and $15.8 million in proceeds from the exercise of employee stock options.
Net cash provided by financing activities during the nine months ended October 31, 2016 was $36.3 million primarily due to $25.6 million in proceeds from issuance of common stock under ESPP and $10.7 million in proceeds from exercises of employee stock options.
Contractual Obligations and Commitments

During the nine months ended October 31, 2017, we extended the lease term of an existing office facility with total additional lease obligations of approximately $2.0 million with the lease expiring through March 2019. Additionally, in August 2017, we entered into a seven-year term operating lease for approximately 45,831 square feet of office space in Mountain View, California with a total base rent obligation and management fees of $32.2 million. In connection with the lease, we issued a letter of credit of $2.6 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of October 31, 2017, we had cash, cash equivalents and marketable securities of $551.4 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $3.6 million as of October 31, 2017.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at October 31, 2017 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $8.7 million as of October 31, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of October 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we may from time to time, be involved in various legal proceedings arising from the normal course of business, and an unfavorable resolution of any of these matters could negatively affect our future results of operations, cash flows or financial position.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and may experience significant growth in future periods. For example, from January 31, 2016 to January 31, 2017, our headcount increased from over 1,300 to over 1,700 employees, and to over 2,000 employees as of October 31, 2017. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

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
Our strategy is to continue with our investments in marketing, sales, support and research and development. We believe our decision to continue investing heavily in our business will be critical to our future success and to meet our growth objectives. We anticipate that our operating costs and expenses will continue to increase in absolute terms. In addition, we expect to continue incurring significant legal, accounting and other expenses in order to operate effectively as a public company at our scale. Even if we achieve or maintain significant revenue growth, we may continue to experience losses, forgoing near-term profitability on a sustained basis.
We have not achieved profitability for any year since our inception. We incurred a net loss of $245.1 million for the year ended January 31, 2017 and $165.7 million for the nine months ended October 31, 2017, and we had an accumulated deficit of $802.5 million as of January 31, 2017 and $968.2 million as of October 31, 2017. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
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
We face intense competition from a number of established companies that sell competitive storage products. These competitors include Dell EMC, HP Enterprise, Hitachi Vantara, IBM, Lenovo and NetApp. These competitors, as well as other potential competitors, may have:

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
We also face competition from a number of other companies, one or more of which may become significant competitors in the future. For example, we compete against certain cloud providers and vendors that offer products that combine compute, networking and storage, or hyperconverged products. Some cloud providers are expanding quickly, and their offerings could, if we are unable to effectively sell to these providers, displace demand for our products. Vendors offering hyperconverged products are attempting to displace dedicated storage products like ours. New competitors could emerge and acquire significant market share. The acquisitions of EMC by Dell, Nimble Storage by HP Enterprise and SolidFire by NetApp have introduced new competitive dynamics.  All of our competitors may utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage products. Our competitors may also choose to adopt more aggressive pricing policies than we choose to adopt. Some of our competitors have offered their products either at significant discounts or even for free in competing against us and in response to our efforts to market the overall benefits and technological merits of our products and programs.
Many competitors have developed competing all-flash or hybrid storage technologies. For example, several of our competitors have introduced all-flash storage products with performance-focused designs and/or with data reduction technologies that directly compete with our products, or have introduced business programs that attempt to compete with, or mitigate against, the value of our innovative programs, such as our Evergreen Storage model of hardware and software upgrades and maintenance. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new features, services and technologies that may, or that they may claim, offer greater performance and improved total cost of ownership as compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

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
If we fail to develop and introduce new or enhanced products successfully, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the cost expectations of our customers, which is a complex and uncertain process. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete or less competitive. As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products. For example, we started initial shipments of our new FlashBlade products for general availability in January 2017 and initial shipments of new FlashArray//X products for direct availability in April 2017. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet the needs of our customers in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our products in any quarter, including product returns, order rescheduling and cancellations by our customers;

•	fluctuations in demand and prices for our products;

•	seasonality in our business or the markets we serve;

•	our ability to control the costs of the components we use in our hardware products;

•	our ability to timely adopt subsequent generations of components into our hardware products;

•	disruption in our supply chains, component availability and related procurement costs;

•	reductions in customers’ budgets for IT purchases;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	our ability to effectively manage product transitions as we introduce new products;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.
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
We believe that a critical contributor to our success has been our company culture, which we believe fosters innovation, creativity, teamwork, passion for customers and focus on execution, as well as facilitating critical knowledge transfer and knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures, relative to those of incumbent vendors, is a key competitive advantage and differentiator for our customers and partners. As we grow and change, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
Because our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States, our business is susceptible to risks associated with international operations.
We maintain operations outside of the United States. We have been expanding and intend to continue to expand these operations in the future. We have limited experience operating in foreign jurisdictions. This increases the risk that our international expansion efforts may not be successful. In addition, conducting and expanding international operations subjects us to new risks that we do not generally face in the United States. These include:

•	exposure to foreign currency exchange rate risk;

•	difficulties in collecting payments internationally, and managing and staffing international operations;

•	establishing relationships with channel partners in international locations;

•	the increased travel, infrastructure and legal compliance costs associated with international locations;

•	the burdens of complying with a wide variety of laws associated with international operations, including taxes and customs;

•	significant fines, penalties and collateral consequences if we or our partners fail to comply with anti-bribery laws;

•	heightened risk of improper, unfair or corrupt business practices in certain geographies;

•	potentially adverse tax consequences, including repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
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
We derive the majority of our revenue from a single family of products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.
Our FlashArray family of products has historically accounted for the majority of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

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
There is a substantial amount of intellectual property litigation in the flash-based storage industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. We have been subject to claims that we infringe the intellectual property rights of other intellectual property holders, particularly as we grow and face increasing competition.
Any intellectual property rights claim, such as the lawsuits brought by EMC Corporation or others, against us or our customers, suppliers, and channel partners, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management’s resources and attention from operating our business and could force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. An adverse determination also could invalidate our intellectual property rights and prevent us from manufacturing and offering our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We may not be able to re-engineer our products successfully to avoid infringement, and we may have to seek a license for the infringed technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of these events could harm our business and financial condition.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We continue to take steps to upgrade our finance and accounting function, including the hiring of additional finance and accounting personnel, and implement additional policies and procedures associated with the financial statement close process. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. For example, the European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive and the Waste Electrical and Electronic Equipment directive. Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, we have a presence in the European Union, including in United Kingdom, and our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. In addition, the European Union has adopted the General Data Protection Regulation, which is scheduled to go into effect in May 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Customers may choose to implement technological solutions to comply with such regulations that impact the performance and competitiveness of our products and solutions. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be harmed. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit competitiveness and adoption of our products by current and future customers. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by any of our large stockholders. For example, we have two large stockholders that each hold over 10% of our outstanding common stock. While volume limitations under Rule 144 under the Securities Act could partially limit sales by directors, executive officers and other affiliates, the market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell or distribute their shares.

The trading price of our Class A common stock has been and may continue to be highly volatile, and an active, liquid, and orderly market for our Class A common stock may not be sustained.

The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $19.74, through December 1, 2017. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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

Not applicable.
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

PURE STORAGE, INC.

Date:	December 8, 2017	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 8, 2017	By:	/s/ TIMOTHY RIITTERS
Timothy Riitters
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Reference is made to Exhibits 3.1 and 3.2.
10.1+*	Offer Letter, by and between Pure Storage, Inc. and Charlie Giancarlo, dated August 22, 2017.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.
+     Indicates management contract or compensatory plan.