Form 10-K
period 2018-01-31
Pure Storage, Inc.
filed 2018-03-26
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐   NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2017, the last business day of the registrant's most recently completed second quarter, was approximately $1.6 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant's Class A and Class B common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A and Class B common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 20, 2018, the registrant had 162,727,090 shares of Class A common stock and 66,511,236 shares of Class B common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2018.

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

PART I
Item 1. Business.

Overview
We empower innovators to build a better world with data. As the demand for data and the need for real-time analytics increase, we are focused on delivering software-defined all-flash solutions that are uniquely fast and cloud-capable for customers, enabling customers to maximize the value of data, gain competitive advantage and keep pace with cutting edge developments. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our Pure1 cloud-based support and management platform, powered by our META AI Engine dramatically simplifies storage administration, while real-time scanning enables us to find and fix issues before they have an impact. Our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage model of hardware and software innovation, support and maintenance.
We were incorporated in October 2009 and are headquartered in Mountain View, California, with operations throughout the world. Our primary offerings include our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based management and support software, and FlashStack, our joint converged infrastructure solution with Cisco. We have experienced substantial growth over the past three years; our revenue was $440.3 million, $728.0 million, and $1,023.0 million for the years ended January 31, 2016, 2017 and 2018, respectively. As of January 31, 2018, we had over 2,100 employees globally.
Since launching in May 2012, our customer base has grown to over 4,500 customers, including over 30% of the Fortune 500. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. Our data platform is used for a broad set of use cases, including database applications, large-scale analytics, artificial intelligence and machine learning, private and public cloud infrastructure and webscale applications, virtual server infrastructure and virtual desktop infrastructure. Our data platform helps customers scale their businesses through real-time and more accurate analytics, increase employee productivity, improve operational efficiency, and deliver more compelling user experiences to their customers and partners.
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement.
Recent Developments
In April 2017, we announced FlashArray//X, our first all-NVMe, enterprise-class all-flash array, which utilizes our innovative DirectFlash technologies to interface our software directly with raw flash. FlashArray//X became generally available later in the year.
In June 2017, we announced Purity ActiveCluster, a true active/active metro stretch cluster solution, as well as various new software features including Policy QoS and VVols, and a series of updates to FlashBlade, including an ultra-fast, all-flash S3 object store and a 17TB blade, which became generally available later in the year. We also announced Pure1 META, the artificial intelligence engine within our platform for delivering on the vision of self-driving storage.
In August 2017, we announced that Charles Giancarlo was appointed as our new chief executive officer.
Innovative Technology and Business Model
We deliver our data platform via our flash-optimized software, Purity OE, modular and scalable all-flash hardware platforms, FlashArray and FlashBlade, as well as our Pure1 cloud-based management and support platform. We also offer a converged infrastructure solution, FlashStack, jointly with our partner Cisco. Our entire data platform is powered by innovative software that is cloud-connected for management from anywhere and supported by our Evergreen Storage business model. Similar to what customers expect from the public cloud, with Pure1 and Evergreen Storage, our customers benefit from near zero administration and a subscription to the latest technology, but with much higher performance and lower cost.

Software Optimized for Solid-State Memory
The heart of our data platform is our proprietary Purity OE software that implements enterprise-class storage services such as data reduction, encryption and data protection, as well as protocol services such as block, file and object. Variants of Purity OE have been optimized for both our FlashArray and FlashBlade platforms. Our Purity OE software employs variable block size data reduction algorithms and can deliver up to two to five times better data reduction as compared to leading competitive products, resulting in an average of 5-to-1 data reduction across a wide range of use cases and data types. Our software implements strong data-at-rest encryption of all data, all the time, and is designed to maintain performance through failures and enables our arrays to be easily upgraded without scheduled downtime, setting new expectations for storage resiliency. With our DirectFlash architecture, recent versions of Purity OE have been optimized to speak directly to raw NAND Flash, enabling us to overcome the inefficiencies of prior commodity SSD architectures.
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
Our platforms are designed to maximize the performance of flash, leveraging native high bandwidth and low latency PCIe/NVMe networking and to be extremely simple and reliable without sacrificing the scalability and upgradability of an enterprise array. Because we design both our FlashArray and FlashBlade products in-house, and develop all of our Purity OE software specifically for our hardware, we are able to realize end-to-end optimizations between software and flash storage, such as true global flash management with DirectFlash software and FlashArray//X's end-to-end NVMe optimization. This allows us to deliver solutions with high density, power efficiency and tight integration for simplicity, all at a lower cost.
Pure1 Management, Support and Analytics
Pure1 is a cloud-based management and support offering that enables our customers, our support staff and our partners to seamlessly and securely collaborate to maximize the reliability of the Pure Storage platform while minimizing management overhead and cost to the customer. This cloud-based platform removes the need for dedicated storage management infrastructure, enables customers to monitor a global storage deployment from a mobile device and simplifies integration with other data center management solutions. Pure1's Global Insight technology also employs cutting-edge real-time analytics and machine learning technologies to predictively identify potential issues with our platform, enabling our support organization to proactively resolve support incidents before they start - leading to higher uptime and availability for our data platform, and features powered by Pure1 META enable customers to predict both capacity and performance and get intelligent advice on workload deployment, interaction and optimization.
Innovative Business Model
In addition to our product leadership and differentiated customer experience, our innovative business model helps us achieve our vision of Evergreen Storage. We believe that the traditional storage business model is expensive, resource intensive and detrimentally impacts customer operations. Our alternative approach is designed to eliminate this pain. We offer a simple all-inclusive software model and a new approach to the storage array purchase and expansion lifecycle, allowing customers to incrementally improve array performance and capacity as needed, dramatically reducing cost and risk, while increasing predictability. This enables customers to both extend the useful life of their hardware and avoid the cost and risk of recurring data migration. We believe that it will be difficult for legacy storage vendors to entirely copy our business-model innovations given their disk-based product architectures, the inflexibility of hardware upgrades to their platforms, and dependence on complex licensing programs and regular forklift array replacement upgrades.

Our Customers
We target a variety of large and mid-size commercial enterprises, federal, state, and local governments, schools and healthcare organizations globally. Our customer base includes over 4,500 organizations as of January 31, 2018, including over 30% of the Fortune 500. We have deployed our platform at customers across multiple industry verticals. Our platform has been deployed in some of the largest and most sophisticated enterprises in the world as well as smaller organizations with limited IT expertise or budget, including hospitals, municipalities and school districts. Hundreds of our customers have invested north of a million dollars in leveraging our platform across their business-critical applications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end customer represented more than 10% of our revenue for the year ended January 31, 2018.
Sales and Marketing
Sales. We sell our storage platform predominantly through a high touch, channel-fulfilled sales model. Our sales organization supports our channel partners and is responsible for large-account penetration, global account coordination and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. No channel partner represented 10% of our revenue for the year ended January 31, 2018.
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
Technology Alliances. We work closely with technology partners that help us deliver world-class solutions to our customers and ensure the efficient deployment and support of their data center infrastructure. Our technology partners include application partners such as Microsoft, Oracle and SAP and infrastructure partners such as Arista, Brocade, Catalogic, Cisco, Citrix, Cohesity, CommVault, Nvidia, RedHat, Rubrik, Symantec, Veeam and VMware. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.
Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating product advantages, driving customer demand and generating leads for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions and digital marketing and public relations.
Research and Development
Our research and development efforts are focused primarily on improving our existing products and developing new products. Our products integrate both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. The majority of our research and development team is based in Mountain View, California. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue to dedicate significant resources to our ongoing research and development efforts.
Research and development expenses were $166.6 million, $245.8 million and $279.2 million for the years ended January 31, 2016, 2017 and 2018.
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
Seasonality
We generally experience the lowest demand for our products and services in the first quarter of our fiscal year and the greatest demand for our products and services in the last quarter of our fiscal year, which is consistent with the seasonality of the enterprise storage/IT industry as a whole.
Competition
We operate in the intensely competitive data storage market that is characterized by constant change and innovation. Changes in the application requirements, data center infrastructure trends and the broader technology landscape, result in evolving customer requirements for capacity, performance scalability and enterprise features of storage systems. Our main competitors include large vendors such as Dell EMC, Hitachi Vantara, HP Enterprise, IBM, Lenovo, and NetApp that offer a broad range of systems targeting various use cases and end markets and have the technical and financial resources to bring competitive products to market.
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
Employees
We believe the expertise of our people and our culture is a key enabler of our technology leadership. We had over 2,100 employees worldwide as of January 31, 2018. As of January 31, 2018, we had approximately 580, 1,050 and 180 employees in research and development, sales and marketing and general and administrative functions, respectively, with the remainder primarily related to support and operations. None of our employees is represented by a labor union or covered by a collective bargaining arrangement.
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
Pure Storage, the “P” logo, DirectFlash, Evergreen, FlashArray, FlashBlade, FlashStack, Pure1, Purity Operating Environment and other trade names, trademarks or service marks of Pure Storage appearing in this report are the property of Pure Storage. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in recent periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, from January 31, 2016 to January 31, 2017, our headcount increased from over 1,300 to over 1,700 employees, and to over 2,100 employees as of January 31, 2018. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

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
Our strategy is to continue with our investments in marketing, sales, support and research and development. We believe our decision to continue investing heavily in our business will be critical to our future success and to meet our growth objectives. We anticipate that our operating costs and expenses will continue to increase in absolute terms. In addition, we expect to continue incurring significant legal, accounting and other expenses in order to operate effectively as a public company at our scale. Even if we achieve or maintain significant revenue growth, we may continue to experience losses, forgoing near-term profitability on a GAAP basis.
We have not achieved profitability for any year since our inception. We incurred a net loss of $177.6 million for the year ended January 31, 2018, and we had an accumulated deficit of $980.1 million as of January 31, 2018. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
We have a limited operating history in an industry characterized by rapid change, which makes our future operating results difficult to predict.
We were founded in October 2009, but have generated substantially all of our revenue in our last three fiscal years. We have a limited operating history in an industry characterized by rapid change, changing customer needs, evolving industry standards and frequent introductions of new products and services. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. All of these factors make our future operating results difficult to predict, which may impair our ability to manage our business and reduce investors’ ability to assess our prospects.

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
Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our storage platform could adversely affect the demand for our products. For instance, offerings from large-scale cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us.  Further, although flash storage has a number of advantages as compared to other data storage alternatives, flash storage has certain limitations as well, including more limited methods for data recovery and reduced performance gains for certain uses, such as sequential input/output, or I/O, transactions. A slowing in or reduced demand for all-flash storage products caused by lack of customer acceptance, technological challenges, alternative technologies and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
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
Many competitors have developed competing all-flash or hybrid storage technologies. For example, several of our competitors have introduced all-flash storage products with performance-focused designs and/or with data reduction technologies that directly compete with our products, or have introduced business programs that attempt to compete with, or mitigate against, the value of our innovative programs, such as our Evergreen Storage model of hardware and software upgrades and maintenance. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new features, services and technologies that may, or that they may claim, offer greater value as compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

Our business may be harmed by trends in the overall external storage market.

Despite ongoing data growth, the external storage market in which we compete has not experienced overall growth in the past few years due to a combination of technology transitions, increased storage efficiency, and changing economic and business environments. Customers are rethinking how they consume IT, increasing spending toward public cloud, software as a service, hyperconverged and converged infrastructure and software-defined storage. The future impact of these industry, technological or market changes on both short-term and long-term growth trends for the overall external storage market is uncertain. If the overall storage market declines, or if the growth rates of the specific markets in which we compete decline, and/or if the consumption model of storage changes and our new and existing products do not receive customer acceptance, our business and operating results could be harmed.
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
Our ability to increase our revenue will substantially depend on our ability to attract and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. Our ability to attract, motivate or retain employees may be reduced, as the value of our stock fluctuates and as our employees have the opportunity to sell their equity awards. We may not be successful in attracting, motivating and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we need a significant amount of time to train the new employees before they can become effective and efficient in performing their jobs. From time to time, there may be changes in our management team, which could create short term uncertainty. For example, in August 2017, we appointed Charles H. Giancarlo as our new chief executive officer. Members of our management team, including our executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management, our business and operating results could suffer.
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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the cost expectations of our customers, which is a complex and uncertain process. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete or less competitive. As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products, and encourage adoption of new products and features by existing customers. For example, we started initial shipments of our new FlashBlade and FlashArray//X products, and introduced a variety of new software features, throughout last year. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet the needs of our customers in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
Our gross margins are impacted by a variety of factors and are subject to variation from period to period, and as a result, can be difficult to predict.
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. Over the year ended January 31, 2018, our quarterly gross margins ranged from 65% to 66%. Our gross margins may fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	sales and marketing initiatives, discount levels, rebates and competitive pricing;

•	changes in customer, geographic or product mix, including mix of product configurations;

•	the cost of components, including NAND and DRAM flash, and freight;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	the timing and amount of revenue recognized and deferred, including any impact from the adoption of the new revenue standard (ASC 606);

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or product transitions;

•	an increase in product returns, order rescheduling and cancellations;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions; and

•	product quality and serviceability issues.
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
Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our products in any quarter, including product returns, order rescheduling and cancellations by our customers;

•	fluctuations in demand and prices for our products;

•	seasonality in our business or the markets we serve;

•	our ability to control the costs of the components we use in our hardware products;

•	our ability to timely adopt subsequent generations of components into our hardware products;

•	disruption in our supply chains, component availability and related procurement costs;

•	reductions in customers’ budgets for IT purchases;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	our ability to effectively manage product transitions as we introduce new products;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies, including our ability to implement the new processes necessary to accurately recognize our revenue under ASC 606 going forward.

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
We maintain operations outside of the United States. We have been expanding and intend to continue to expand these operations in the future. We have relatively limited experience operating at significant scale in foreign jurisdictions. This increases the risk that our international expansion efforts may not be as successful as anticipated. In addition, conducting and expanding international operations subjects us to new risks that we do not generally face in the United States. These include:

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
The sales prices of our products and services may fluctuate or decline, which may reduce our gross profits and adversely impact our financial results.
The sales prices for our products and services may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, cost of components, a change in our mix of products and services, and the introduction of competing products or services or promotional programs. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices for our products will decrease over product life cycles. We cannot assure investors that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and services offerings, if introduced, will enable us to maintain or improve our gross margins and achieve profitability.
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
Because of the early stage of our business, we believe that building and maintaining brand recognition and customer goodwill is critical to our success. Our efforts in this area have, on occasion, been hampered by the marketing efforts of our competitors, which have included negative or misleading statements about us and our products. If we are unable to effectively respond to the marketing efforts of our competitors and protect our brand and customer goodwill now or in the future, our business will be adversely affected.
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
We rely on a limited number of contract manufacturers to manufacture our products. Our reliance on contract manufacturers reduces our control over the assembly process, and exposes us to risks, such as reduced control over quality assurance, costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, our ability to timely ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required to, for whatever reason, change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.
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
We expect that revenue from maintenance and support agreements will increase as a percentage of total revenue over time, and because we recognize this revenue over the term of the relevant contract period, downturns or upturns in sales of maintenance and support are not immediately reflected in full in our results of operations.
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
There is a substantial amount of intellectual property litigation in the flash-based storage industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology, including interference or derivation proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. We have been subject to claims that we infringe upon the intellectual property rights of other intellectual property holders, particularly as we grow and face increasing competition.
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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 700 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that future patents issued to us, if any, will give us the protection that we seek, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable. Our issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
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
These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure investors that the anticipated benefits of any acquisition or investment would be realized. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We continue to take steps to develop our finance and accounting function, such as continuing to hire additional personnel and to implement additional tools and improvements to policies and procedures. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources.
Our international operations, as well as U.S. tax reform, could expose us to potentially adverse tax consequences.
The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, limitations on the deductibility of executive compensation, limitation or modification on the deductibility of certain business expenses, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the introduction of a base erosion and anti-abuse tax. In the absence of guidance on various uncertainties and ambiguities in the application of these provisions, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Act, but it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.
We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Given the passage of the Tax Act and other global tax developments, we continue to evaluate our corporate structure and intercompany relationships. Future changes to U.S. and global tax laws may adversely impact our effective tax rate.
Our intercompany relationships are, and after the implementation of any changes to our corporate structure will continue to be, subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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
We and our suppliers have operations in locations, including our headquarters in California, that are subject to earthquakes, floods and other natural catastrophic events, such as severe weather and geological events, which could disrupt our operations or the operations of our customers and suppliers. Our customers affected by a natural disaster could postpone or cancel orders of our products, which could negatively impact our business. Moreover, should any of our key suppliers fail to deliver components to us as a result of a natural disaster, we may be unable to purchase these components in necessary quantities or may be forced to purchase components in the open market at significantly higher costs. We may also be forced to purchase components in advance of our normal supply chain demand to avoid potential market shortages. We may not have adequate business interruption insurance to compensate us for losses due to a significant natural disaster or due to man-made factors. Any natural catastrophic events may also prevent our employees from being able to reach our offices in any jurisdiction around the world, and therefore impede our ability to conduct business as usual.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile.  Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $22.39, through March 1, 2018. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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
The trading market for our Class A common stock will likely be influenced by research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrades our stock, lowers their price target, or publishes unfavorable or inaccurate research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. In addition, new rules implemented by the SEC and New York Stock Exchange, from time to time, require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.
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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties

Our corporate headquarters are located in Mountain View, California. We also maintain offices in multiple locations in the United States and internationally in Africa, Asia, Australia, Europe, and South America, as well as Canada and Mexico. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock trades publicly on the New York Stock Exchange (NYSE) under the ticker symbol “PSTG.” The following table sets forth the high and low sales price per share of our Class A common stock as reported by the NYSE for trading days during the periods indicated:

	High	Low
Year ended January 31, 2017
First Quarter	$16.40	$11.05
Second Quarter	$15.20	$9.62
Third Quarter	$15.08	$11.00
Fourth Quarter	$15.14	$11.09

Year ended January 31, 2018
First Quarter	$12.34	$9.12
Second Quarter	$13.88	$9.81
Third Quarter	$16.64	$12.00
Fourth Quarter	$21.23	$15.81

Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of January 31, 2018, there were 16 holders of record of our Class A common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.  As of January 31, 2018, there were approximately 171 stockholders of record of our Class B common stock.
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
Not applicable.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index. The graph assumes that $100 (with reinvestment of all dividends) was invested in our Class A common stock and in each index on October 7, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through January 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data.
The selected consolidated statements of operations data for the years ended January 31, 2016, 2017 and 2018 and the consolidated balance sheet data as of January 31, 2017 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2014 and 2015 and the consolidated balance sheet data as of January 31, 2014, 2015 and 2016 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended January 31,
	2014	2015	2016	2017	2018
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$39,228	$154,836	$375,733	$590,001	$813,985
Support	3,505	19,615	64,600	137,976	209,034
Total revenue	42,733	174,451	440,333	727,977	1,023,019
Cost of revenue:
Product (1)	19,974	63,425	132,870	194,150	275,242
Support (1)	4,155	14,127	35,023	58,129	78,539
Total cost of revenue	24,129	77,552	167,893	252,279	353,781
Gross profit	18,604	96,899	272,440	475,698	669,238
Operating expenses:
Research and development (1)	36,081	92,707	166,645	245,817	279,196
Sales and marketing (1)	54,750	152,320	240,574	360,035	480,030
General and administrative (1) (2)	5,902	32,354	75,402	84,652	95,170
Legal settlement (3)	—	—	—	30,000	—
Total operating expenses	96,733	277,381	482,621	720,504	854,396
Loss from operations	(78,129)	(180,482)	(210,181)	(244,806)	(185,158)
Other income (expense), net	(141)	(1,412)	(2,002)	1,627	11,445
Loss before provision for income taxes	(78,270)	(181,894)	(212,183)	(243,179)	(173,713)
Provision for income taxes	291	1,337	1,569	1,887	3,889
Net loss	$(78,561)	$(183,231)	$(213,752)	$(245,066)	$(177,602)
Net loss per share attributable to common stockholders, basic and diluted	$(3.24)	$(6.56)	$(2.59)	$(1.26)	$(0.84)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,237	27,925	82,460	194,714	211,609
_________________________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2014	2015	2016	2017	2018
	(in thousands)
Cost of revenue—product	$253	$303	$276	$601	$1,630
Cost of revenue—support	316	1,273	2,388	5,639	9,050
Research and development	11,477	22,512	31,135	63,495	71,229
Sales and marketing	9,014	22,466	16,966	34,317	47,687
General and administrative	506	6,479	7,460	12,616	21,077
Total stock-based compensation expense	$21,566	$53,033	$58,225	$116,668	$150,673

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

		As of January 31,
	2014	2015	2016	2017	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$130,885	$192,707	$604,742	$183,675	$244,057
Marketable securities	—	—	—	362,986	353,289
Working capital	137,396	224,362	603,538	506,956	563,989
Total assets	182,479	356,290	870,783	899,745	1,079,407
Deferred revenue, current and non-current portion	16,827	73,669	216,204	303,126	406,009
Convertible preferred stock	262,970	543,940	—	—	—
Total stockholders’ equity (deficit)	(116,087)	(299,830)	563,354	478,430	497,906

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

Overview
We empower innovators to build a better world with data. As the demand for data and the need for real-time analytics increase, we are focused on delivering software-defined all-flash solutions that are uniquely fast and cloud-capable for customers, enabling customers to maximize the value of data, gain competitive advantage and keep pace with cutting edge developments. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our Pure1 cloud-based support and management platform, powered by our META AI Engine dramatically simplifies storage administration, while real-time scanning enables us to find and fix issues before they have an impact. Our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage model of hardware and software innovation, support and maintenance.
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
Since launching in May 2012, our customer base has grown to over 4,500 customers, including over 30% of the Fortune 500. Our customers include large and mid-size organizations across a diverse set of industry verticals, including cloud-based software and service providers, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end customer represented over 10% of revenue for the years ended January 31, 2016, 2017 and 2018.
We have grown rapidly in recent periods, with revenue increasing from $440.3 million for the year ended January 31, 2016 to $728.0 million for the year ended January 31, 2017 and to $1,023.0 million for the year ended January 31, 2018, representing year-over-year revenue growth of 65% and 41% for our two most recent years. We expect that our revenue growth rate will continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $213.8 million, $245.1 million, and $177.6 million, respectively, for the years ended January 31, 2016, 2017 and 2018.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 1,700 employees as of January 31, 2017 to over 2,100 employees as of January 31, 2018. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. Our revenue generated from international customers was 22%, 23% and 25% of our total revenue for the years ended January 31, 2016, 2017 and 2018, respectively.

As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we may continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
Beginning fiscal year 2019, we have adopted a new revenue recognition standard (ASC 606). ASC 606 supersedes the prior revenue recognition standard (ASC 605). Our results of operations for the periods presented in this Annual Report on Form 10-K are under ASC 605. Refer to Note 2 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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
Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our customers. We support our channel partners through product education and sales and support training. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented over 10% of revenue for the years ended January 31, 2016 and January 31, 2018. One channel partner represented 11% of revenue for the year ended January 31, 2017.
Our business model enables customers to broadly adopt flash for a wide variety of workloads in their data center, with some of our most innovative customers adopting all-flash data centers. We do not charge separately for software, meaning that when a customer buys a FlashArray or FlashBlade, all operating software functionality is included in the base purchase price, and the customer is entitled to updates and new features to the operating software as long as the customer maintains an active maintenance and support agreement. Product revenue is recognized at the time title and risk of loss have transferred. Support revenue is recognized ratably over the term of the related maintenance and support agreement, generally ranging from 1 to 5 years.
To deliver on the next level of operational simplicity and support excellence, we designed Pure1, our integrated cloud-based management and support. Pure1 enables our customers, support staff and partners to collaborate to achieve the best customer experience and is included with an active maintenance and support agreement. In addition, our Evergreen Storage program provides our customers who continually maintain active maintenance and support for three years with an included controller refresh with each additional three year maintenance and support renewal. In this way, our customers improve and extend the service life of their arrays, we reduce our cost of support by keeping the array modern and we encourage capacity expansion. In accordance with accounting guidance for revenue recognition, we recognize the allocated revenue of the controllers and expense the related cost in the period in which we ship these controllers.
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. For customers that have been with us for at least 12 months as of January 31, 2018, for every $1 of initial product purchase, our top 25 customers on average spent approximately $11 on new product purchases in the first 18 months following their initial purchase.
Trends in Our Business and Industry

Demand for Data in the Cloud Era

In today’s digital economy, we believe that data is key. Data is the strategic core that enables competitiveness and differentiation for businesses -- collecting vast amounts of data, analyzing it rapidly, discovering new insights, and ultimately delivering new innovations and experiences otherwise impossible without data. We continue to make significant investments in our business to develop and deliver a data platform to support today and tomorrow’s volume and velocity of data and to ensure the performance required for new data-driven applications, while substantially reducing costs and complexity for our customers. Our ability to deliver new and enhanced products will be a key factor in capturing mindshare with our target customers to become their data platform of choice.

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

Seasonality in our Business Operations

Consistent with the seasonality of the enterprise IT as a whole, we generally experience the lowest demand for our products and services in the first quarter of our fiscal year and the greatest demand for our products and services in the last quarter of our fiscal year. Furthermore, we typically focus our investments into our sales organization, along with significant product launches, in the first half of our fiscal year. As a result, we expect that our business and results of operations will fluctuate from quarter to quarter, reflecting seasonally softer revenue and operating margin in the first half of our fiscal year, followed by stronger second half, the relative impact of which will grow as we operate at a larger scale.

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
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturer, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes freight, allocated overhead costs and inventory write-offs. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars, as our product revenue increases.
Cost of support revenue primarily includes personnel costs associated with our customer support organization and allocated overhead costs, as well as parts replacement costs. We expect our cost of support revenue to increase in absolute dollars, as our support revenue increases.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for employee benefits and facilities-related costs.
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
Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars and it may decrease as a percentage of revenue, as we expand our sales force and increase our marketing resources, expand into new markets and further develop our channel program.
General and Administrative. General and administrative expense consists primarily of compensation and related expenses for administrative functions including finance, legal, human resources, IT and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars and it may decrease as a percentage of revenue, as we continue to invest in the growth of our business.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities and gains and losses from foreign currency transactions.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded no U.S. federal income tax and provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss, carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the deferred tax assets will not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2016	2017	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$375,733	$590,001	$813,985
Support	64,600	137,976	209,034
Total revenue	440,333	727,977	1,023,019
Cost of revenue:
Product (1)	132,870	194,150	275,242
Support (1)	35,023	58,129	78,539
Total cost of revenue	167,893	252,279	353,781
Gross profit	272,440	475,698	669,238
Operating expenses:
Research and development (1)	166,645	245,817	279,196
Sales and marketing (1)	240,574	360,035	480,030
General and administrative (1) (2)	75,402	84,652	95,170
Legal settlement (3)	—	30,000	—
Total operating expenses	482,621	720,504	854,396
Loss from operations	(210,181)	(244,806)	(185,158)
Other income (expense), net	(2,002)	1,627	11,445
Loss before provision for income taxes	(212,183)	(243,179)	(173,713)
Provision for income taxes	1,569	1,887	3,889
Net loss	$(213,752)	$(245,066)	$(177,602)
_________________________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2016	2017	2018
	(in thousands)
Cost of revenue—product	$276	$601	$1,630
Cost of revenue—support	2,388	5,639	9,050
Research and development	31,135	63,495	71,229
Sales and marketing	16,966	34,317	47,687
General and administrative	7,460	12,616	21,077
Total stock-based compensation expense	$58,225	$116,668	$150,673

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

	Year Ended January 31,
	2016	2017	2018
Percentage of Revenue Data:
Revenue:
Product	85%	81%	80%
Support	15	19	20
Total revenue	100	100	100
Cost of revenue:
Product	30	27	27
Support	8	8	8
Total cost of revenue	38	35	35
Gross profit	62	65	65
Operating expenses:
Research and development	38	34	27
Sales and marketing	55	49	47
General and administrative	17	12	9
Legal settlement	—	4	—
Total operating expenses	110	99	83
Loss from operations	(48)	(34)	(18)
Other income (expense), net	—	1	1
Loss before provision for income taxes	(48)	(33)	(17)
Provision for income taxes	1	1	—
Net loss	(49)%	(34)%	(17)%
Revenue

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(dollars in thousands)
Product revenue	$375,733	$590,001	$214,268	57%	$590,001	$813,985	$223,984	38%
Support revenue	64,600	137,976	73,376	114%	137,976	209,034	71,058	52%
Total revenue	$440,333	$727,977	$287,644	65%	$727,977	$1,023,019	$295,042	41%

Total revenue increased by $295.0 million, or 41%, during the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase in product revenue was driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 3,000 as of January 31, 2017 to over 4,500 as of January 31, 2018. The increase in support revenue was primarily driven by an increase in maintenance and support agreements sold with increased product sales, as well as increased recognition of deferred support revenue contracts.
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

Cost of Revenue and Gross Margin

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(dollars in thousands)
Product cost of revenue	$132,870	$194,150	$61,280	46%	$194,150	$275,242	$81,092	42%
Support cost of revenue	35,023	58,129	23,106	66%	58,129	78,539	20,410	35%
Total cost of revenue	$167,893	$252,279	$84,386	50%	$252,279	$353,781	$101,502	40%
Product gross margin	64.6%	67.1%			67.1%	66.2%
Support gross margin	45.8%	57.9%			57.9%	62.4%
Total gross margin	61.9%	65.3%			65.3%	65.4%

Cost of revenue increased by $101.5 million, or 40%, for the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase in product cost of revenue was primarily driven by increased sales and, to a lesser extent, by the increased costs in our manufacturing operations associated with increased headcount. The increase in support cost of revenue was primarily attributable to costs in our customer support organization as we continue to expand globally. Total headcount in these functions increased 44% from January 31, 2017 to January 31, 2018.
Total gross margin remained relatively consistent during the years ended January 31, 2017 and 2018. Product gross margin decreased 0.9 percentage point from the year ended January 31, 2017 to the year ended January 31, 2018, primarily driven by a shift in the mix of products sold as the proportion of revenue from FlashBlade increased. Support gross margin increased 4.5 percentage points from the year ended January 31, 2017 to the year ended January 31, 2018 primarily driven by increased recognition of deferred support revenue resulting from the increase in our customer base, as well as efficiencies gained as we scale in our support organization globally.
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
Total gross margin increased from 61.9% during the year ended January 31, 2016 to 65.3% during the year ended January 31, 2017. Product gross margin increased 2.5 points from the year ended January 31, 2016 to the year ended January 31, 2017, primarily driven by a shift in the mix of products sold as we continued transition to FlashArray//M. Support gross margin increased 12.1 points from the year ended January 31, 2016 to the year ended January 31, 2017, primarily due to increased recognition of deferred support revenue resulting from the increase in our customer base, as well as continued efficiencies gained as we scale our support organization worldwide.

Operating Expenses
Research and Development

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(dollars in thousands)
Research and development	$166,645	$245,817	$79,172	48%	$245,817	$279,196	$33,379	14%
Research and development expense increased by $33.4 million, or 14%, during the year ended January 31, 2018 compared to the year ended January 31, 2017, as we continued to develop new technologies and enhance our current product offerings such as our FlashBlade and FlashArray//X products. The increase was primarily driven by a $29.3 million increase in employee compensation and related costs, including a $7.7 million increase in stock-based compensation expense, as headcount increased by 7% from January 31, 2017 to January 31, 2018. The remainder of the increase was primarily attributable to a $6.1 million increase in depreciation and equipment expense, partially offset by a $2.4 million decrease in prototype and related expenses.
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
Sales and Marketing

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(dollars in thousands)
Sales and marketing	$240,574	$360,035	$119,461	50%	$360,035	$480,030	$119,995	33%

Sales and marketing expense increased by $120.0 million, or 33%, during the year ended January 31, 2018 compared to the year ended January 31, 2017, as we continue to grow our sales force and expand international presence. The increase was primarily driven by an increase of $91.4 million in employee compensation and related costs, including a $35.1 million increase in sales commission expense and a $13.4 million increase in stock-based compensation expense, as headcount increased by 30% from January 31, 2017 to January 31, 2018. The remainder of the increase was primarily attributable to a $10.5 million increase in marketing and brand awareness program costs and a $7.1 million increase in office and related costs.

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

General and Administrative

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(dollars in thousands)
General and administrative	$75,402	$84,652	$9,250	12%	$84,652	$95,170	$10,518	12%
General and administrative expense increased by $10.5 million, or 12%, during the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase was primarily driven by an increase of $17.3 million in employee compensation and related costs, including an increase of $8.5 million in stock-based compensation expense, as we increased our headcount by 27% from January 31, 2017 to January 31, 2018. The increase was partially offset by a $8.2 million decrease in outside service expenses primarily driven by lower legal fees incurred in fiscal year 2018.
General and administrative expense increased by $9.3 million, or 12%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The increase was primarily driven by an increase of $13.2 million in salary and related costs, including an increase of $5.2 million in stock-based compensation expense, as we increased our headcount by 35% from January 31, 2016 to January 31, 2017, a $4.3 million increase in office and related costs and a $4.3 million increase in consulting costs as we grew our business operations globally. These increases were partially offset by a one-time non-cash charge of $11.9 million for an equity grant to the Pure Good Foundation in September 2015.
Legal Settlement

In October 2016, we incurred a one-time charge of $30.0 million related to a legal settlement. See Note 5 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Other Income (Expense), Net

	Year Ended January 31,		Change	Year Ended January 31,		Change
	2016	2017		$2017	2018	$
	(dollars in thousands)
Other income (expense), net	$(2,002)	$1,627	$3,629	$1,627	$11,445	$9,818

Other income (expense), net increased during the year ended January 31, 2018 compared to the year ended January 31, 2017 primarily attributable to an $8.6 million increase in net gains from foreign currency transactions as U.S. dollars weakened relative to certain foreign currencies and a $1.2 million increase in interest income from our cash, cash equivalents and marketable securities.
Other income (expense), net increased during the year ended January 31, 2017 compared to the year ended January 31, 2016 primarily driven by an increase of $4.2 million in interest income earned on cash, cash equivalents and marketable securities, partially offset by a $0.7 million increase in net losses from foreign currency transactions.

Provision for Income Taxes

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(dollars in thousands)
Provision for income taxes	$1,569	$1,887	$318	20%	$1,887	$3,889	$2,002	106%

The provision for income taxes increased during the year ended January 31, 2018 compared to the year ended January 31, 2017 primarily related to a $1.8 million increase in foreign income taxes due to higher foreign profits and a reduction in excess tax benefits related to our foreign stock-based activities.
The provision for income taxes increased during the year ended January 31, 2017 compared to the year ended January 31, 2016 primarily related to a $1.3 million increase in foreign and state income taxes, partially offset by a tax benefit of $1.0 million on stock-based compensation, as a result of the adoption of ASU 2016-09.

Quarterly Results of Operations
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2018, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Three Months Ended
	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018
	(unaudited, in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$111,738	$130,920	$160,523	$186,820	$138,425	$175,013	$223,196	$277,351
Support	28,209	32,294	36,433	41,040	44,206	49,448	54,478	60,902
Total revenue	139,947	163,214	196,956	227,860	182,631	224,461	277,674	338,253
Cost of revenue:
Product (1)	34,046	42,847	54,725	62,532	46,645	57,252	75,392	95,953
Support (1)	12,934	14,000	14,597	16,598	16,903	19,199	20,467	21,970
Total cost of revenue	46,980	56,847	69,322	79,130	63,548	76,451	95,859	117,923
Gross profit	92,967	106,367	127,634	148,730	119,083	148,010	181,815	220,330
Operating expenses:
Research and development (1)	52,938	58,635	61,612	72,632	65,428	69,361	68,927	75,480
Sales and marketing (1)	83,098	87,583	91,392	97,962	96,964	120,633	129,299	133,134
General and administrative (1)	21,581	19,630	22,810	20,631	20,096	22,162	25,406	27,506
Legal Settlement (2)	—	—	30,000	—	—	—	—	—
Total operating expenses	157,617	165,848	205,814	191,225	182,488	212,156	223,632	236,120
Loss from operations	(64,650)	(59,481)	(78,180)	(42,495)	(63,405)	(64,146)	(41,817)	(15,790)
Other income (expense), net	1,282	37	(192)	500	1,995	3,266	1,138	5,046
Loss before provision for income taxes	(63,368)	(59,444)	(78,372)	(41,995)	(61,410)	(60,880)	(40,679)	(10,744)
Provision for income taxes (3)	420	106	441	920	964	821	970	1,134
Net loss	$(63,788)	$(59,550)	$(78,813)	$(42,915)	$(62,374)	$(61,701)	$(41,649)	$(11,878)

_________________________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018
	(unaudited, in thousands)
Cost of revenue—product	$106	$181	$138	$176	$397	$358	$143	$732
Cost of revenue—support	1,092	1,712	1,178	1,657	1,774	2,245	2,422	2,609
Research and development	11,658	13,976	15,241	22,620	15,588	17,971	18,073	19,597
Sales and marketing	7,519	8,732	8,468	9,598	10,626	11,439	12,104	13,518
General and administrative	2,623	3,295	3,210	3,488	3,834	4,825	6,121	6,297
Total stock-based compensation	$22,998	$27,896	$28,235	$37,539	$32,219	$36,838	$38,863	$42,753

Stock-based compensation expense for the three months ended April 30, 2016 was adjusted by $864,000 resulting from the early adoption of Accounting Standards Update (ASU) No. 2016-09 (ASU 2016-09) in the second quarter of fiscal 2017.

(2)
Represents a one-time charge for our legal settlement with Dell, Inc. See Note 5 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(3)	Provision for income taxes for the three months ended April 30, 2016 was adjusted by $535,000 resulting from the early adoption of ASU 2016-09.

	Three Months Ended
	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018
	(unaudited, in thousands)
Percentage of Revenue Data:
Revenue:
Product	80%	80%	82%	82%	76%	78%	80%	82%
Support	20	20	18	18	24	22	20	18
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	24	26	28	27	26	25	27	28
Support	10	9	7	8	9	9	7	7
Total cost of revenue	34	35	35	35	35	34	34	35
Gross margin	66	65	65	65	65	66	65	65
Operating expenses:
Research and development	38	36	31	32	36	31	25	22
Sales and marketing	59	53	47	43	53	54	47	39
General and administrative	15	12	12	9	11	10	9	9
Legal settlement	—	—	15	—	—	—	—	—
Total operating expenses	112	101	105	84	100	95	81	70
Loss from operations	(46)	(36)	(40)	(19)	(35)	(29)	(15)	(5)
Other income (expense), net	1	—	—	1	1	2	1	1
Loss before provision for income taxes	(45)	(36)	(40)	(18)	(34)	(27)	(14)	(4)
Provision for income taxes	1	—	—	1	—	—	1	—
Net loss	(46)%	(36)%	(40)%	(19)%	(34)%	(27)%	(15)%	(4)%
Liquidity and Capital Resources
As of January 31, 2018, we had cash, cash equivalents and marketable securities of $597.3 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses as reflected in our accumulated deficit of $980.1 million. We expect to continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.

In October 2015, we completed our initial public offering of Class A common stock, in which we sold 28,750,000 shares, including 3,750,000 shares from the full exercise of the underwriters’ overallotment option. The shares were sold at an initial public offering price of $17.00 per share for net proceeds of $459.4 million, after deducting underwriting discounts and commissions of $29.3 million. We also incurred offering costs of $4.5 million.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the addition of office space, the timing of new product introductions and the continuing market acceptance of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. For example, we acquired a portfolio of technology patents for $1.0 million during the year ended January 31, 2017. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
As of January 31, 2017 and 2018, we had letters of credit in the aggregate amount of $7.7 million and $9.6 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature at various dates through August 2026.
In March 2018, we amended our Mountain View, California lease signed in August 2017 to add a ten-year lease for an additional 31,571 square feet of office space for a total rent obligation and management fees of approximately $34.8 million. In connection with this lease amendment, we issued a letter of credit of $1.5 million.
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2016	2017	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(7,856)	$(14,362)	$72,756
Net cash used in investing activities	(41,840)	(447,223)	(59,188)
Net cash provided by financing activities	461,731	40,518	46,814
Operating Activities
Net cash provided by operating activities during the year ended January 31, 2018 was $72.8 million, which resulted from net cash inflows of $35.9 million from changes in operating assets and liabilities, as well as non-cash addback of $212.4 million ($150.7 million in stock-based compensation expense and $61.7 million in depreciation and amortization), which more than offset our net loss of $177.6 million. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $102.9 million increase in deferred revenue and $55.9 million increases in accounts payable and accrued compensation and other liabilities, partially offset by a $74.5 million increase in accounts receivable, $23.8 million increase in prepaid expenses and other assets, $12.6 million increase in inventory, and a $12.0 million increase in deferred commissions. The increases in accounts receivable, deferred revenue, and deferred commissions were primarily attributable to revenue growth during the year ended January 31, 2018. The increases in accounts payable, accrued compensation and other liabilities, inventory, and prepaid expenses and other assets are primarily driven by increased activities to support overall business growth.
Net cash used in operating activities during the year ended January 31, 2017 was $14.4 million which resulted from a net loss of $245.1 million, including a $30.0 million one-time legal settlement payment, partially offset by non-cash charges for stock-based compensation expense of $116.7 million, $50.2 million for depreciation and amortization and net cash inflows of $62.2 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $86.9 million increase in deferred revenue and a $30.0 million increase in accrued compensation and other liabilities and accounts payable, partially offset by a $44.0 million increase in accounts receivable, $6.1 million increase in prepaid expenses and other assets and $3.8 million increase in inventory. The increases in accounts receivable and deferred revenue was primarily due to new sales order growth during the year ended January 31, 2017. The increases in inventory, accrued compensation and other liabilities and accounts payable were primarily attributed to increased activities to support overall business growth.

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
Investing Activities
Net cash used in investing activities during the year ended January 31, 2018 of $59.2 million resulted from capital expenditures of $65.1 million and an increase in restricted cash of $2.0 million primarily related to security deposits for office space, partially offset by the net proceeds from sales and maturities of marketable securities of $7.9 million.
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
Financing Activities
Net cash provided by financing activities of $46.8 million during the year ended January 31, 2018 was primarily due to $24.7 million of proceeds from the exercise of stock options and $22.1 million of proceeds from issuance of common stock under ESPP.
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

Contractual Obligations and Commitments
The following table sets forth our non-cancellable contractual obligations as of January 31, 2018.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$112,999	$19,321	$38,710	$31,241	$23,727
Purchase obligations	26,825	6,742	20,083	—	—
Total	$139,824	$26,063	$58,793	$31,241	$23,727
Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
In March 2018, we amended our Mountain View, California lease signed in August 2017 to add a ten-year lease for an additional office space for a total rent obligation and management fees of approximately $34.8 million. In connection with this lease amendment, we issued a letter of credit of $1.5 million.
Off-Balance Sheet Arrangements
Through January 31, 2018, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Provision for Income Taxes
As of January 31, 2018, we had U.S. federal and state net operating loss (NOL) carryforwards of $508.9 million and $331.9 million, that expire commencing in 2028. Under Section 382 of the U.S. Internal Revenue Code of 1986, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In February 2018, we completed an analysis through January 2018 to evaluate whether there are any limitations of our NOLs and concluded no limitations currently exist.  While we do not have any limitations currently existing, an ownership change that would result in limitations, regulatory changes, such as suspension on the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to our employees, including restricted stock units (RSUs), stock options and purchase rights granted under our 2015 ESPP, based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards and purchase rights granted under our 2015 ESPP. RSUs are measured at the fair market value of the underlying stock at the grant date. We recognize the fair value of stock options, RSUs and purchase rights granted under our 2015 ESPP as stock-based compensation expense on a straight line basis over the requisite service period or, in the case of purchase rights granted under our 2015 ESPP, over the offering period. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied. Subsequent to the early adoption of ASU 2016-09 that became effective on February 1, 2016, we account for forfeitures as they occur.

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
These assumptions and estimates are as follows:

•
Fair Value of Common Stock. Prior to our IPO in October 2015, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date including, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) recent private stock sales transactions; (iii) the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our business, given prevailing market conditions; and (vii) the market performance of comparable publicly traded companies.

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

•
Expected Volatility. Since we have limited trading history of our common stock, the expected volatility was determined based on the historical stock volatilities of our comparable companies. Comparable companies consist of public companies in our industry which are similar in size, stage of life cycle and financial leverage. We intend to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of January 31, 2017 and 2018, we had cash, cash equivalents and marketable securities of $546.7 million and $597.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes.

Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $3.3 million as of January 31, 2018.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% of all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at January 31, 2018 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $16.9 million as of January 31, 2018.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2017 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2017 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/S/ DELOITTE & TOUCHE LLP
San Jose, California
March 26, 2018

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2018, of the Company and our report dated March 26, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/S/ DELOITTE & TOUCHE LLP
San Jose, California
March 26, 2018

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$183,675	$244,057
Marketable securities	362,986	353,289
Accounts receivable, net of allowance of $2,000 and $1,062 as of January 31, 2017 and 2018	168,978	243,001
Inventory	23,498	34,497
Deferred commissions, current	15,787	22,437
Prepaid expenses and other current assets	25,157	47,552
Total current assets	780,081	944,833
Property and equipment, net	81,695	89,142
Intangible assets, net	6,560	5,057
Deferred income taxes, non-current	844	1,060
Other assets, non-current	30,565	39,315
Total assets	$899,745	$1,079,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,719	$84,420
Accrued compensation and benefits	39,252	59,898
Accrued expenses and other liabilities	21,697	26,829
Deferred revenue, current	158,095	209,377
Liability related to early exercised stock options	1,362	320
Total current liabilities	273,125	380,844
Deferred revenue, non-current	145,031	196,632
Other liabilities, non-current	3,159	4,025
Total liabilities	421,315	581,501
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2017 and 2018; no shares issued and outstanding as of January 31, 2017 and 2018	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2017 and 2018; 204,364 (Class A 87,027, Class B 117,337) and 220,979 (Class A 129,502, Class B 91,477) shares issued and outstanding as of January 31, 2017 and 2018	20	22
Additional paid-in capital	1,281,452	1,479,883
Accumulated other comprehensive loss	(562)	(1,917)
Accumulated deficit	(802,480)	(980,082)
Total stockholders’ equity	478,430	497,906
Total liabilities and stockholders’ equity	$899,745	$1,079,407

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2016	2017	2018
Revenue:
Product	$375,733	$590,001	$813,985
Support	64,600	137,976	209,034
Total revenue	440,333	727,977	1,023,019
Cost of revenue:
Product	132,870	194,150	275,242
Support	35,023	58,129	78,539
Total cost of revenue	167,893	252,279	353,781
Gross profit	272,440	475,698	669,238
Operating expenses:
Research and development	166,645	245,817	279,196
Sales and marketing	240,574	360,035	480,030
General and administrative	75,402	84,652	95,170
Legal settlement	—	30,000	—
Total operating expenses	482,621	720,504	854,396
Loss from operations	(210,181)	(244,806)	(185,158)
Other income (expense), net	(2,002)	1,627	11,445
Loss before provision for income taxes	(212,183)	(243,179)	(173,713)
Provision for income taxes	1,569	1,887	3,889
Net loss	$(213,752)	$(245,066)	$(177,602)
Net loss per share attributable to common stockholders, basic and diluted	$(2.59)	$(1.26)	$(0.84)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,460	194,714	211,609

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2016	2017	2018
Net loss	$(213,752)	$(245,066)	$(177,602)
Other comprehensive loss:
Change in unrealized net loss on available-for-sale securities	—	(562)	(1,355)
Comprehensive loss	$(213,752)	$(245,628)	$(178,957)

See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—January 31, 2015	122,281	$543,940	36,465	$4	$41,749	$—	$(341,583)	$(299,830)
Conversion of convertible preferred stock to common stock upon initial public offering	(122,281)	(543,940)	122,281	12	543,928	—	—	543,940
Issuance of common stock upon initial public offering, net of offering costs of $4,539	—	—	28,750	3	455,135	—	—	455,138
Issuance of common stock to Pure Good Foundation	—	—	700	—	11,900	—	—	11,900
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,313	—	6,008	—	—	6,008
Stock-based compensation expense	—	—	—	—	58,225	—	—	58,225
Vesting of early exercised stock options	—	—	—	—	1,725	—	—	1,725
Net loss	—	—	—	—	—	—	(213,752)	(213,752)
Balance—January 31, 2016	—	$—	190,509	$19	$1,118,670	$—	$(555,335)	$563,354
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	2,079	—	(2,079)	—
Issuance of common stock upon exercise of stock options	—	—	10,180	1	15,030	—	—	15,031
Stock-based compensation expense	—	—	—	—	116,668	—	—	116,668
Vesting of early exercised stock options	—	—	—	—	3,399	—	—	3,399
Vesting of restricted stock units	—	—	1,238	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	2,437	—	25,606	—	—	25,606
Other comprehensive loss	—	—	—	—	—	(562)	—	(562)
Net loss	—	—	—	—	—	—	(245,066)	(245,066)
Balance—January 31, 2017	—	$—	204,364	$20	$1,281,452	$(562)	$(802,480)	$478,430
Issuance of common stock upon exercise of stock options	—	—	8,814	1	24,580	—	—	24,581
Stock-based compensation expense	—	—	—	—	150,673	—	—	150,673
Vesting of early exercised stock options	—	—	—	—	1,042	—	—	1,042
Vesting of restricted stock units	—	—	5,278	1	(1)	—	—	—
Common stock issued under employee stock purchase plan	—	—	2,523	—	22,137	—	—	22,137
Other comprehensive loss	—	—	—	—	—	(1,355)	—	(1,355)
Net loss	—	—	—	—	—	—	(177,602)	(177,602)
Balance—January 31, 2018	—	$—	220,979	$22	$1,479,883	$(1,917)	$(980,082)	$497,906

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2016	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(213,752)	$(245,066)	$(177,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,254	50,203	61,744
Stock-based compensation expense	58,225	116,668	150,673
Contribution of common stock to the Pure Good Foundation	11,900	—	—
Other	(1,093)	1,584	2,054
Changes in operating assets and liabilities:
Accounts receivable, net	(67,292)	(44,049)	(74,505)
Inventory	1,481	(3,776)	(12,595)
Deferred commissions	(13,021)	(740)	(11,997)
Prepaid expenses and other assets	(8,704)	(6,133)	(23,799)
Accounts payable	24,901	10,644	29,278
Accrued compensation and other liabilities	24,710	19,381	26,622
Deferred revenue	142,535	86,922	102,883
Net cash provided by (used in) operating activities	(7,856)	(14,362)	72,756
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(39,355)	(76,773)	(65,060)
Purchase of intangible assets	—	(1,000)	—
Purchases of marketable securities	—	(526,717)	(202,656)
Sales of marketable securities	—	114,354	66,489
Maturities of marketable securities	—	48,513	144,068
Net increase in restricted cash	(2,485)	(5,600)	(2,029)
Net cash used in investing activities	(41,840)	(447,223)	(59,188)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of issuance costs	459,425	—	—
Net proceeds from exercise of stock options	6,008	14,912	24,677
Proceeds from issuance of common stock under employee stock purchase plan	—	25,606	22,137
Payments of deferred offering costs	(3,702)	—	—
Net cash provided by financing activities	461,731	40,518	46,814
Net increase (decrease) in cash and cash equivalents	412,035	(421,067)	60,382
Cash and cash equivalents, beginning of period	192,707	604,742	183,675
Cash and cash equivalents, end of period	$604,742	$183,675	$244,057
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,118	$2,866	$3,090
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of convertible preferred stock to common stock upon initial public offering	$543,940	$—	$—
Property and equipment purchased but not yet paid	$6,212	$7,414	$9,940
Vesting of early exercised stock options	$1,725	$3,399	$1,042
Unpaid deferred offering costs	$546	$—	$—

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
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. For the years ended January 31, 2016, 2017 and 2018, we recorded net foreign currency transaction losses of $2.3 million, $2.6 million, and a net foreign currency transaction gain of $6.0 million, respectively.
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
Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. As of January 31, 2017 and 2018, substantially all of our cash and cash equivalents have been invested with three financial institutions and such deposits exceed federally insured limits. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. We define a customer as an end user that purchases our products and services from one of our channel partners or from us directly. Our revenue and accounts receivable are derived substantially from the United States across a multitude of industries. We perform ongoing evaluations to determine customer credit. As of January 31,

2017, we had one channel partner that represented 10% or more of total accounts receivable on that date. As of January 31, 2018, no channel partner represented 10% or more of total accounts receivable on that date. No single channel partner represented 10% or more of revenue for the years ended January 31, 2016 and 2018. One channel partner represented 11% of revenue for the year ended January 31, 2017. No end customer represented 10% or more of revenue for the years ended January 31, 2016, 2017 and 2018. We rely on a limited number of suppliers for our contract manufacturing and certain raw material components. In instances where suppliers fail to perform their obligations, we may be unable to find alternative suppliers or satisfactorily deliver our products to our customers on time.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market accounts, purchased with an original maturity of three months or less.
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
The following table presents the changes in the allowance for doubtful accounts:

	Year Ended January 31,
	2016	2017	2018
	(in thousands)
Allowance for doubtful accounts, beginning balance	$210	$944	$2,000
Provision, net	918	1,394	482
Writeoffs	(184)	(338)	(1,420)
Allowance for doubtful accounts, ending balance	$944	$2,000	$1,062

Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. As of January 31, 2017 and 2018, we had restricted cash of $12.7 million and $14.8 million, which was included in other assets, non-current in the consolidated balance sheets.
Inventory
Inventory consists of finished goods and component parts, which are purchased from contract manufacturers. Product demonstration units, which we regularly sell, are the primary component of our inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for finished goods and weighted-average method for component parts. We account for excess and obsolete inventory by reducing the carrying value to the estimated net realizable value of the inventory based upon management’s assumptions about future demand and market conditions. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. As of January 31, 2018, we did not record any liability related to the above. Inventory write-offs were insignificant for the years ended January 31, 2016, 2017 and 2018.
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
Intangible Assets
Intangible assets are stated at cost, net of accumulated amortization. We amortize our intangible assets on a straight-line basis over an estimated useful life of five to seven years. During the year ended January 31, 2017, we acquired certain technology patents for $1.0 million, which are amortized on a straight-line basis over an estimated useful life of five years.
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
As of January 31, 2017 and 2018, we recorded deferred commissions, current, of $15.8 million and $22.4 million, and deferred commissions, non-current, of $14.9 million and $20.3 million, within other assets, non-current in the consolidated balance sheets. During the years ended January 31, 2016, 2017 and 2018, we recognized sales commission expenses of $47.2 million, $84.8 million, and $119.8 million, respectively.

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
Therefore, given that substantially all our products sales are sold together with maintenance and support agreements, we generally do not have exposure related to warranty costs and no warranty reserve has been recorded.
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
Software development costs also include costs incurred related to our hosted applications used to deliver our support services. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and the software will be used to perform the intended function. Total costs related to our hosted applications incurred to date have been insignificant and as a result no software development costs were capitalized during the years ended January 31, 2016, 2017 and 2018.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $6.2 million, $10.7 million and $10.3 million for the years ended January 31, 2016, 2017 and 2018, respectively.
Stock-Based Compensation
Stock-based compensation includes expenses related to restricted stock units (RSUs), stock options and purchase rights issued to employees under our ESPP. We determine the fair value of our stock options under our equity plans and purchase rights issued to employees under our ESPP on the date of grant utilizing the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and expected dividend yield. RSUs are measured at the fair market value of the underlying stock at the grant date.
We recognize stock-based compensation expense for stock-based awards on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (generally the vesting period of the award). Subsequent to the adoption of Accounting Standards Update (ASU) No. 2016-09 (ASU 2016-09) on February 1, 2016, we account for forfeitures as they occur. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09 or ASC 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 will supersede nearly all existing revenue recognition guidance under U.S. GAAP when it becomes effective. The standard permits two methods of adoptions: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of applying the standard recognized at the date of application (cumulative catch-up transition method).
We have adopted the standard using the full retrospective method beginning February 1, 2018, for the year ending January 31, 2019, and our historical financial information for the years ended January 31, 2017 and 2018 will be restated to conform to the new standard. The impact on our consolidated financial statements upon the adoption of the standard is primarily as follows:

•
An increase in total revenue of $11.2 million and $1.8 million for the years ended January 31, 2017 and 2018 (an increase in product revenue of $24.5 million and $20.5 million for the years ended January 31, 2017 and 2018 and a decrease in support revenue of $13.3 million and $18.7 million for the years ended January 31, 2017 and 2018), and a decrease in deferred revenue of $30.1 million and $31.9 million as of January 31, 2017 and 2018, due to the removal of limitation on contingent revenue;

•
A decrease in commission expense of $12.3 million and $16.0 million for the years ended January 31, 2017 and 2018, and an increase in deferred commissions of $28.2 million and $44.2 million as of January 31, 2017 and 2018, due to a change in amortization period from contract term (typically ranging from one to five years) to an expected useful life of six years;

•	A decrease in loss from operations of $23.5 million and $17.8 million for the years ended January 31, 2017 and 2018, due to the changes above.
In addition, the adoption of the standard does not have a significant impact to the provision for income taxes on our consolidated statements of operations, nor does it impact net cash provided by or used in operating, investing, or financing activities on our consolidated statements of cash flows.
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
In August 2016, the FASB issued ASU No. 2016-15 (Topic 230) Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This standard is effective for us beginning on February 1, 2018 and will be applied on a retrospective basis. We do not expect the adoption of this standard will have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for us beginning on February 1, 2018 and will be applied on a modified retrospective basis. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for us beginning on February 1, 2018 and will be applied on a retrospective basis. We do not expect the adoption of this standard will have a significant impact on our cash flow activity presented on our consolidated statements of cash flows.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. This standard will be effective for us beginning February 1, 2018 and will be applied on a prospective basis. We do not expect the adoption of this standard will have a significant impact on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. This standard will be effective for us beginning February 1, 2019 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Act) pursuant to Staff Accounting Bulletin No. 18, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. We are currently evaluating the impact of this standard on our consolidated financial statements.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation.

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
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2017 and 2018 (in thousands):

	January 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$12,734	$—	$—	$12,734
Level 2
U.S. government treasury notes	148,298	22	(289)	148,031	13,226	134,805	—
U.S. government agencies	40,398	2	(159)	40,241	—	40,241	—
Corporate debt securities	185,701	242	(379)	185,564	—	185,564	—
Foreign government bonds	2,377	2	(3)	2,376	—	2,376	—
Total	$376,774	$268	$(830)	$388,946	$13,226	$362,986	$12,734

	January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,057	$17,294	$—	$14,763
Level 2
U.S. government treasury notes	131,643	—	(651)	130,992	10,172	120,820	—
U.S. government agencies	47,229	—	(333)	46,896	—	46,896	—
Corporate debt securities	186,506	116	(1,049)	185,573	—	185,573	—
Total	$365,378	$116	$(2,033)	$395,518	$27,466	$353,289	$14,763

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	January 31, 2018
	Amortized Cost	Fair Value
Due within one year	$173,537	$173,278
Due in one to five years	181,669	180,011
Total	$355,206	$353,289

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our marketable securities as of January 31, 2018 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position as of January 31, 2018, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$68,212	$(219)	$52,607	$(432)	$120,819	$(651)
U.S. government agencies	23,004	(156)	23,892	(177)	46,896	(333)
Corporate debt securities	117,165	(732)	33,132	(317)	150,297	(1,049)
Total	$208,381	$(1,107)	$109,631	$(926)	$318,012	$(2,033)

Gross realized gains and losses on sale of marketable securities were immaterial for the years ended January 31, 2017 and 2018.

Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	January 31,
	2017	2018
Raw materials	$3,003	$1,181
Finished goods	20,495	33,316
Inventory	$23,498	$34,497

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31,
	2017	2018
Test equipment	$105,955	$142,311
Computer equipment and software	54,521	72,329
Furniture and fixtures	4,494	5,363
Leasehold improvements	10,332	15,032
Total property and equipment	175,302	235,035
Less: accumulated depreciation and amortization	(93,607)	(145,893)
Property and equipment, net	$81,695	$89,142

Depreciation and amortization expense related to property and equipment was $31.0 million, $48.8 million and $60.2 million for the years ended January 31, 2016, 2017 and 2018, respectively.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	January 31,
	2017	2018
Technology patents	$10,125	$10,125
Accumulated amortization	(3,565)	(5,068)
Intangible assets, net	$6,560	$5,057

Intangible assets amortization expense was $1.3 million, $1.4 million and $1.5 million for the years ended January 31, 2016, 2017 and 2018, respectively. The weighted-average remaining useful life of the technology patents is 3.4 years. Due to the defensive nature of these patents, the amortization is included in general and administrative expenses in the consolidated statements of operations.
As of January 31, 2018, expected future amortization expense for intangible assets is as follows (in thousands):

Year Ending January 31,	Estimated Future Amortization Expense
2019	$1,504
2020	1,504
2021	1,504
2022	545
Total	$5,057
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	January 31,
	2017	2018
Taxes payable	$1,675	$4,052
Accrued marketing	6,718	5,928
Accrued travel and entertainment expenses	2,235	4,386
Other accrued liabilities	11,069	12,463
Total accrued expenses and other liabilities	$21,697	$26,829

Note 5. Commitments and Contingencies

Operating Leases

We lease our office facilities under operating lease agreements expiring through April 2026. Certain of these lease agreements have escalating rent payments. We recognize rent expense under such agreements on a straight-line basis over the lease term, and the difference between the rent paid and the straight-line rent is recorded in accrued expenses and other liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

In August 2017, we entered into a seven-year operating lease for approximately 45,831 square feet of office space in Mountain View, California with a total rent obligation and management fees of $32.2 million.
In March 2018, we amended our Mountain View, California lease signed in August 2017 to add a ten-year lease for additional 31,571 square feet of office space for a total rent obligation and management fees of approximately $34.8 million, which are excluded from the table below. In connection with this lease amendment, we issued a letter of credit of $1.5 million.

As of January 31, 2018, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending January 31,	Operating Leases
2019	$19,321
2020	18,627
2021	20,083
2022	17,250
2023	13,991
Thereafter	23,727
Total	$112,999

Rent expense recognized under our operating leases were $11.0 million, $16.6 million and $19.4 million for the years ended January 31, 2016, 2017 and 2018, respectively.

Purchase Obligations
As of January 31, 2017 and 2018, we had $4.1 million and $26.8 million of non-cancelable contractual purchase obligations related to certain software service and other contracts.

Letters of Credit
In connection with the lease executed in August 2017, we issued a letter of credit of $2.6 million. As of January 31, 2017 and 2018, we had letters of credit in the aggregate amount of $7.7 million and $9.6 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature at various dates through August 2026.
Legal Matters
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

From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that may have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any material loss contingency on our consolidated balance sheet as of January 31, 2018.
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

Note 6. Stockholders’ Equity
Preferred Stock
Upon the closing of our IPO in October 2015, we filed an Amended and Restated Certificate of Incorporation, which authorized 20,000,000 shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of January 31, 2018, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of January 31, 2018, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of January 31, 2018, 129,502,242 shares of Class A common stock were issued and outstanding and 91,476,735 shares of Class B common stock were issued and outstanding.
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
Common Stock Reserved for Issuance
As of January 31, 2018, we had reserved shares of common stock for future issuance as follows:

January 31, 2018
Shares underlying outstanding stock options	46,359,949
Shares underlying outstanding restricted stock units	17,682,646
Shares reserved for future equity awards	19,684,916
Shares reserved for future employee stock purchase plan awards	2,489,767
Total	86,217,278

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

The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). Except for the initial offering period, the 2015 ESPP provides for 24 month offering periods beginning March 16th and September 16th of each year, and each offering period will consist of four six-month purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset). On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date.

Since inception, we had two ESPP resets. The first ESPP reset occurred when our closing stock price on March 16, 2016 was below the closing stock price on October 7, 2015, which triggered a new 24-month offering period through March 15, 2018, resulting in a modification charge of approximately $10.6 million to be recognized over the new offering period. The second ESPP reset occurred when our closing stock price on March 16, 2017 was below the closing stock prices on March 16, 2016 and September 16, 2016, which triggered a new 24-month offering period through March 15, 2019, resulting in another modification charge of approximately $9.0 million. This amount along with the remaining unamortized expense from the first reset, is being recognized over the new offering period ending March 15, 2019.

During the years ended January 31, 2016, 2017 and 2018, we recognized $4.4 million, $18.3 million and $18.3 million, respectively, of stock-based compensation expense related to our 2015 ESPP. As of January 31, 2018, there was $26.4 million of unrecognized stock-based compensation expense related to our 2015 ESPP which is expected to be recognized over a weighted-average period of approximately 1.1 years.
Early Exercise of Stock Options
Certain employees and directors have exercised options granted under the 2009 Plan prior to vesting. The unvested shares are subject to a repurchase right held by us at the original purchase price. The proceeds initially are recorded as liability related to early exercised stock options and reclassified to additional paid-in capital as the repurchase right lapses. No unvested stock options were exercised during the years ended January 31, 2016, 2017 and 2018. In the year ended January 31, 2016, we repurchased 15,000 shares of unvested common stock related to early exercised stock options at the original purchase price due to the termination of an employee. No shares were repurchased during the years ended January 31, 2017 and 2018. As of January 31, 2017 and 2018, 494,117 and 85,262 shares held by employees and directors were subject to repurchase at an aggregate price of $1.4 million and $0.3 million.
Stock Options
A summary of activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of January 31, 2017	56,840,189	$7.15	7.0	$315,502
Options granted	1,000,000	14.92
Options exercised	(8,814,019)	2.79
Options cancelled/forfeited	(2,666,221)	13.91
Balance as of January 31, 2018	46,359,949	$7.75	6.3	$574,224
Vested and exercisable as of January 31, 2018	28,990,955	$5.30	5.7	$430,325

The aggregate intrinsic value of options vested and exercisable as of January 31, 2018 is calculated based on the difference between the exercise price and the closing price of $20.14 of our Class A common stock on January 31, 2018. The aggregate intrinsic value of options exercised for the years ended January 31, 2016, 2017 and 2018 was $29.5 million, $114.2 million and $104.9 million, respectively.
The weighted-average grant date fair value of options granted was $8.38, $5.57 and $5.57 per share for the years ended January 31, 2016, 2017 and 2018, respectively. The total grant date fair value of options vested for the years ended January 31, 2016, 2017 and 2018 was $35.4 million, $61.8 million and $42.5 million, respectively.
As of January 31, 2018, total unamortized stock-based compensation expense related to our employee stock options was $74.4 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
During the year ended January 31, 2016, we granted options to purchase 238,000 shares of common stock, net of cancellations, that vest upon satisfaction of performance and service conditions. For those options that management determined that the performance condition was satisfied, stock-based compensation expense of $2.5 million, $3.3 million and $0.6 million was recognized during the years ended January 31, 2016, 2017 and 2018, respectively. As of January 31, 2017 and 2018, there were no outstanding stock options subject to performance vesting conditions.
In November 2016, we modified employee stock option awards to purchase 800,000 shares of our common stock. The modification included an immediate acceleration of performance-based options to purchase 360,000 shares of common stock and an acceleration of time-based options to purchase 440,000 shares of common stock contingent on continued employment through January 31, 2017. This modification resulted in stock-based compensation expense of $5.9 million that was recognized during the year ended January 31, 2017.
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
We estimate the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2016	2017	2018
Employee Stock Options
Expected term (in years)	6.0 - 7.4	6.1	6.1
Expected volatility	48% - 52%	44%	47%
Risk-free interest rate	1.5% - 1.9%	1.3% - 1.5%	1.9%
Dividend rate	—	—	—
Fair value of common stock	$13.94 - $19.68	$10.37 - $14.52	$12.84
Employee Stock Purchase Plan
Expected term (in years)	0.4 - 1.9	0.5 - 2.0	0.5 - 2.0
Expected volatility	49%	41%	35% - 39%
Risk-free interest rate	0.1% - 0.7%	0.5% - 0.9%	0.9% - 1.4%
Dividend rate	—	—	—

The assumptions used in the Black-Scholes option pricing model were determined as follows.
Fair Value of Common Stock—Prior to our IPO in October 2015, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date, including (i) contemporaneous third-party valuations of common stock; (ii) the prices for our convertible preferred stock sold to outside investors; (iii) the rights and preferences of convertible preferred stock relative to common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of Pure Storage, given prevailing market conditions. Subsequent to our IPO, we use the market closing price of our Class A common stock as reported on the New York Stock Exchange to determine the fair value of our common stock at each grant date.
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

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Unvested balance as of January 31, 2017	8,783,024	$13.06	$99,863
Granted	15,779,364	12.16
Vested	(5,277,679)	12.30
Forfeited	(1,602,063)	11.88
Unvested balance of January 31, 2018	17,682,646	$12.60	$356,117

In March 2017, we granted 750,000 performance stock units (net of 77,000 canceled units) with both performance and service vesting conditions payable in common shares from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. At January 31, 2018, the performance condition was satisfied. Stock-based compensation expense for these performance stock units was $4.2 million for the year ended January 31, 2018 and total unamortized stock-based compensation expense was $3.3 million as of January 31, 2018, which is expected to be recognized over 2.2 years.

In August 2017, we granted 464,744 performance stock units with both performance and service vesting conditions payable in common shares from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. Because the performance condition for these stock units was not established as of January 31, 2018, there was no grant date from an accounting perspective and no stock-based compensation expense was recognized. Also, no grant date fair value was considered in the calculation of weighted-average grant date fair value in the table above. In March 2018, the performance condition for these performance stock units was established and the grant date fair value of these stock units was $21.13 per share. Stock-based compensation expense will be recognized under the accelerated attribution method over the vesting period through December 2020.

In March 2018, we converted 1,375,210 performance stock units and restricted stock units to 1,375,210 shares of restricted stock. The conversion did not change the fair value or vesting conditions and therefore no modification is required.

The aggregate fair value of restricted stock units that vested during the year ended January 31, 2018 was $75.5 million.

As of January 31, 2018, total unamortized stock-based compensation expense related to outstanding restricted stock units was $187.2 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2016	2017	2018
Cost of revenue—product	$276	$601	$1,630
Cost of revenue—support	2,388	5,639	9,050
Research and development	31,135	63,495	71,229
Sales and marketing	16,966	34,317	47,687
General and administrative	7,460	12,616	21,077
Total stock-based compensation expense	$58,225	$116,668	$150,673

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2016	2017	2018
Net loss	$(213,752)	$(245,066)	$(177,602)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,460	194,714	211,609
Net loss per share attributable to common stockholders, basic and diluted	$(2.59)	$(1.26)	$(0.84)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2016	2017	2018
Stock options to purchase common stock	61,795	63,984	52,424
Restricted stock units	—	5,216	15,496
Employee stock purchase plan	170	1,310	1,544
Early exercised stock options	3,618	2,106	246
Total	65,583	72,616	69,710

Note 9. Income Taxes
The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2016	2017	2018
Domestic	$(195,019)	$(200,355)	$(135,115)
International	(17,164)	(42,824)	(38,598)
Total	$(212,183)	$(243,179)	$(173,713)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2016	2017	2018
Current:
State	$210	$389	$525
Foreign	2,198	1,806	3,580
Total	$2,408	$2,195	$4,105
Deferred:
Foreign	(839)	(308)	(216)
Provision for income taxes	$1,569	$1,887	$3,889

The reconciliation of the federal statutory income tax rate and effective income tax rate is as follows (in thousands):

	Year Ended January 31,
	2016	2017	2018
Tax at federal statutory rate	$(72,142)	$(82,682)	$(57,144)
State tax, net of federal benefit	152	276	351
Stock-based compensation expense	10,866	(5,242)	(9,953)
Research and development tax credits	(3,832)	(1,570)	(7,629)
Foreign rate differential	7,106	15,878	18,667
Change in valuation allowance	58,979	73,863	(48,703)
Remeasurement of deferred tax assets and liabilities	—	—	107,029
Other	440	1,364	1,271
Provision for income taxes	$1,569	$1,887	$3,889

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2017	2018
Deferred tax assets:
Net operating loss carryforwards	$173,942	$127,621
Tax credit carryover	15,319	33,105
Accruals and reserves	3,112	1,809
Deferred revenue	53,424	46,570
Stock-based compensation expense	26,401	24,133
Depreciation and amortization	7,302	15,367
Charitable contribution carryforwards	4,345	2,892
Other	—	465
Total deferred tax assets	283,845	251,962
Valuation allowance	(271,779)	(240,519)
Total deferred tax assets, net of valuation allowance	12,066	11,443
Deferred tax liabilities:
Deferred commissions	(11,222)	(10,383)
Total deferred tax liabilities	(11,222)	(10,383)
Net deferred tax assets	$844	$1,060

The Tax Act was signed into law on December 22, 2017. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result, our U.S. federal and state deferred tax assets and valuation allowance each decreased by approximately $98 million, and accordingly there is no impact to our provision for income taxes. Since we have a January 31 fiscal year end, we have a federal blended tax rate of 32.9% for the year ended January 31, 2018 and 21% thereafter on any current U.S. federal taxes payable.

The Tax Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, limitations on the deductibility of executive compensation, limitation or modification on the deductibility of certain business expenses, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the introduction of a base erosion and anti-abuse tax. We will continue to assess the impact of the Tax Act during the one-year measurement period from the Tax Act enactment date as allowed by Staff Accounting Bulletin No. 118 (SAB 118) issued in connection with the Tax Act. We expect to complete the accounting for the tax effects of the Tax Act in calendar year 2018.

As of January 31, 2018, the undistributed earnings of $20.8 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

As of January 31, 2018, we had net operating loss carryforwards for federal income tax purposes of approximately $508.9 million and state income tax purposes of approximately $331.9 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2028 for federal and state income tax purposes.
We had federal and state research and development tax credit carryforwards of approximately $26.6 million and $22.2 million as of January 31, 2018. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $68.0 million, $90.9 million, and decreased by $31.3 million, respectively, during the years ended January 31, 2016, 2017 and 2018.
Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In February 2018, we completed an analysis through January 2018 to evaluate whether there are any limitations of our net operating loss carryforwards and concluded no limitations currently exist.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2016	2017	2018
Gross unrecognized tax benefits—beginning balance	$13,874	$15,470	$6,375
Decreases related to tax positions taken during prior years	(3,969)	(11,286)	(24)
Increases related to tax positions taken during prior years	35	—	619
Increases related to tax positions taken during current year	5,530	2,191	5,431
Gross unrecognized tax benefits—ending balance	$15,470	$6,375	$12,401

As of January 31, 2018, our gross unrecognized tax benefit was approximately $12.4 million, none of which if recognized, would have an impact on the effective tax rate because it would be offset by the reversal of deferred tax assets which are subject to a full valuation allowance.
As of January 31, 2018, we had no current or cumulative interest and penalties related to uncertain tax positions.

It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on our assessment, including experience and complex judgments about future events, we do not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on our consolidated financial position or results of operations.
We file income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. Our fiscal year 2014 federal income tax return examination by the Internal Revenue Service was concluded with no adjustments. The tax returns for fiscal years 2013 and forward remain open to examination by the major jurisdictions in which we are subject to tax. The tax returns for fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

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
The following table sets forth revenue by geographic area based on the billing address of our customers (in thousands):

	Year Ended January 31,
	2016	2017	2018
United States	$343,625	$561,352	$762,391
Rest of the world	96,708	166,625	260,628
Total revenue	$440,333	$727,977	$1,023,019

Long-lived assets by geographic area are summarized as follows (in thousands):

	January 31,
	2017	2018
United States	$78,692	$85,430
Rest of the world	3,003	3,712
Total long-lived assets	$81,695	$89,142

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of January 31, 2018.

The effectiveness of our internal control over financial reporting as of January 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls to facilitate our adoption of the new revenue recognition standard effective on February 1, 2018, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders (2018 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended January 31, 2018.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

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
Date: March 26, 2018

PURE STORAGE, INC.

By:	/s/ Charles H. Giancarlo
Charles H. Giancarlo
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitute and appoint Charles H. Giancarlo, Timothy Riitters, Scott Dietzen and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles H. Giancarlo	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2018
Charles H. Giancarlo
/s/ Timothy Riitters	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2018
Timothy Riitters
/s/ Scott Dietzen	Chairman	March 26, 2018
Scott Dietzen
/s/ John Colgrove	Chief Technology Officer and Director	March 26, 2018
John Colgrove
/s/ Aneel Bhusri	Director	March 26, 2018
Aneel Bhusri
/s/ Mark Garrett	Director	March 26, 2018
Mark Garrett
/s/ Anita M. Sands	Director	March 26, 2018
Anita M. Sands
/s/ Frank Slootman	Director	March 26, 2018
Frank Slootman
/s/ Mike Speiser	Director	March 26, 2018
Mike Speiser
/s/ Michelangelo Volpi	Director	March 26, 2018
Michelangelo Volpi

Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

10.1	Amended and Restated Investor Rights Agreement, by and between Pure Storage, Inc., and the investors listed on Exhibit A thereto, dated April 17, 2014, as amended.	S-1	333-206312	10.1	8/12/2015

10.2+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.3+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.4+	Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.4	9/9/2015

10.5+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.6+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.7+	Pure Storage, Inc. 2015 Employee Stock Purchase Plan.	S-1	333-206312	10.6	9/9/2015

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.10+	Offer Letter, by and between Pure Storage, Inc. and David Hatfield, dated November 13, 2012.	S-1	333-206312	10.9	8/12/2015

10.11+	Offer Letter, by and between Pure Storage, Inc. and Timothy Riitters, dated July 14, 2014.	S-1	333-206312	10.10	8/12/2015

10.12+	Pure Storage, Inc. Change in Control Severance Benefit Plan.	S-1	333-206312	10.12	9/24/2015

21.1*	List of Subsidiaries.	—	—	—	—

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.