Form 10-Q
period 2018-04-30
Pure Storage, Inc.
filed 2018-06-08
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2018, the registrant had 173,431,705 shares of its Class A common stock outstanding and 57,454,048 shares of its Class B common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2018	As of April 30, 2018
	(As Adjusted*)
ASSETS
Current assets:
Cash and cash equivalents	$244,057	$735,140
Marketable securities	353,289	362,817
Accounts receivable, net of allowance of $1,062 and $999 as of January 31, 2018 and April 30, 2018	243,001	195,926
Inventory	34,497	38,540
Deferred commissions, current	21,088	20,122
Prepaid expenses and other current assets	47,552	35,652
Total current assets	943,484	1,388,197
Property and equipment, net	89,142	94,280
Intangible assets, net	5,057	4,681
Deferred income taxes, non-current	1,060	1,175
Restricted cash	14,763	16,499
Deferred commissions, non-current	66,225	65,922
Other assets, non-current	4,264	5,305
Total assets	$1,123,995	$1,576,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,420	$63,994
Accrued compensation and benefits	59,898	30,778
Accrued expenses and other liabilities	26,829	25,629
Deferred revenue, current	191,229	199,622
Liability related to early exercised stock options	320	—
Total current liabilities	362,696	320,023
Convertible senior notes, net	—	430,253
Deferred revenue, non-current	182,873	188,992
Other liabilities, non-current	4,025	5,171
Total liabilities	549,594	944,439
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2018 and April 30, 2018; no shares issued and outstanding as of January 31, 2018 and April 30, 2018	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2018 and April 30, 2018; 220,979 (Class A 129,502, Class B 91,477) and 229,596 (Class A 164,207, Class B 65,389) shares issued and outstanding as of January 31, 2018 and April 30, 2018	22	23
Additional paid-in capital	1,479,883	1,602,121
Accumulated other comprehensive loss	(1,917)	(2,633)
Accumulated deficit	(903,587)	(967,891)
Total stockholders’ equity	574,401	631,620
Total liabilities and stockholders’ equity	$1,123,995	$1,576,059
*Prior period information has been adjusted to reflect the adoption impact of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), which we adopted on February 1, 2018.
 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended April 30,
	2017	2018
	(As Adjusted*)
Revenue:
Product	$142,850	$195,449
Support subscription	39,795	60,496
Total revenue	182,645	255,945

Cost of revenue:
Product	46,645	66,420
Support subscription	16,903	23,210
Total cost of revenue	63,548	89,630

Gross profit	119,097	166,315

Operating expenses:
Research and development	65,428	78,492
Sales and marketing	91,763	122,367
General and administrative	20,096	27,330
Total operating expenses	177,287	228,189

Loss from operations	(58,190)	(61,874)
Other income (expense), net	1,995	(999)
Loss before provision for income taxes	(56,195)	(62,873)
Provision for income taxes	964	1,431
Net loss	$(57,159)	$(64,304)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	205,783	223,768

* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended April 30,
	2017	2018
	(As Adjusted*)
Net loss	$(57,159)	$(64,304)
Other comprehensive income (loss):
Change in unrealized net gain (loss) on available-for-sale securities	117	(716)
Comprehensive loss	$(57,042)	$(65,020)

* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2017	2018
	(As Adjusted*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,159)	$(64,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,825	16,417
Amortization of debt discount and debt issuance costs	—	1,455
Stock-based compensation expense	32,219	43,955
Other	451	152
Changes in operating assets and liabilities:
Accounts receivable, net	36,571	47,143
Inventory	(16,105)	(4,429)
Deferred commissions	(1,367)	1,269
Prepaid expenses and other current assets	(3,944)	11,111
Accounts payable	(3,982)	(18,802)
Accrued compensation and other liabilities	(24,194)	(29,881)
Deferred revenue	8,384	14,510
Net cash provided by (used in) operating activities	(14,301)	18,596
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,769)	(22,296)
Purchases of marketable securities	(55,976)	(81,702)
Sales of marketable securities	5,384	10,454
Maturities of marketable securities	46,321	61,023
Net cash used in investing activities	(17,040)	(32,521)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	2,257	9,614
Proceeds from issuance of common stock under employee stock purchase plan	14,166	19,698
Proceeds from issuance of convertible senior notes, net of issuance costs	—	562,062
Payment for purchase of capped calls	—	(64,630)
Repurchase of common stock	—	(20,000)
Net cash provided by financing activities	16,423	506,744
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,918)	492,819
Cash, cash equivalents and restricted cash, beginning of period	196,409	258,820
Cash, cash equivalents and restricted cash, end of period	$181,491	$751,639

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$168,757	$735,140
Restricted cash	12,734	16,499
Cash, cash equivalents and restricted cash, end of period	$181,491	$751,639

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$790	$1,839
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$9,685	$8,316
Vesting of early exercised stock options	$298	$320
 * Prior period information has been adjusted to reflect the adoption impact of ASC 606 and ASU 2016-18, which we adopted on February 1, 2018.
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
We empower innovators to build a better world with data. Our data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our Pure1 cloud-based support and management platform simplifies storage administration, while real-time scanning enables us to find and fix issues before they have an impact. Our business model replaces the traditional forklift upgrade cycle with Evergreen Storage subscriptions to hardware and software innovation, support and maintenance.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2018.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2019 or any future period. Certain prior period amounts have been adjusted as a result of adoption of new accounting pronouncements. Refer to "Recently Adopted Accounting Pronouncements" below for further information.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets, property and equipment and deferred sales commissions, fair values of stock-based awards, provision for income taxes including related reserves, and contingent liabilities, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Restricted Cash
Restricted cash is comprised of cash collateral related to our leases and for a vendor corporate credit card program. As of January 31, 2018 and April 30, 2018, we had restricted cash of $14.8 million and $16.5 million on the condensed consolidated balance sheets.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts. Deferred commissions related to product revenues are recognized upon transfer of control to customers and deferred commissions related to support subscription revenue are amortized over an expected useful life of six years. We determine the expected useful life based on an estimated benefit period by evaluating our technology development life cycle, expected customer relationship period, and other factors. We classify deferred commissions as current and non-current on our condensed consolidated balance sheets based on the timing of when we expect to recognize the expense. Amortization of deferred commissions is included in sales and marketing expense in the condensed consolidated statements of operations.
Changes in total deferred commissions during the period presented are as follows (in thousands):

Three Months Ended April 30, 2018
Beginning balance as of January 31, 2018 (as adjusted)	$87,313
Additions	15,421
Recognition of deferred commissions	(16,690)
Ending balance as of April 30, 2018	$86,044
Of the $86.0 million total deferred commissions balance as of April 30, 2018, we expect to recognize approximately 23% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment loss in relation to capitalized commissions for the three months ended April 30, 2017 and 2018.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but that have not yet been recognized as revenue and consists of performance obligations pertaining to support subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in total deferred revenue during the three months ended April 30, 2018 are as follows (in thousands):

Three Months Ended April 30, 2018
Beginning balance as of January 31, 2018 (as adjusted)	$374,102
Additions	75,271
Recognition of deferred revenue	(60,759)
Ending balance as of April 30, 2018	$388,614
During the three months ended April 30, 2017, we recognized $43.0 million in revenue pertaining to deferred revenue as of January 31, 2017. During the three months ended April 30, 2018, we recognized $55.6 million in revenue pertaining to deferred revenue as of January 31, 2018.
Of the $388.6 million remaining performance obligations as of April 30, 2018, we expect to recognize approximately 51% as revenue over the next 12 months and the remainder thereafter.
Substantially all of our contracted but not invoiced performance obligations are subject to cancellation and, therefore, are not considered in our remaining performance obligations.
Revenue Recognition
We derive revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) support subscription revenue which includes customer support, hardware maintenance, and software upgrades on a when-and-if-available basis.
Our product revenue is derived from the sale of storage hardware and operating system software that is integrated into the hardware. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory.
Our support subscription revenue is derived from the sale of support subscription, which includes the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Revenue related to support subscription is recognized ratably over the contractual term, which generally ranges from one to six years and represents our performance obligations period. The vast majority of our products are sold with support subscription agreements, which typically commence upon transfer of control of the corresponding products to our customers. Costs to service the support subscription are expensed as incurred. In addition, our Evergreen Storage program provides our customers who continually maintain active support subscription agreements for three years with an included controller refresh with each additional three year support subscription renewal. In accordance with revenue recognition guidance, the controller refresh represents an additional performance obligation and the allocated revenue is recognized in the period in which these controllers are shipped.
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

When applying this five-step approach, we apply judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services are capable of being distinct in the context of the contract to be accounted for as a combined performance obligation. We allocate transaction price to each performance obligation for contracts that contain multiple performance obligations based on a relative standalone selling price, taking into account available information such as market conditions and internally approved pricing guidelines related to performance obligations.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09 or ASC 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP upon its effective date. The standard permits two methods of adoptions: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of applying the standard recognized at the date of application (cumulative catch-up transition method).
We adopted the standard using the full retrospective method beginning February 1, 2018, for the year ending January 31, 2019, and our historical financial information for the years ended January 31, 2017 and 2018 has been adjusted to conform to the new standard.
The most significant impact of the standard related to the removal of limitation on contingent revenue, resulting in an increase in product revenue and a decrease in support subscription revenue. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of sales commissions. While the adoption of the standard changes certain line items within the net cash flow from operating activities, it had no impact to the net cash provided by or used in operating, investing, or financing activities on our condensed consolidated statements of cash flows.
The following line items on our condensed consolidated balance sheet as of January 31, 2018 have been adjusted to reflect the adoption of ASC 606 (in thousands):

	As of January 31, 2018
	As Previously Reported	Adjustment	As Adjusted
Assets
Deferred commissions, current	$22,437	$(1,349)	$21,088
Deferred commissions, non-current	20,288	45,937	66,225
Total deferred commissions	$42,725	$44,588	$87,313
Liabilities
Deferred revenue, current	$209,377	$(18,148)	$191,229
Deferred revenue, non-current	196,632	(13,759)	182,873
Total deferred revenue	$406,009	$(31,907)	$374,102
Stockholders' equity
Accumulated deficit	$(980,082)	$76,495	$(903,587)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following line items on our unaudited condensed consolidated statement of operations for the three months ended April 30, 2017 have been adjusted to reflect the adoption of ASC 606 (in thousands, except per share data):

	Three Months Ended April 30, 2017
	As Previously Reported	Adjustment	As Adjusted
Revenue:
Product	$138,425	$4,425	$142,850
Support subscription	44,206	(4,411)	39,795
Total revenue	$182,631	$14	$182,645

Gross profit	$119,083	$14	$119,097
Sales and marketing	$96,964	$(5,201)	$91,763
Total operating expenses	$182,488	$(5,201)	$177,287
Loss from operations	$(63,405)	$5,215	$(58,190)
Loss before provision for income taxes	$(61,410)	$5,215	$(56,195)
Net loss	$(62,374)	$5,215	$(57,159)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$0.02	$(0.28)

Unaudited revenue by geographic location based on bill-to location, which reflects the adoption impact of ASC 606, are as follows (in thousands):

	Three Months Ended April 30, 2017
	As Previously Reported	Adjustment	As Adjusted
Revenue:
United States	$146,494	$11	$146,505
Rest of the world	36,137	3	36,140
Total revenue	$182,631	$14	$182,645

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. We adopted ASU 2016-18 effective February 1, 2018 on a retrospective basis. Upon adoption, restricted cash are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard did not impact our net cash flow from operating activities or financing activities presented on our consolidated statements of cash flows.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following line items in our unaudited condensed consolidated statement of cash flows for the three months ended April 30, 2017 have been adjusted to reflect the adoption of ASU 2016-18 and ASC 606 (in thousands):

	Three Months Ended April 30, 2017
	As Previously Reported	Adjustment	As Adjusted
Net loss (1)	$(62,374)	$5,215	$(57,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred commissions (1)	$(362)	$(1,005)	$(1,367)
Accrued compensation and other liabilities (1)	$(19,998)	$(4,196)	$(24,194)
Deferred revenue (1)	$8,398	$(14)	$8,384
Cash used in operating activities	$(14,301)	$—	$(14,301)
Cash, cash equivalents and restricted cash, beginning of period (2)	$183,675	$12,734	$196,409
Cash, cash equivalents and restricted cash, end of period (2)	$168,757	$12,734	$181,491
_____________________________________________________
(1) Adjustment pertaining to the adoption of ASC 606.
(2) Adjustment pertaining to the adoption of ASU 2016-18.
Recent Accounting Pronouncements Not Yet Adopted
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. This standard will be effective for us beginning February 1, 2019 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. We do not expect this standard to have any impact on our consolidated financial statements.

Note 3. Financial Instruments
Fair Value Measurements
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We define fair value as the exchange price that would be received from sale of an asset or paid to transfer a liability

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

•	Level 1 - Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;

•
Level 2 - Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and

•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

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
In addition to our cash equivalents, marketable securities, and restricted cash, we measure the fair value of the Notes on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at April 30, 2018 to be a Level 2 measurement due to limited trading activity of the Notes. Refer to Note 5 for further information.
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2018 and April 30, 2018 (in thousands):

	As of January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,057	$17,294	$—	$14,763
Level 2
U.S. government treasury notes	131,643	—	(651)	130,992	10,172	120,820	—
U.S. government agencies	47,229	—	(333)	46,896	—	46,896	—
Corporate debt securities	186,506	116	(1,049)	185,573	—	185,573	—
Total	$365,378	$116	$(2,033)	$395,518	$27,466	$353,289	$14,763

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of April 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$24,747	$8,248	$—	$16,499
Level 2
U.S. government treasury notes	146,112	1	(774)	145,339	10,419	134,920	—
U.S. government agencies	40,674	—	(390)	40,284	—	40,284	—
Corporate debt securities	189,083	76	(1,546)	187,613	—	187,613	—
Total	$375,869	$77	$(2,710)	$397,983	$18,667	$362,817	$16,499

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of April 30, 2018
	Amortized Cost	Fair Value
Due within one year	$208,672	$207,951
Due in one to five years	156,778	154,866
Total	$365,450	$362,817

The gross unrealized losses on our marketable securities as of April 30, 2018 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss as of April 30, 2018, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$93,195	$(323)	$40,159	$(451)	$133,354	$(774)
U.S. government agencies	16,216	(190)	24,069	(200)	40,285	(390)
Corporate debt securities	119,622	(1,188)	33,349	(358)	152,971	(1,546)
Total	$229,033	$(1,701)	$97,577	$(1,009)	$326,610	$(2,710)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2018	As of April 30, 2018
Raw materials	$1,181	$124
Finished goods	33,316	38,416
Inventory	$34,497	$38,540
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2018	As of April 30, 2018
Test equipment	$142,311	$148,444
Computer equipment and software	72,329	82,102
Furniture and fixtures	5,363	5,611
Leasehold improvements	15,032	18,134
Total property and equipment	235,035	254,291
Less: accumulated depreciation and amortization	(145,893)	(160,011)
Property and equipment, net	$89,142	$94,280

Depreciation and amortization expense was $14.4 million and $16.0 million for the three months ended April 30, 2017 and 2018.
Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	As of January 31, 2018	As of April 30, 2018
Technology patents	$10,125	$10,125
Accumulated amortization	(5,068)	(5,444)
Intangible assets, net	$5,057	$4,681

Intangible assets amortization expense was $0.4 million for three months ended April 30, 2017 and 2018. The weighted-average remaining useful life of technology patents is 3.1 years. Due to the defensive nature of these patents, the amortization expense is included in general and administrative expenses in the condensed consolidated statements of operations.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 30, 2018, future expected amortization expense for intangible assets is as follows (in thousands):

Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2019	$1,128
2020	1,504
2021	1,504
2022	545
Total	$4,681
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2018	As of April 30, 2018
Taxes payable	$4,052	$3,790
Accrued marketing	5,928	4,703
Accrued travel and entertainment expenses	4,386	4,119
Other accrued liabilities	12,463	13,017
Total accrued expenses and other liabilities	$26,829	$25,629

Note 5. Convertible Senior Notes

In April 2018, we issued $575.0 million in principal amount of 0.125% convertible senior notes (the Notes) due 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and received proceeds of $562.1 million, after deducting the underwriters’ discounts and commissions. The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on April 15, 2023 unless repurchased or redeemed by us or converted in accordance with their terms prior to the maturity date. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018.

The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of Class A common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ending on July 31, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the measurement period), in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day;

•	if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events.

On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion, holders will receive cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. We intend to settle the principal of the Notes in cash.

The conversion price will be subject to adjustment in some events. Following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require us to repurchase for cash all or a portion of the Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid contingent interest.

We may not redeem the Notes prior to April 20, 2021. We may redeem for cash all or any portion of the Notes, at our option, on or after April 20, 2021 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense in the condensed consolidated statements of operations using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were netted with the principal amount of the Notes in the condensed consolidated balance sheets and are being amortized to interest expense in the condensed consolidated statements of operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the condensed consolidated balance sheets. We recorded total debt issuance costs of $12.9 million, of which approximately $9.8 million was allocated to the Notes and approximately $3.1 million was allocated to additional paid-in capital.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Notes consisted of the following (in thousands):

As of April 30, 2018
Liability:
Principal	$575,000
Less: debt discount, net of amortization	(134,976)
Less: debt issuance costs, net of amortization	(9,772)
Net carrying amount of the Notes	$430,252

Stockholders' equity:
Allocated value of the conversion feature	$136,333
Less: debt issuance costs	(3,068)
Additional paid-in capital	$133,265

The total estimated fair value of the Notes as of April 30, 2018 was approximately $595.2 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our Class A common stock of $20.23 on April 30, 2018, the if-converted value of the Notes of $442.7 million was less than its principal amount.

The following table sets forth total interest expense recognized related to the Notes for the three months ended April 30, 2018 (in thousands):

Three Months Ended April 30, 2018
Amortization of debt discount	$1,357
Amortization of debt issuance costs	98
Total amortization of debt discount and debt issuance costs	1,455
Contractual interest expense	43
Total interest expense related to the Notes	$1,498

Effective interest rate of the liability component	5.6%

In connection with the offering of the Notes, we paid $64.6 million to enter into capped call transactions with certain of the underwriters and their affiliates (the Capped Calls), whereby we have the option to purchase a total of 21,884,155 shares of our Class A common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, as the case may be, with such reduction or offset subject to a cap initially equal to $39.66 per share (which represents a premium of 100% over the last reported sales price of our Class A common stock on April 4, 2018), subject to certain adjustments (the Cap Price). The cost of the Capped Calls was accounted for as a reduction to additional paid-in capital on the condensed consolidated balance sheet. The Capped Calls are intended to reduce or offset potential dilution of our common stock upon any conversion of the Notes, subject to a cap based on the Cap Price.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Impact on Earnings Per Share
The Notes will not have impact on our diluted earnings per share until the average market price of our Class A common stock exceeds the conversion price of $26.27 per share, as we intend to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of our Class A common stock exceeds the Cap Price of $39.66 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the Cap Price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

Note 6. Commitments and Contingencies

Operating Leases

As of January 31, 2018 and April 30, 2018, the aggregate future minimum payments under non-cancelable operating leases were approximately $113.0 million and $154.9 million.
Letters of Credit
In connection with the lease amendment executed in March 2018, we issued a letter of credit of $1.5 million. As of January 31, 2018 and April 30, 2018, we had outstanding letters of credit in the aggregate amount of $9.6 million and $11.5 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet as of April 30, 2018.
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

Note 7. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of April 30, 2018, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock

We have two classes of authorized common stock, Class A common stock and Class B common stock. As of April 30, 2018, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of April 30, 2018, 164,207,114 shares of Class A common stock were issued and outstanding and 65,389,256 shares of Class B common stock were issued and outstanding.
Repurchase of Common Stock
Concurrent with the issuance of the Notes (see Note 5), we repurchased and retired 1,008,573 shares, or $20.0 million, of our Class A common stock at $19.83 per share, which was equal to the closing price per share of our Class A common stock on April 4, 2018, the date of the pricing of the offering of the Notes. The repurchased shares were recorded as a reduction of additional paid-in capital on the condensed consolidated balance sheet.

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
The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). The 2015 ESPP provides for 24 month offering periods beginning March 16th and September 16th of each year, and each offering period consists of four six-month purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification. On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock on (1) the first trading day of the applicable offering period or (2) the purchase date. There was an ESPP reset in the three months

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

ended April 30, 2017 that resulted in a total modification charge of $9.0 million, which is recognized over the new offering period ending March 15, 2019.
We recognized stock-based compensation expense related to our 2015 ESPP of $4.1 million and $6.7 million during the three months ended April 30, 2017 and 2018. As of April 30, 2018, there was $32.6 million of unrecognized stock-based compensation expense related to our 2015 ESPP which is expected to be recognized over a weighted-average period of approximately 1.1 years.
Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2018	46,359,949	$7.75	6.3	$574,224
Options exercised	(2,193,658)	4.40
Options forfeited/canceled	(1,019,718)	8.25
Balance as of April 30, 2018	43,146,573	$7.91	6.1	$531,452
Vested and exercisable as of April 30, 2018	28,635,271	$5.66	5.6	$417,279

The aggregate intrinsic value of options vested and exercisable as of April 30, 2018 is calculated based on the difference between the exercise price and the closing price of $20.23 of our Class A common stock on April 30, 2018.
As of April 30, 2018, total unrecognized employee compensation cost related to outstanding options was $60.4 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2018	17,682,646	$12.60	$356,117
Granted	6,364,772	20.06
Vested	(2,013,408)	11.70
Forfeited	(437,921)	13.68
Converted	(1,142,838)	11.86
Unvested balance as of April 30, 2018	20,453,251	$15.01	$413,588

As of April 30, 2018, total unrecognized employee compensation cost related to unvested restricted stock units was $275.7 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

In March 2017, we granted 750,000 performance stock units (net of 77,000 canceled units), at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. In the three months ended April 30, 2018, a total of 780,000 shares was earned based on the performance condition achieved and these

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

shares will be subject to service conditions through the vesting periods. Stock-based compensation expense for these performance stock units was $0.5 million and $0.7 million for the three months ended April 30, 2017 and 2018, recognized on an accelerated attribution method.

In August 2017, we granted 464,744 performance stock units, at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. The performance condition for these performance stock units was set in March 2018 and accordingly, established the grant date for these awards from an accounting perspective and for determining the grant date fair value.

Restricted Stock

During the three months ended April 30, 2018, we converted certain restricted stock units and performance stock units that were previously granted into 1,375,210 shares of restricted stock for corporate tax benefit purposes. Of the 1,375,210 shares of restricted stock, 697,116 shares are performance restricted stock and 678,094 shares are subject to service vesting conditions only. The conversion did not change the fair value or vesting conditions and therefore no modification accounting is required.

During the three months ended April 30, 2018, we issued 1,933,861 shares of performance restricted stock, at the maximum performance percentage of 180%, with performance vesting conditions payable in common shares, contingent upon the degree to which the performance condition is met. The shares may be earned from 0% to 180%. Actual shares earned may be lower than the aggregate maximum number dependent on the degree to which the performance condition is met, and cannot be higher than the aggregate maximum number. Any portion of shares that are not earned will be canceled.

All unvested restricted shares are subject to repurchase. Stock-based compensation expense for performance restricted stock is recognized on an accelerated attribution method. In the three months ended April 30, 2018, we recognized $3.5 million in stock-based compensation expense relating to restricted stock. As of April 30, 2018, total unrecognized employee compensation cost related to unvested restricted stock was $36.9 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2017	2018
Cost of revenue—product	$397	$608
Cost of revenue—support subscription	1,774	2,684
Research and development	15,588	21,090
Sales and marketing	10,626	13,940
General and administrative	3,834	5,633
Total stock-based compensation expense	$32,219	$43,955

The tax benefit related to stock-based compensation expense for all periods presented was not material.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents including our outstanding stock options, common stock related to unvested early exercised stock options, common stock related to unvested restricted stock units and restricted stock awards, convertible senior notes to the extent dilutive, and common stock issuable pursuant to the ESPP.     For purposes of calculating basic and diluted net loss per share attributable to common shareholders, these potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2017	2018
	(As Adjusted*)
Net loss	$(57,159)	$(64,304)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	205,783	223,768
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.29)

* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2017	2018
Stock options to purchase common stock	55,895	44,996
Restricted stock units	11,722	18,999
Restricted stock and early exercised stock options	390	1,685
Employee stock purchase plan	336	470
Total	68,343	66,150

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
As of April 30, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2018.
The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018.
The Tax Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, limitations on the deductibility of executive compensation, limitation or modification on the deductibility of certain business expenses, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the introduction of a base erosion and anti-abuse tax. Under the Tax Act, the Global Intangible Low-Taxed Income (GILTI) provision taxes foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules -- the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes -- the deferred method. Because of the complexity of the new tax rules, we have not yet made an accounting policy election and are continuing to assess the impact of the Tax Act during the one-year measurement period from the Tax Act enactment date as allowed by Staff Accounting Bulletin No. 118 (SAB 118) issued in connection with the Tax Act. We expect to complete the accounting for the tax effects of the Tax Act in calendar year 2018.

Note 11. Segment Information
Our chief operating decision maker is a group comprised of our Chief Executive Officer, our Chief Financial Officer, and our President. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations or operating results. Accordingly, we have a single reportable segment.
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended April 30,
	2017	2018
	(As Adjusted*)
United States	$146,505	$184,918
Rest of the world	36,140	71,027
Total revenue	$182,645	$255,945
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-Lived Assets by Geographic Area
Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2018	As of April 30, 2018
United States	$85,430	$90,203
Rest of the world	3,712	4,077
Total long-lived assets	$89,142	$94,280

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 31, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31.
Overview
We empower innovators to build a better world with data. As the demand for data and the need for real-time analytics increase, we are focused on delivering software-defined all-flash solutions that are uniquely fast and cloud-capable, enabling customers to implement a data-centric architecture, maximize the value of data, gain competitive advantage and keep pace with cutting edge developments. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our cloud-based support and management platform simplifies storage administration, while real-time scanning enables us to find and fix issues before they have an impact. At the same time, our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage subscription to hardware and software innovation, support and maintenance.
We were incorporated in October 2009 and are headquartered in Mountain View, California, with operations throughout the world. Our primary offerings include our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based management and support software powered by our META AI Engine, FlashStack, our joint converged infrastructure solution with Cisco, and AIRI, our joint AI-Ready Infrastructure offering with NVIDIA.
Since launching in May 2012, our customer base has grown to over 4,800 customers, including over 30% of the Fortune 500. We target a variety of large and mid-size cloud service providers, commercial enterprises, federal, state, and local governments, schools and healthcare organizations globally, and have deployed our platform at customers across multiple industry verticals. Our platform has been deployed in some of the largest and most sophisticated enterprises in the world as well as smaller organizations with limited IT expertise or budget, including hospitals, municipalities and school districts. Hundreds of our customers have invested north of a million dollars in leveraging our platform across their business-critical applications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented 10% or more of revenue in the three months ended April 30, 2017 and 2018.
We have continued to experience substantial growth, with revenue for the three months ended April 30, 2017 and 2018 of $182.6 million and $255.9 million, representing year-over-year growth of 40%. Our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $57.2 million and $64.3 million for the three months ended April 30, 2017 and 2018.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 2,100 employees as of January 31, 2018, to over 2,300 employees as of April 30, 2018. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.

We also intend to continue to invest in and expand our sales and marketing functions and channel programs, including expanding our global network of channel partners and carrying out associated marketing activities in key geographies. By investing in sales and technical training, demand generation and partner programs, we believe we can enable many of our partners to independently identify, qualify, sell and upgrade customers, with limited involvement from us.
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. Our revenue generated from customers outside of the United States was 25% of our total revenue for the year ended January 31, 2018 and 28% for the three months ended April 30, 2018.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
Recent Developments

In March 2018, we announced Artificial Intelligence Ready Infrastructure (AIRI), the industry’s first AI-ready converged infrastructure solution, in partnership with NVIDIA.

In May 2018, we held Pure//Accelerate, our annual user conference, and introduced a number of new product and service offerings including:

•	Evergreen Storage Service (ES2), a cloud-like, storage consumption offering that enables customers to purchase on-premises or offsite-hosted private storage on a pay-per-use basis.

•
New FlashArray//X, powered by NVMe and NVMe-oF, featuring Shared Accelerated Storage with the ability to unite SAN and DAS into a single, consolidated, shared, and more efficient data-center architecture.

•	AIRI Mini, enabling customers to gain competitive advantage through AI at a price point accessible for many organizations.

In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023, in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. See further discussion in Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Business Model
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement and is responsible for large account penetration, global account coordination, and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. One channel partner represented 10% or more of revenue for the three months ended April 30, 2017. No channel partner represented 10% or more of revenue for the three months ended April 30, 2018.
Our business model enables customers to broadly adopt flash for a wide variety of workloads in their data centers, with some of our most innovative customers adopting all-flash data centers. We do not charge separately for software, meaning that when a customer buys a FlashArray, FlashBlade, FlashStack, or AIRI, all Pure Storage array software functionality is included in the base purchase price, and the customer is entitled to updates and new features as long as the customer maintains an active support subscription agreement. By keeping our business model simple and efficient, we allow customers to buy more products and expand their footprint more easily while allowing us to reduce our sales and marketing costs.
To deliver on the next level of operational simplicity and support excellence, we designed Pure1, our integrated cloud-based management and support platform. Pure1 enables our customers, support staff and partners to collaborate to achieve the best customer experience and is included with an active support subscription agreement. In addition, our Evergreen Storage program provides our customers who continually maintain active and eligible maintenance and support for three years with an included controller refresh with each additional three year support subscription renewal. In this way, our customers improve and extend the service life of their arrays, we reduce our cost of support by keeping the array modern and encourage capacity expansion. In accordance with revenue recognition accounting guidance, we recognize the allocated revenue of the controllers and expense the related cost in the period in which we ship these controllers.
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and are strong drivers of both initial purchase and additional purchases of our products. Of all the customers that have been with us for at least 12 months as of April 30, 2018, our top 25 customers on average spent approximately $12 on new product purchases for every $1 of initial product purchase, in the first 18 months following their initial purchase.
Trends in Our Business and Industry

Demand for Data in the Multi-Cloud Environment

In today’s digital economy, we believe that data is key. Data is the strategic core that enables competitiveness and differentiation for businesses in the multi-cloud environment -- collecting vast amounts of data, analyzing it rapidly, discovering new insights, and ultimately delivering new innovations and experiences otherwise impossible without data. We continue to make significant investments in our business to enable data-centric architecture to support today and tomorrow’s volume and velocity of data and to ensure the performance and reliability required for new data-driven applications, while substantially reducing costs and complexity for our customers. Data-centric architecture supports a wide range of classic business applications as well as modern webscale-architecture applications so that our customers can both manage their existing applications more efficiently while they modernize their applications.

Adoption of All-Flash Storage Systems

Organizations are increasingly replacing traditional disk-based systems with all-flash storage systems, including those based on NVMe technologies, due to their higher performance, reliability and efficiency. Flash continues to penetrate the data center at a rapid rate, and our success depends on the adoption of all-flash storage systems. To the extent more organizations recognize the benefits of all-flash storage and the adoption of all-flash storage increases, our target customer base will expand, and demand for all-flash storage will rise.

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
We derive revenue from the sale of our storage products and support subscription services. Provided that all other revenue recognition criteria have been met, we typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions.
We provide our support subscription services pursuant to support subscription agreements, which involve customer support, hardware maintenance and software upgrades for a period of generally one to six years. We recognize revenue from support subscription agreements ratably over the contractual service period. We expect our support subscription revenue to increase as we add new customers and our existing customers renew support subscription agreements.
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
Cost of support subscription revenue primarily includes personnel costs associated with our customer support organization and parts replacement costs, as well as allocated overhead costs. We expect our cost of support subscription revenue to increase in absolute dollars, as our support subscription revenue increases.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities, interest expense from convertible senior notes and gains and losses from foreign currency transactions.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):

	Three Months Ended April 30,
	2017	2018
	(As Adjusted*)
Consolidated Statements of Operations Data:
Revenue:
Product	$142,850	$195,449
Support subscription	39,795	60,496
Total revenue	182,645	255,945
Cost of revenue:
Product (1)	46,645	66,420
Support subscription (1)	16,903	23,210
Total cost of revenue	63,548	89,630
Gross profit	119,097	166,315
Operating expenses:
Research and development (1)	65,428	78,492
Sales and marketing (1)	91,763	122,367
General and administrative (1)	20,096	27,330
Total operating expenses	177,287	228,189
Loss from operations	(58,190)	(61,874)
Other income (expense), net	1,995	(999)
Loss before provision for income taxes	(56,195)	(62,873)
Provision for income taxes	964	1,431
Net loss	$(57,159)	$(64,304)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2017	2018

Cost of revenue—product	$397	$608
Cost of revenue—support subscription	1,774	2,684
Research and development	15,588	21,090
Sales and marketing	10,626	13,940
General and administrative	3,834	5,633
Total stock-based compensation expense	$32,219	$43,955

	Three Months Ended April 30,
	2017	2018
	(As Adjusted*)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	78.2%	76.4%
Support subscription	21.8	23.6
Total revenue	100.0	100.0
Cost of revenue:
Product	25.5	25.9
Support subscription	9.3	9.1
Total cost of revenue	34.8	35.0
Gross profit	65.2	65.0
Operating expenses:
Research and development	35.8	30.7
Sales and marketing	50.3	47.8
General and administrative	11.0	10.7
Total operating expenses	97.1	89.2
Loss from operations	(31.9)	(24.2)
Other income (expense), net	1.1	(0.3)
Loss before provision for income taxes	(30.8)	(24.5)
Provision for income taxes	0.5	0.6
Net loss	(31.3)%	(25.1)%

Revenue

	Three Months Ended April 30,		Change
	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)
Product revenue	$142,850	$195,449	$52,599	37%
Support subscription revenue	39,795	60,496	20,701	52%
Total revenue	$182,645	$255,945	$73,300	40%
______________________________
* Prior period information has been adjusted to reflect the adoption impact ASC 606, which we adopted on February 1, 2018.

Total revenue increased by $73.3 million, or 40%, during the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase in product revenue was primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 3,350 as of April 30, 2017 to over 4,800 as of April 30, 2018. The increase in support subscription revenue was primarily driven by an increase in support subscription agreements sold with increased product sales, as well as increased recognition of deferred support subscription revenue contracts.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)
Product cost of revenue	$46,645	$66,420	$19,775	42%
Support subscription cost of revenue	16,903	23,210	6,307	37%
Total cost of revenue	$63,548	$89,630	$26,082	41%
Product gross margin	67.3%	66.0%
Support subscription gross margin	57.5%	61.6%
Total gross margin	65.2%	65.0%
____________________________
* Prior period information has been adjusted to reflect the adoption impact ASC 606, which we adopted on February 1, 2018.

Cost of revenue increased by $26.1 million, or 41%, during the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increase in support subscription cost of revenue was primarily attributable to costs in our customer support organization as we continue to expand globally. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement associated with a higher number of support subscription agreements. Total headcount in these functions increased 45% from April 30, 2017 to April 30, 2018.
Total gross margin decreased from 65.2% in the three months ended April 30, 2017 to 65.0% in the three months ended April 30, 2018. Product gross margin decreased from 67.3% in the three months ended April 30, 2017 to 66.0% in the three months ended April 30, 2018, primarily driven by pricing and product mix dynamics across our product portfolio, including increased sales from our FlashBlade products which generally have a modestly lower gross margin compared to our FlashArray products. Support subscription gross margin increased from 57.5% to 61.6% during the three months ended April 30, 2018, primarily attributable to a continued increase in amortization of ongoing support subscription contracts as a result of our larger customer base, our continued efforts at driving operational efficiencies in our support organization and timing of renewal bookings during the three months ended April 30, 2018.
Operating Expenses
Research and Development

	Three Months Ended April 30,		Change
	2017	2018	$	%
(dollars in thousands, unaudited)
Research and development	$65,428	$78,492	$13,064	20%

Research and development expense increased by $13.1 million, or 20%, during the three months ended April 30, 2018 compared to the three months ended April 30, 2017, as we continued to develop new and enhanced product offerings. The increase was primarily driven by a $12.3 million increase in employee compensation and related costs, including a $5.5 million increase in stock-based compensation expense, as headcount increased 16% from April 30, 2017 to April 30, 2018.

Sales and Marketing

	Three Months Ended April 30,		Change
	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)
Sales and marketing	$91,763	$122,367	$30,604	33%
____________________________________
* Prior period information has been adjusted to reflect the adoption impact ASC 606, which we adopted on February 1, 2018.

Sales and marketing expense increased by $30.6 million, or 33%, during the three months ended April 30, 2018 compared to the three months ended April 30, 2017, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by a $24.4 million increase in employee compensation and related costs, including a $4.9 million increase in commissions and a $3.3 million increase in stock-based compensation expense, as headcount increased 30% from April 30, 2017 to April 30, 2018. The remainder of the increase was primarily attributable to a $1.8 million increase in outside services to support our growth and international expansion, $1.7 million increase in travel and related costs, a $1.4 million increase in marketing events and brand awareness program costs and a $1.3 million increase in office and facilities-related expenses.
General and Administrative

	Three Months Ended April 30,		Change
	2017	2018	$	%
(dollars in thousands, unaudited)
General and administrative	$20,096	$27,330	$7,234	36%

General and administrative expense increased by $7.2 million, or 36%, during the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase was primarily due to a $4.8 million increase in employee compensation and related costs, including a $1.8 million increase in stock-based compensation expense, as we increased our general and administrative headcount by 34% from April 30, 2017 to April 30, 2018, a $1.5 million increase in outside services costs and a $1.3 million increase in office and facilities-related expenses.

Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2017	2018	$
(dollars in thousands, unaudited)
Other income (expense), net	$1,995	$(999)	$(2,994)

Other income (expense), net decreased during the three months ended April 30, 2018 compared to the three months ended April 30, 2017 primarily due to a $2.9 million increase in net foreign exchange losses as U.S. dollars strengthened relative to certain foreign currencies. Additionally, we recorded interest expense of $1.5 million resulting from the amortization of debt discount and debt issuance costs associated with our Notes, partially offset by a $0.8 million increase in other income, and a $0.3 million increase in interest income earned on our cash, cash equivalents and marketable securities.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2017	2018	$
(dollars in thousands, unaudited)
Provision for income taxes	$964	$1,431	$467

The increase in provision for income taxes during the three months ended April 30, 2018 compared to the three months ended April 30, 2017 was driven by foreign income taxes due to higher foreign profits.

Liquidity and Capital Resources
As of April 30, 2018, we had cash, cash equivalents and marketable securities of $1,098.0 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $967.9 million. We may continue to incur operating losses and negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new product introductions, the continuing market acceptance of our products and services and the timing and settlement election of the Notes. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
In April 2018, we issued $575.0 million of 0.125% convertible senior notes (the Notes) due 2023, in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on April 15, 2023 unless repurchased or redeemed by us or converted in accordance with their terms prior to the maturity date. The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment.
Holders may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under specific circumstances. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing conditions. Upon conversion, holders will receive cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. We intend to settle the principal of the Notes in cash. See further discussion in Note 5 in Part I, Item 1 of this report.
As of January 31, 2018 and April 30, 2018, we had letters of credit in the aggregate amount of $9.6 million and $11.5 million, in connection with our leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Three Months Ended April 30,
	2017	2018
Net cash provided by (used in) operating activities	$(14,301)	$18,596
Net cash used in investing activities	$(17,040)	$(32,521)
Net cash provided by financing activities	$16,423	$506,744

Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2018 was $18.6 million, which resulted primarily from a net loss of $64.3 million, offset by non-cash charges for stock-based compensation expense of $44.0 million, depreciation and amortization of $16.4 million, amortization of debt discount and debt issuance costs of $1.5 million and net cash inflows of $20.9 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $47.1 million decrease in net accounts receivable, a $14.5 million increase in deferred revenue, a $11.1 million decrease in prepaid expenses and other assets and a $1.3 million decrease in deferred commissions, partially offset by a $29.9 million decrease in accrued compensation and other liabilities and a $18.8 million decrease in accounts payable and a $4.4 million increase in inventory. The decreases in accounts receivable, prepaid expenses and other assets, accounts payable and accrued compensation and other liabilities were primarily attributable to timing of collections and payments. The increase in deferred revenue was primarily due to new sales order growth during the three months ended April 30, 2018.
Investing Activities
Net cash used in investing activities during the three months ended April 30, 2018 of $32.5 million resulted from capital expenditures of $22.3 million and net purchases of marketable securities of $10.2 million.
Financing Activities
Net cash provided by financing activities during the three months ended April 30, 2018 of $506.7 million was primarily attributable to $562.1 million in net proceeds from issuance of our Notes, $19.7 million in proceeds from issuance of common stock under the ESPP and $9.6 million in proceeds from the exercise of employee stock options, partially offset by a $64.6 million payment to purchase Capped Calls and a $20.0 million common stock repurchase in conjunction with the issuance of the Notes.
Contractual Obligations and Commitments

As of January 31, 2018 and April 30, 2018, the aggregate future minimum payments under non-cancelable operating leases was approximately $113.0 million and $154.9 million. In connection with the lease amendment executed in March 2018, we issued an additional letter of credit of $1.5 million.

In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023, in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. See further discussion in Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see “Critical Accounting Policies and Estimates” in our latest 10-K. There have been no material changes to our critical accounting policies and estimates since our 10-K filed on March 26, 2018, except for the changes as a result of the adoption of new accounting pronouncements.
Available Information
Our website is located at www.purestorage.com, and our investor relations website is located at investor.purestorage.com. The following filings will be available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders, and are also available for download free of charge. We will also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of April 30, 2018, we had cash, cash equivalents and marketable securities of $1,098.0 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $3.6 million as of April 30, 2018.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at April 30, 2018 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $10.1 million as of April 30, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of April 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of certain internal controls relating to the adoption of ASC 606. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 on our financial statements to facilitate such adoption effective February 1, 2018. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings arising from the normal course of business, and an unfavorable resolution of any of these matters could negatively affect our future results of operations, cash flows or financial position. We are not presently party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business.

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
Risks Related to Our Business and Industry
We have experienced rapid growth in prior periods, and we may not be able to sustain or manage future growth effectively.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 40% for the three months ended April 30, 2018, and our headcount increased from over 1,800 to over 2,300 employees from April 30, 2017 to April 30, 2018. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

•	maintain and extend our product leadership;

•	recruit, hire, train and manage qualified personnel;

•	maintain and further develop our partner relationships;

•	enhance and expand our distribution and supply chain infrastructure;

•	expand our support capabilities;

•	forecast and control expenses;

•	enhance and expand our international operations; and

•	implement, improve and maintain our internal systems, procedures and controls.
We expect that our future growth will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, may develop more slowly than we expect or may never materialize. Investors should not consider our revenue growth in prior quarterly or annual periods as indicative of our future performance. In future periods, we do not expect to achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to manage our growth successfully, we may not be able to take advantage of market opportunities or release new products or enhancements in a timely manner, and we may fail to satisfy customers’ expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely impact our growth and affect our business and operating results.

We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing heavily in our business, and this may put pressure on near-term profitability.
Our strategy is to continue investing in marketing, sales, support and research and development. We believe our decision to continue investing heavily in our business will be critical to our future success and to meet our growth objectives. We anticipate that our operating costs and expenses will continue to increase in absolute terms. In addition, we expect to continue incurring significant legal, accounting and other expenses in order to operate effectively as a public company. Even if we achieve or maintain significant revenue growth, we may continue to experience losses, forgoing near-term profitability on a U.S. GAAP basis.
We have not achieved profitability for any year since our inception. We incurred a net loss of $177.6 million for the year ended January 31, 2018, and $64.3 million for the three months ended April 30, 2018, and we had an accumulated deficit of $903.6 million as of January 31, 2018 and $967.9 million as of April 30, 2018. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
Our revenue growth rate in recent periods may not be indicative of our future performance.
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
The market for all-flash storage products is rapidly evolving. Our future financial performance will depend on the continued growth of this market and on our ability to adapt to competitive dynamics and emerging customer demands and trends. Incumbent vendors promote storage products retrofitted with flash, which may reduce the perceived value of purpose-built, all-flash products. It is difficult to predict with any precision customer adoption rates of flash, customer demand for our products or the future growth rate and size of our market.
Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our storage platform could adversely affect the demand for our products. For instance, offerings from large public cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us.  Further, although flash storage has a number of advantages as compared to other data storage alternatives, flash storage has certain limitations as well, including more limited methods for data recovery and reduced performance gains for certain uses, such as sequential input/output transactions. A slowing in or reduced demand for all-flash storage products caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
We face intense competition from established companies and new entrants.
We face intense competition from a number of established companies that sell competitive storage products. These competitors include Dell EMC, HP Enterprise, Hitachi Vantara, IBM, Lenovo, NetApp and others. Our competitors may have:

•	greater name and brand recognition and longer operating histories;

•	larger sales and marketing and customer support budgets and resources;

•	broader distribution and established relationships with distribution partners and customers;

•	the ability to bundle storage products with other products and services to address customers’ requirements;

•	greater resources to make acquisitions;

•	larger and more mature product and intellectual property portfolios; and

•	substantially greater financial, technical and other resources.
We also compete against some large public cloud providers and vendors that offer hyperconverged products, which combine compute, networking and storage. These providers are growing and expanding their product offerings, potentially displacing some demand for our products. Acquisitions by competitors have introduced new competitive dynamics. For example, some of our competitors offer bundled products and services in order to reduce the initial cost of their storage products. Some of our competitors offer their storage products either at significant discounts or even for free in competing against us and in response to our efforts to market the overall benefits and technological merits of our products and programs.
Many competitors have developed competing all-flash storage technologies. For example, several of our competitors have introduced all-flash storage products with performance-focused designs and/or with data reduction technologies that directly compete with our products, or have introduced business programs that attempt to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new features, services and technologies that may, or that they may claim, to offer greater value compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

Our business may be harmed by trends in the overall external storage market.
Despite ongoing data growth, the external storage market in which we compete has not experienced overall growth in the past few years due to a combination of technology transitions, increased storage efficiency, and changing economic and business environments. Customers are rethinking how they consume IT, increasing spending toward public cloud, software as a service, hyperconverged and converged infrastructure and software-defined storage. The future impact of these trends on both short-term and long-term growth of the overall external storage market is uncertain. Reductions in the overall external storage market, or the specific markets in which we compete would harm our business and operating results.
Many of our competitors have long-standing relationships with key decision makers at current and prospective customers, which may inhibit our ability to compete.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our products. Additionally, most of our prospective customers have existing storage products from our competitors, which provides those competitors an advantage in retaining the customer because, among other things, the incumbent vendor already understands the customer’s IT infrastructure, user demands and needs. In the event that we are unable to successfully sell our products to new customers or persuade our customers to continue purchasing our products, we will not be able to maintain or increase our market share and revenue, which could adversely affect our business and operating results.
Our ability to increase our revenue depends on our ability to attract, motivate and retain sales, engineering and other key personnel, including our management team, and any failure to attract, motivate and retain these employees could harm our business, operating results and financial condition.
Our ability to increase our revenue depends on our ability to attract, motivate and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we need a significant amount of time to train new employees before they become effective and efficient in performing their jobs. From time to time, there may be changes in our management team, which could create short term uncertainty. Members of our management team, including our executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management, our business and operating results could suffer.
If we fail to adequately expand and optimize our sales force, our growth will be impeded.
We will need to continue to expand and optimize our sales organization in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. We must design and implement effective sales incentive programs, and it can take time before our sales representatives are fully trained and productive. If we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of these investments or increase our revenue.
If we fail to develop and introduce new or enhanced products successfully, our ability to attract and retain customers could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the expectations of our customers, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts to maintain or expand our competitive position. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new products by our competitors, or the emergence of alternative technologies or industry standards could render our existing or future products obsolete or less competitive.
As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products, and encourage our customers to adopt new products and features. For example, we started shipments of our FlashBlade and FlashArray//X products, and introduced new software features last year. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet our customers' needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
If we fail to successfully maintain or grow our relationships with channel partners, our business, operating results and financial condition could be harmed.
Our future success is highly dependent upon our ability to establish and maintain successful relationships with our channel partners. In addition to selling our products, our partners may offer installation, post-sale service and support in their local markets. In markets where we rely on partners more heavily, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services provided to our customers, could harm our business, operating results and financial condition.
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

Our gross margins are impacted by a variety of factors and vary from period to period, making them difficult to predict with certainty.
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. A variety of factors may cause our gross margins to fluctuate and make them difficult to predict, including:

•	demand for our products;

•	sales and marketing initiatives, discount levels, rebates and competitive pricing;

•	changes in customer, geographic or product mix, including mix of product configurations;

•	the cost of components, including NAND and DRAM flash, and freight;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	the timing and amount of revenue recognized and deferred, including impact from the adoption of ASC 606;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or product transitions;

•	an increase in product returns, order rescheduling and cancellations;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions; and

•	product quality and serviceability issues.
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
The occurrence of any one of these risks could negatively affect our operating results in any particular quarter.
Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits of our products. Larger customers often undertake an evaluation process that can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurances that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative and other delays. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. Since we do not recognize revenue from a sale until control is transferred, a substantial portion of our sales late in a quarter may negatively impact the recognition of the associated revenue. Furthermore, our products come with a 30-day money back guarantee, allowing a customer to return a product within 30 days of receipt if the customer is not satisfied with its purchase for any reason. These factors, among others, make it difficult for us to predict when customers will purchase our products, which may adversely affect our operating results and cause our operating results to fluctuate. In addition, if sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results may suffer.
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
Our long-term success depends, in part, on sales outside of the United States, which is susceptible to risks associated with international operations.
We maintain operations outside of the United States, which we have been expanding and intend to continue to expand in the future. Conducting and expanding international operations subjects us to new risks that we do not generally face in the United States. These include:

•	exposure to foreign currency exchange rate risk;

•	difficulties in collecting payments internationally, and managing and staffing international operations;

•	establishing relationships with channel partners in international locations;

•	increased travel, infrastructure and legal compliance costs associated with international locations;

•	burdens of complying with a wide variety of laws associated with international operations, including taxes and customs;

•	significant fines, penalties and collateral consequences if we or our partners fail to comply with anti-bribery laws;

•	heightened risk of improper, unfair or corrupt business practices in certain geographies;

•	potentially adverse tax consequences, including repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
The occurrence of any one of these risks could negatively affect our international operations and, consequently, our business, operating results and financial condition generally.
The sales prices of our products and services may fluctuate or decline, which may reduce our gross profits and adversely impact our financial results.
The sales prices of our products and services may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, cost of components, a change in our mix of products and services, and the introduction of competing products or services or promotional programs. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the prices for our products will decrease over product life cycles. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in the volume of sales or the sales of new products with higher margins, our gross margins and operating results could be adversely affected.
We derive the majority of our revenue from a single family of products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.
Our FlashArray family of products has historically accounted for the majority of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by any decline or fluctuation in demand for our products, regardless of the reason. If the market for all-flash storage products grows more slowly than anticipated or if demand for our products slows or declines, we may not be able to increase our revenue or achieve and maintain profitability.
Our products are highly technical and may contain defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability and harm to our reputation and business.
Our products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products may contain errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. Any errors, defects or security vulnerabilities in our products could result in a loss of revenue, injury to our reputation, loss of customers or increased service and warranty costs, any of which could adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.
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

Our products must interoperate with third party operating systems, software applications and hardware, and if we are unable to ensure that our products interoperate with third party software and hardware, we may lose or fail to increase our market share and may experience reduced demand for our products.
Our products must interoperate with our customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which are manufactured by a wide variety of vendors. When new or updated versions of these operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products interoperate properly. For example, our Pure1 cloud-based management and support includes connectors to virtualization platforms, allowing our customers to manage our products within native management tools, such as VMware and OpenStack. We may not deliver or maintain interoperability quickly, cost-effectively or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our products with these infrastructure components, our customers may not be able to fully utilize our products, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our products, which may harm our business, operating results and financial condition.
Our products must conform to industry standards in order to be accepted by customers in our markets.
Generally, our products comprise only a part of a data center. The servers, network, software and other components and systems of a data center must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in a data center to conform to prevailing industry standards. These companies are often significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, sales of our products could be adversely affected, which may harm our business.
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
We rely on contract manufacturers to manufacture our products, and if we fail to manage our relationships with our contract manufacturers successfully, our business could be negatively impacted.
We rely on a limited number of contract manufacturers to manufacture our products. Our reliance on contract manufacturers reduces our control over the assembly process, and exposes us to risks, such as reduced control over quality assurance, costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, our ability to timely ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required, for whatever reason, to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.

We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of our supply arrangements could delay shipments of our products and could harm our relationships with current and prospective customers.
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
Further, some of the components in our products are sourced from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have recently had discussions regarding potential import tariffs by both countries.
As a result of these risks, we cannot assure investors that we will be able to obtain enough of these key components in the future or that the cost of these components will not increase. If our supply of components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional components will be available when required or that components will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and harm our business, operating results and financial condition. We may not be able to continue to procure components at reasonable prices, which may require us to enter into longer-term contracts with component suppliers to obtain components at competitive prices. Any of the foregoing disruptions could increase our costs and decrease our gross margins, harming our business, operating results and financial condition.
Managing the supply of our products and their components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. We have, in the past, had to write off inventory in connection with transitions to new product models. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue, reduced product margins or loss of sales opportunities altogether. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.

If we are unable to sell renewals of our support subscription services to our customers, our future revenue and operating results will be harmed.
Existing customers may not renew their support subscription agreements after the initial period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their available budget and the level of their satisfaction with our products, customer support and pricing compared to that offered by our competitors. If our customers renew their contracts, they may renew on terms that are less economically beneficial to us. If our customers do not renew their agreements or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.
We expect that revenue from support subscription agreements will increase as a percentage of total revenue over time, and because we recognize this revenue over the term of the relevant contract period, downturns or upturns in sales of support subscriptions are not immediately reflected in full in our results of operations.
We expect that revenue from support subscription agreements will increase as a percentage of total revenue over time. We recognize support subscription revenue ratably over the term of the relevant service period. As a result, much of the support subscription revenue we report each quarter is derived from support subscription agreements that we sold in prior quarters. Consequently, a decline in new or renewed support subscription agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of support subscriptions is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our support subscription revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.
Adverse economic conditions or reduced data center spending may harm our revenues and profitability.
Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on data center technology. Global economic uncertainty and political and fiscal challenges in the United States and abroad could adversely impact data center spending. Our business depends on the overall demand for data center infrastructure and on the economic health of our current and prospective customers. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
Third-party claims that we infringe their intellectual property rights could be costly and harm our business.
There is a substantial amount of intellectual property litigation in the flash-based storage industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. We have been, and may in the future be, subject to claims that we infringe upon the intellectual property rights of other intellectual property holders, particularly as we grow and face increasing competition.
Any intellectual property rights claim against us or our customers, suppliers, and channel partners, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management’s resources and attention from operating our business and could force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. An adverse determination also could invalidate our intellectual property rights and prevent us from manufacturing and selling our products and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We may not be able to re-engineer our products successfully to avoid infringement, and we may have to seek a license for the infringed technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of these events could harm our business and financial condition.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers and channel partners from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of these indemnity obligations varies but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights could harm our relationships with our customers, deter future customers from purchasing our products and expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and financial condition.
The success of our business depends in part on our ability to protect and enforce our intellectual property rights.
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 700 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that future patents issued to us, if any, will give us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable. Our issued patents and any patents that may issue in the future may not provide sufficiently broad protection or may not be enforceable. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management’s resources and attention, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources than us to defend intellectual property infringement claims and enforce their intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available. An inability to adequately protect and enforce our intellectual property and other proprietary rights could harm our business and financial condition.
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
If we suffer a cybersecurity or other security breach, we may lose customers and incur significant liabilities.

In the ordinary course of business, we store sensitive data on our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may include personally identifiable information. Additionally, we design and sell products that allow our customers to store our customers’ data. The security of our own networks and the intrusion protection features of our products are both critical to our operations and business strategy.
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
We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
We may, from time to time, acquire complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure investors that the anticipated benefits of any acquisition or investment would be realized. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.
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
Sales to U.S. federal, state and local governmental agencies may in the future account for a significant portion of our revenue. Selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale. Government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. We sell our products to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.
We need to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and the failure to do so could have a material adverse effect on our business and stock price.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (Section 404). Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We continue to take steps to develop our finance and accounting function, such as continue to hire additional personnel and to implement additional tools and improvements to policies and procedures. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the price of our Class A common stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources.
Our international operations, as well as U.S. tax reform, could expose us to potentially adverse tax consequences.
The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, limitations on the deductibility of executive compensation, limitation or modification on the deductibility of certain business expenses, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the introduction of a base erosion and anti-abuse tax. In the absence of guidance on various uncertainties and ambiguities in the application of these provisions, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Act, but it is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.
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
Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, we have a presence in the European Union, including in United Kingdom, and our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. In addition, the European Union has adopted the General Data Protection Regulation, which went into effect in May 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Customers may choose to implement technological solutions to comply with such regulations that impact the performance and competitiveness of our products and solutions.
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
We and our suppliers have operations in locations, including our headquarters in California, that are subject to earthquakes, floods and other natural catastrophic events, such as severe weather and geological events, which could disrupt our operations or the operations of our customers and suppliers. Our customers affected by a natural disaster could postpone or cancel orders of our products, which could negatively impact our business. Moreover, should any of our key suppliers fail to deliver components to us as a result of a natural disaster, we may be unable to purchase these components in necessary quantities or may be forced to purchase components in the open market at significantly higher costs. We may also be forced to purchase components in advance of our normal supply chain demand to avoid potential market shortages. Our business interruption insurance may be insufficient to compensate us for losses due to a significant natural disaster or due to man-made factors. Any natural catastrophic events may also prevent our employees from being able to reach our offices in any jurisdiction around the world, and therefore impede our ability to conduct business as usual.
In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition could be harmed.
Risks Related to Our Notes
We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change (as defined in the indenture for the Notes) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.
In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Notes when due.
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Notes.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
Under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
The capped call transactions may affect the value of the Notes and our common stock.

In connection with the Notes, we entered into capped call transactions with certain financial institutions (the option counterparties). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the option counterparties and/or their respective affiliates purchased shares of our Class A common stock and/or entered into various derivative transactions with respect to our Class A common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock or the Notes at that time.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes or following any repurchase of notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the price of our Class A common stock or the Notes.
The potential effect, if any, of these transactions and activities on the price of our Class A common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $23.88, through May 31, 2018. Some of the factors, many of which are beyond our control, affecting our volatility may include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	issuance or new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our Class A common stock;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock; or

•	departures of key personnel.

In several recent situations where the price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business, operating results and financial condition.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the price of our Class A common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2018, in conjunction with our issuance and sale of the Notes, our Board of Directors authorized us to repurchase up to $20.0 million of our Class A common stock with a portion of the net proceeds received from the issuance and sale of the Notes. We repurchased and retired 1,008,573 shares of our Class A Common Stock for approximately $20.0 million pursuant to this authorization.
The following table sets forth repurchases of our Class A Common Stock during the three months ended April 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
February 1, 2018 to April 30, 2018	1,008,573	$19.83	1,008,573	$—
Total	1,008,573	$19.83	1,008,573	$—

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018
4.3	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2 hereto)	8-K	001-37570	4.2	4/10/2018
4.4	Reference is made to Exhibits 3.1 and 3.2
10.1+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018
10.2+	Pure Storage, Inc. Employee Cash Incentive Plan.	8-K	001-37570	10.2	3/16/2018
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.
+     Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE STORAGE, INC.

Date:	June 8, 2018	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 8, 2018	By:	/s/ TIMOTHY RIITTERS
Timothy Riitters
Chief Financial Officer (Principal Financial and Accounting Officer)