Form 10-Q
period 2018-07-31
Pure Storage, Inc.
filed 2018-09-04
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 24, 2018, the registrant had 205,282,020 shares of its Class A common stock outstanding and 30,892,432 shares of its Class B common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2018	As of July 31, 2018
	(As Adjusted*)
ASSETS
Current assets:
Cash and cash equivalents	$244,057	$370,457
Marketable securities	353,289	736,205
Accounts receivable, net of allowance of $1,062 and $957 as of January 31, 2018 and July 31, 2018	243,001	242,409
Inventory	34,497	41,673
Deferred commissions, current	21,088	23,521
Prepaid expenses and other current assets	47,552	36,071
Total current assets	943,484	1,450,336
Property and equipment, net	89,142	101,718
Intangible assets, net	5,057	4,305
Deferred income taxes, non-current	1,060	1,534
Restricted cash	14,763	15,778
Deferred commissions, non-current	66,225	67,948
Other assets, non-current	4,264	4,610
Total assets	$1,123,995	$1,646,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,420	$68,058
Accrued compensation and benefits	59,898	51,654
Accrued expenses and other liabilities	26,829	27,049
Deferred revenue, current	191,229	213,100
Liability related to early exercised stock options	320	—
Total current liabilities	362,696	359,861
Convertible senior notes, net	—	436,687
Deferred revenue, non-current	182,873	200,147
Other liabilities, non-current	4,025	5,140
Total liabilities	549,594	1,001,835
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2018 and July 31, 2018; no shares issued and outstanding as of January 31, 2018 and July 31, 2018	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2018 and July 31, 2018; 220,979 (Class A 129,502, Class B 91,477) and 235,412 (Class A 204,052, Class B 31,360) shares issued and outstanding as of January 31, 2018 and July 31, 2018	22	24
Additional paid-in capital	1,479,883	1,675,210
Accumulated other comprehensive loss	(1,917)	(2,826)
Accumulated deficit	(903,587)	(1,028,014)
Total stockholders’ equity	574,401	644,394
Total liabilities and stockholders’ equity	$1,123,995	$1,646,229
*Prior period information has been adjusted to reflect the adoption impact of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), which we adopted on February 1, 2018.
 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Revenue:
Product	$179,669	$241,137	$322,519	$436,586
Support subscription	45,001	67,747	84,796	128,243
Total revenue	224,670	308,884	407,315	564,829

Cost of revenue:
Product	57,252	78,262	103,897	144,682
Support subscription	19,199	24,457	36,102	47,667
Total cost of revenue	76,451	102,719	139,999	192,349

Gross profit	148,219	206,165	267,316	372,480

Operating expenses:
Research and development	69,361	84,031	134,789	162,523
Sales and marketing	117,552	143,749	209,315	266,116
General and administrative	22,162	33,591	42,258	60,921
Total operating expenses	209,075	261,371	386,362	489,560

Loss from operations	(60,856)	(55,206)	(119,046)	(117,080)
Other income (expense), net	3,266	(4,032)	5,261	(5,031)
Loss before provision for income taxes	(57,590)	(59,238)	(113,785)	(122,111)
Provision for income taxes	821	885	1,785	2,316
Net loss	$(58,411)	$(60,123)	$(115,570)	$(124,427)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.26)	$(0.56)	$(0.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	209,193	229,359	207,515	226,609

* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Net loss	$(58,411)	$(60,123)	$(115,570)	$(124,427)
Other comprehensive income (loss):
Change in unrealized net gain (loss) on available-for-sale securities	165	(193)	282	(909)
Comprehensive loss	$(58,246)	$(60,316)	$(115,288)	$(125,336)

* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2017	2018
	(As Adjusted*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,570)	$(124,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,000	33,590
Amortization of debt discount and debt issuance costs	—	7,889
Stock-based compensation expense	69,057	97,609
Other	797	82
Changes in operating assets and liabilities:
Accounts receivable, net	25	707
Inventory	(10,487)	(8,900)
Deferred commissions	(9,587)	(4,155)
Prepaid expenses and other assets	(186)	11,134
Accounts payable	201	(18,135)
Accrued compensation and other liabilities	(2,993)	(7,458)
Deferred revenue	24,251	39,144
Net cash provided by (used in) operating activities	(14,492)	27,080
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30,100)	(42,733)
Purchases of marketable securities	(95,358)	(494,507)
Sales of marketable securities	33,529	13,585
Maturities of marketable securities	73,681	97,793
Net cash used in investing activities	(18,248)	(425,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	6,793	29,067
Proceeds from issuance of common stock under employee stock purchase plan	14,166	19,698
Proceeds from issuance of convertible senior notes, net of issuance costs	—	562,062
Payment for purchase of capped calls	—	(64,630)
Repurchase of common stock	—	(20,000)
Net cash provided by financing activities	20,959	526,197
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,781)	127,415
Cash, cash equivalents and restricted cash, beginning of period	196,409	258,820
Cash, cash equivalents and restricted cash, end of period	$184,628	$386,235

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$171,894	$370,457
Restricted cash	12,734	15,778
Cash, cash equivalents and restricted cash, end of period	$184,628	$386,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,661	$3,023
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$6,578	$11,949
Vesting of early exercised stock options	$546	$320
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets, property and equipment and deferred sales commissions, stock-based compensation, provision for income taxes including related reserves, and contingent liabilities. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Restricted Cash
Restricted cash is comprised of cash collateral related to our leases and for a vendor corporate credit card program. As of January 31, 2018 and July 31, 2018, we had restricted cash of $14.8 million and $15.8 million on the condensed consolidated balance sheets.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, in accumulated other comprehensive loss, which is reflected as a component of stockholders’ equity. We evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined on the specific identification method. To date, there have been no declines in value deemed to be other than temporary in any of our securities. Realized gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations.
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
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018

Beginning balance (1)	$86,044	$87,313
Additions	24,582	40,003
Recognition of deferred commissions	(19,157)	(35,847)
Ending balance as of July 31, 2018	$91,469	$91,469
____________________
(1) Balance as of January 31, 2018 was adjusted to reflect the adoption of ASC 606.

Of the $91.5 million total deferred commissions balance as of July 31, 2018, we expect to recognize approximately 26% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment loss in relation to capitalized commissions for the three and six months ended July 31, 2017 and 2018.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but that have not yet been recognized as revenue and performance obligations pertaining to support subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Beginning balance (1)	$388,614	$374,102
Additions	92,511	167,782
Recognition of deferred revenue	(67,878)	(128,637)
Ending balance as of July 31, 2018	$413,247	$413,247
____________________
(1) Balance as of January 31, 2018 was adjusted to reflect the adoption of ASC 606.

During the three and six months ended July 31, 2017, we recognized $44.1 million and $75.1 million in revenue pertaining to deferred revenue as of the beginning of each period. During the three and six months ended July 31, 2018, we recognized $60.9 million and $106.2 million in revenue pertaining to deferred revenue as of the beginning of each period.
Of the $413.2 million remaining performance obligations as of July 31, 2018, we expect to recognize approximately 52% as revenue over the next 12 months and the remainder thereafter.
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
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•	Recognition of revenue when, or as, we satisfy a performance obligation
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following line items on our unaudited condensed consolidated statement of operations for the three and six months ended July 31, 2017 have been adjusted to reflect the adoption of ASC 606 (in thousands, except per share data):

	Three Months Ended July 31, 2017			Six Months Ended July 31, 2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Revenue:
Product	$175,013	$4,656	$179,669	$313,438	$9,081	$322,519
Support subscription	49,448	(4,447)	45,001	93,654	(8,858)	84,796
Total revenue	$224,461	$209	$224,670	$407,092	$223	$407,315

Gross profit	$148,010	$209	$148,219	$267,093	$223	$267,316
Sales and marketing	$120,633	$(3,081)	$117,552	$217,597	$(8,282)	$209,315
Total operating expenses	$212,156	$(3,081)	$209,075	$394,644	$(8,282)	$386,362
Loss from operations	$(64,146)	$3,290	$(60,856)	$(127,551)	$8,505	$(119,046)
Loss before provision for income taxes	$(60,880)	$3,290	$(57,590)	$(122,290)	$8,505	$(113,785)
Net loss	$(61,701)	$3,290	$(58,411)	$(124,075)	$8,505	$(115,570)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$0.01	$(0.28)	$(0.60)	$0.04	$(0.56)

Unaudited revenue by geographic location based on bill-to location, which reflects the adoption impact of ASC 606, are as follows (in thousands):

	Three Months Ended July 31, 2017			Six Months Ended July 31, 2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Revenue:
United States	$165,466	$154	$165,620	$311,960	$165	$312,125
Rest of the world	58,995	55	59,050	95,132	58	95,190
Total revenue	$224,461	$209	$224,670	$407,092	$223	$407,315

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. We adopted ASU 2016-18 effective February 1, 2018 on a retrospective basis. Upon adoption, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard increased our previously reported net cash flow from investing activities for the periods in which there were changes in restricted cash but did not impact our net cash flow from operating activities or financing activities presented on our consolidated statements of cash flows.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following line items in our unaudited condensed consolidated statement of cash flows for the six months ended July 31, 2017 have been adjusted to reflect the adoption of ASU 2016-18 and ASC 606 (in thousands):

	Six Months Ended July 31, 2017
	As Previously Reported	Adjustment	As Adjusted
Net loss (1)	$(124,075)	$8,505	$(115,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred commissions (1)	$(4,607)	$(4,980)	$(9,587)
Accrued compensation and other liabilities (1)	$310	$(3,303)	$(2,993)
Deferred revenue (1)	$24,473	$(222)	$24,251
Cash used in operating activities	$(14,492)	$—	$(14,492)
Cash, cash equivalents and restricted cash, beginning of period (2)	$183,675	$12,734	$196,409
Cash, cash equivalents and restricted cash, end of period (2)	$171,894	$12,734	$184,628
_____________________________________________________
(1) Adjustment pertaining to the adoption of ASC 606.
(2) Adjustment pertaining to the adoption of ASU 2016-18.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) (ASU 2018-07). ASU 2018-07 aligns the accounting for share-based awards to employees and non-employees to follow the same model. The new standard is effective for fiscal years beginning after December 15, 2018 using a modified retrospective transition approach. Early adoption is permitted. We adopted this standard for the three and six months ended July 31, 2018 and the adoption of this standard did not materially impact our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. ASU 2016-02 requires the use of the modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), Codification Improvements to Topic 842, Leases (ASU 2018-10) and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). ASU 2018-11 provides a new transition method in which an entity can initially apply the new lease standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These standards will be effective for us beginning on February 1, 2019 and early adoption is permitted. We expect to apply the new transition method prescribed by ASU 2018-11 at the adoption date. We are currently evaluating the impact of these standards on our consolidated financial statements.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act) and requires certain disclosures about stranded tax effects. This standard will be effective for us beginning February 1, 2019 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. We do not expect this standard to have any impact on our consolidated financial statements.

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
In addition to our cash equivalents, marketable securities, and restricted cash, we measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at July 31, 2018 to be a Level 2 measurement due to limited trading activity of the Notes. Refer to Note 5 for further information.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2018 and July 31, 2018 (in thousands):

	As of January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,057	$17,294	$—	$14,763
Level 2
U.S. government treasury notes	131,643	—	(651)	130,992	10,172	120,820	—
U.S. government agencies	47,229	—	(333)	46,896	—	46,896	—
Corporate debt securities	186,506	116	(1,049)	185,573	—	185,573	—
Total	$365,378	$116	$(2,033)	$395,518	$27,466	$353,289	$14,763

	As of July 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$29,047	$13,269	$—	$15,778
Level 2
U.S. government treasury notes	326,328	—	(839)	325,489	58,320	267,169	—
U.S. government agencies	76,443	—	(374)	76,069	1,194	74,875	—
Corporate debt securities	383,340	104	(1,713)	381,731	—	381,731	—
Foreign government bonds	5,151	1	(3)	5,149	—	5,149	—
Asset-backed securities	7,283	—	(2)	7,281	—	7,281	—
Total	$798,545	$105	$(2,931)	$824,766	$72,783	$736,205	$15,778

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of July 31, 2018
	Amortized Cost	Fair Value
Due within one year	$373,160	$372,316
Due in one to five years	365,867	363,889
Total	$739,027	$736,205

The gross unrealized losses on our marketable securities as of July 31, 2018 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss as of July 31, 2018, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$271,578	$(483)	$48,941	$(356)	$320,519	$(839)
U.S. government agencies	55,695	(227)	20,374	(147)	76,069	(374)
Corporate debt securities	271,946	(1,454)	30,654	(259)	302,600	(1,713)
Foreign government bonds	2,944	(3)	—	—	2,944	(3)
Asset-backed securities	5,016	(2)	—	—	5,016	(2)
Total	$607,179	$(2,169)	$99,969	$(762)	$707,148	$(2,931)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2018	As of July 31, 2018
Raw materials	$1,181	$2,828
Finished goods	33,316	38,845
Inventory	$34,497	$41,673

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2018	As of July 31, 2018
Test equipment	$142,311	$156,040
Computer equipment and software	72,329	92,863
Furniture and fixtures	5,363	5,482
Leasehold improvements	15,032	23,763
Total property and equipment	235,035	278,148
Less: accumulated depreciation and amortization	(145,893)	(176,430)
Property and equipment, net	$89,142	$101,718

Depreciation and amortization expense was $14.8 million and $16.8 million for the three months ended July 31, 2017 and 2018, and $29.2 million and $32.8 million for the six months ended July 31, 2017 and 2018.
Intangible Assets, Net
Intangible assets, net, consist of the following (in thousands):

	As of January 31, 2018	As of July 31, 2018
Technology patents	$10,125	$10,125
Accumulated amortization	(5,068)	(5,820)
Intangible assets, net	$5,057	$4,305

Intangible assets amortization expense was $0.4 million for the three months ended July 31, 2017 and 2018, and $0.8 million for the six months ended July 31, 2017 and 2018. The weighted-average remaining useful life of technology patents is 2.9 years. Due to the defensive nature of these patents, the amortization expense is included in general and administrative expenses in the condensed consolidated statements of operations.
As of July 31, 2018, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2019	$752
2020	1,504
2021	1,504
2022	545
Total	$4,305

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2018	As of July 31, 2018
Taxes payable	$4,052	$3,801
Accrued marketing	5,928	5,017
Accrued travel and entertainment expenses	4,386	2,556
Other accrued liabilities	12,463	15,675
Total accrued expenses and other liabilities	$26,829	$27,049

Note 5. Convertible Senior Notes

In April 2018, we issued $575.0 million in principal amount of 0.125% convertible senior notes due 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and received proceeds of $562.1 million, after deducting the underwriters’ discounts and commissions. The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on April 15, 2023 unless repurchased or redeemed by us or converted in accordance with their terms prior to the maturity date. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018.

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

•
during the five business day period after any five consecutive trading day period (the measurement period), in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day;

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were netted with the principal amount of the Notes in the condensed consolidated balance sheets and are being amortized to interest expense in the condensed consolidated statements of operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the condensed consolidated balance sheets. Upon the issuance of the Notes, we recorded total debt issuance costs of $12.9 million, of which approximately $9.8 million was allocated to the Notes and approximately $3.1 million was allocated to additional paid-in capital.

The Notes consisted of the following (in thousands):

As of July 31, 2018
Liability:
Principal	$575,000
Less: debt discount, net of amortization	(128,976)
Less: debt issuance costs, net of amortization	(9,337)
Net carrying amount of the Notes	$436,687

Stockholders' equity:
Allocated value of the conversion feature	$136,333
Less: debt issuance costs	(3,068)
Additional paid-in capital	$133,265

The total estimated fair value of the Notes as of July 31, 2018 was approximately $607.2 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on the closing price of our Class A common stock of $21.66 on July 31, 2018, the if-converted value of the Notes of $474.0 million was less than its principal amount.

The following table sets forth total interest expense recognized related to the Notes for the three and six months ended July 31, 2018 (in thousands):

	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Amortization of debt discount	$6,000	$7,357
Amortization of debt issuance costs	434	532
Total amortization of debt discount and debt issuance costs	6,434	7,889
Contractual interest expense	181	224
Total interest expense related to the Notes	$6,615	$8,113

Effective interest rate of the liability component	5.6%	5.6%

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

Impact on Earnings Per Share
The Notes will not impact our diluted earnings per share until the average market price of our Class A common stock exceeds the conversion price of $26.27 per share, as we intend to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of our Class A common stock exceeds the Cap Price of $39.66 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the Cap Price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

Note 6. Commitments and Contingencies

Operating Leases

As of January 31, 2018 and July 31, 2018, the aggregate future minimum payments under non-cancelable operating leases were approximately $113.0 million and $153.7 million.
Letters of Credit
In connection with the lease amendment executed in March 2018, we issued a letter of credit of $1.5 million. As of January 31, 2018 and July 31, 2018, we had outstanding letters of credit in the aggregate amount of $9.6 million and $10.8 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet as of July 31, 2018.
Indemnification
Our arrangements generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not incurred any material costs as a result of such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements. In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

Note 7. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of July 31, 2018, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of July 31, 2018, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of July 31, 2018, 204,051,868 shares of Class A common stock were issued and outstanding and 31,359,938 shares of Class B common stock were issued and outstanding.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The exercise price of stock options will generally not be less than 100% of the fair market value of our common stock on the date of grant, as determined by our board of directors. Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.
2015 Employee Stock Purchase Plan
In August 2015, our board of directors adopted, and our stockholders approved, the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective in connection with our IPO.
The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). The 2015 ESPP provides for 24 month offering periods beginning March 16th and September 16th of each year, and each offering period consists of four six-month purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification. On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock on (1) the first trading day of the applicable offering period or (2) the purchase date. There was an ESPP reset in the three months ended April 30, 2017 that resulted in a total modification charge of $9.0 million, which is recognized over the new offering period ending March 15, 2019.
We recognized stock-based compensation expense related to our 2015 ESPP of $3.8 million and $7.9 million during the three months ended July 31, 2017 and 2018 and $7.9 million and $14.6 million during the six months ended July 31, 2017 and 2018. As of July 31, 2018, there was $23.9 million of unrecognized stock-based compensation expense related to our 2015 ESPP, which is expected to be recognized over a weighted-average period of approximately 0.9 years.
Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2018	46,359,949	$7.75	6.3	$574,224
Options exercised	(5,884,173)	4.94
Options forfeited/canceled	(1,191,720)	9.36
Balance as of July 31, 2018	39,284,056	$8.12	5.9	$531,664
Vested and exercisable as of July 31, 2018	26,675,832	$6.00	5.4	$417,651

The aggregate intrinsic value of options vested and exercisable as of July 31, 2018 is calculated based on the difference between the exercise price and the closing price of $21.66 of our Class A common stock on July 31, 2018.
As of July 31, 2018, total unrecognized employee compensation cost related to outstanding options was $49.6 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2018	17,682,646	$12.60	$356,117
Granted	7,751,921	20.79
Vested	(4,117,282)	12.50
Forfeited	(858,561)	14.18
Converted	(1,142,838)	11.86
Unvested balance as of July 31, 2018	19,315,886	$15.87	$418,359

As of July 31, 2018, total unrecognized employee compensation cost related to unvested restricted stock units was $273.3 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

In March 2017, we granted 750,000 performance stock units (net of 77,000 canceled units), at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. In March 2018, a total of 780,000 shares was earned based on the performance condition achieved and these shares are subject to service conditions through the vesting periods. Stock-based compensation expense for these performance stock units, recognized on an accelerated attribution method, was $1.2 million and $0.5 million for the three months ended July 31, 2017 and 2018, and $1.6 million and $1.5 million for the six months ended July 31, 2017 and 2018.

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

Restricted Stock

In March 2018, we converted certain restricted stock units and performance stock units that were previously granted into 1,375,210 shares of restricted stock for corporate tax benefit purposes. Of the 1,375,210 shares of restricted stock, 697,116 shares are performance restricted stock and 678,094 shares are subject to service vesting conditions only. The conversion did not change the fair value or vesting conditions and therefore no modification accounting was required.

During the three and six months ended July 31, 2018, we issued 21,047 shares and 1,954,908 shares of performance restricted stock, at the maximum performance percentage of 180%, with performance vesting conditions payable in common shares, contingent upon the degree to which the performance condition is met. The shares may be earned from 0% to 180%. Actual shares earned may be lower than the aggregate maximum number dependent on the degree to which the performance condition is met, and cannot be higher than the aggregate maximum number. Any portion of shares that are not earned will be canceled.

All unvested restricted shares are subject to repurchase. Stock-based compensation expense for performance restricted stock is recognized on an accelerated attribution method. In the three and six months ended July 31, 2018, we recognized $6.7 million and $10.2 million in stock-based compensation expense relating to restricted stock. As of July 31, 2018, total unrecognized employee compensation cost related to unvested restricted stock was $31.7 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
Cost of revenue—product	$358	$720	$755	$1,328
Cost of revenue—support subscription	2,245	2,929	4,019	5,613
Research and development	17,971	22,232	33,559	43,322
Sales and marketing	11,439	17,269	22,065	31,209
General and administrative	4,825	10,504	8,659	16,137
Total stock-based compensation expense	$36,838	$53,654	$69,057	$97,609

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Net loss	$(58,411)	$(60,123)	$(115,570)	$(124,427)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	209,193	229,359	207,515	226,609
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.26)	$(0.56)	$(0.55)

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
Stock options to purchase common stock	53,878	40,920	54,864	42,923
Restricted stock units	15,710	19,957	13,759	19,486
Restricted stock and early exercised stock options	279	3,327	333	2,585
Employee stock purchase plan	898	1,154	898	1,127
Total	70,765	65,358	69,854	66,121

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
As of July 31, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2018.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
United States	$165,620	$229,760	$312,125	$414,678
Rest of the world	59,050	79,124	95,190	150,151
Total revenue	$224,670	$308,884	$407,315	$564,829
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

Long-Lived Assets by Geographic Area
Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2018	As of July 31, 2018
United States	$85,430	$97,250
Rest of the world	3,712	4,468
Total long-lived assets	$89,142	$101,718

Note 12. Subsequent Event
In August 2018, we acquired StorReduce, Inc., a cloud-first software-defined storage solution, for $25 million in cash, subject to adjustments. We are currently in the process of completing the purchase price allocation for this acquisition, which will be included in our condensed consolidated financial statements for the quarter ending October 31, 2018.

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
We were incorporated in October 2009 and are headquartered in Mountain View, California, with operations throughout the world. Our primary offerings include: our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based management and support software powered by our META AI Engine, FlashStack, our joint converged infrastructure solution with Cisco, and Artificial Intelligence Ready Infrastructure (AIRI), our joint converged AI Infrastructure offering with NVIDIA.
Since launching in May 2012, our customer base has grown to over 5,150 customers, including over 35% of the Fortune 500. We target a variety of large and mid-size cloud service providers, commercial enterprises, federal, state, and local governments, schools and healthcare organizations globally, and have deployed our platform at customers across multiple industry verticals. Our platform has been deployed in some of the largest and most sophisticated enterprises in the world as well as smaller organizations with limited IT expertise or budget, including hospitals, municipalities and school districts. Hundreds of our customers have invested north of a million dollars in leveraging our platform across their business-critical applications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented 10% or more of revenue in the three and six months ended July 31, 2017 and 2018.
We have continued to experience substantial growth, with revenue for the three months ended July 31, 2017 and 2018 of $224.7 million and $308.9 million, representing year-over-year growth of 37%. For the six months ended July 31, 2017 and 2018 our revenue was $407.3 million and $564.8 million, representing year-over-year growth of 39%. Our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and we have incurred net losses in each period since our inception, including net losses of $58.4 million and $60.1 million for the three months ended July 31, 2017 and 2018, and $115.6 million and $124.4 million for the six months ended July 31, 2017 and 2018.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 2,100 employees as of January 31, 2018, to over 2,450 employees as of July 31, 2018. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. Our revenue generated from customers outside of the United States was 23% and 27% for the six months ended July 31, 2017 and 2018.
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

In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023 (the Notes), in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. See further discussion in Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In May 2018, we held Pure//Accelerate, our annual user conference, and introduced a number of new product and service offerings including:

•
New FlashArray//X, delivering 100% NVMe-capable storage across our FlashArray product line, with the ability to unite SAN and DAS into a single, consolidated, shared, and more efficient data-center architecture.

•	AIRI Mini, enabling customers to gain competitive advantage through AI at a price point accessible for many organizations.

•
Evergreen Storage Service (ES2), a cloud-like, storage consumption offering that enables customers to purchase on-premises or offsite-hosted private storage on a pay-per-month-per-terabyte basis, after a baseline commitment.

In August 2018, we acquired StorReduce, Inc., a cloud-first software-defined storage solution. The acquisition is expected to help us offer a broader portfolio of data solutions to customers on premise and in the public cloud.

Our Business Model
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement and is responsible for large account penetration, global account coordination, and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. One channel partner represented 10% or more of revenue for the three months ended July 31, 2018. No channel partner or customer represented 10% or more of revenue for the six months ended July 31, 2018.
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
To deliver on the next level of operational simplicity and support excellence, we designed Pure1, our integrated cloud-based management and support platform. Pure1 enables our customers, support staff and partners to collaborate to achieve the best customer experience and is included with an active support subscription agreement. In addition, our Evergreen Storage Service program provides our customers who continually maintain active and eligible maintenance and support for three years with an included controller refresh with each additional three year support subscription renewal. In this way, our customers improve and extend the service life of their arrays, we reduce our cost of support by keeping the array modern and encourage capacity expansion. In accordance with revenue recognition accounting guidance, we recognize the allocated revenue of the controllers and expense the related cost in the period in which we ship these controllers.
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and is a strong driver of both initial purchase and additional purchases of our products. Of all the customers that have been with us for at least 12 months as of July 31, 2018, our top 25 customers on average spent approximately $12 on new product purchases for every $1 of initial product purchase, in the first 18 months following their initial purchase.
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
We derive revenue from the sale of our FlashArray and FlashBlade products and support subscription services. Provided that all other revenue recognition criteria have been met, we typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions.
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
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, inventory write-offs, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars, as our product revenue increases.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities, interest expense from the Notes and gains and losses from foreign currency transactions.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Consolidated Statements of Operations Data:
Revenue:
Product	$179,669	$241,137	$322,519	$436,586
Support subscription	45,001	67,747	84,796	128,243
Total revenue	224,670	308,884	407,315	564,829
Cost of revenue:
Product (1)	57,252	78,262	103,897	144,682
Support subscription (1)	19,199	24,457	36,102	47,667
Total cost of revenue	76,451	102,719	139,999	192,349
Gross profit	148,219	206,165	267,316	372,480
Operating expenses:
Research and development (1)	69,361	84,031	134,789	162,523
Sales and marketing (1)	117,552	143,749	209,315	266,116
General and administrative (1)	22,162	33,591	42,258	60,921
Total operating expenses	209,075	261,371	386,362	489,560
Loss from operations	(60,856)	(55,206)	(119,046)	(117,080)
Other income (expense), net	3,266	(4,032)	5,261	(5,031)
Loss before provision for income taxes	(57,590)	(59,238)	(113,785)	(122,111)
Provision for income taxes	821	885	1,785	2,316
Net loss	$(58,411)	$(60,123)	$(115,570)	$(124,427)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018

Cost of revenue—product	$358	$720	$755	$1,328
Cost of revenue—support subscription	2,245	2,929	4,019	5,613
Research and development	17,971	22,232	33,559	43,322
Sales and marketing	11,439	17,269	22,065	31,209
General and administrative	4,825	10,504	8,659	16,137
Total stock-based compensation expense	$36,838	$53,654	$69,057	$97,609

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	80.0%	78.1%	79.2%	77.3%
Support subscription	20.0	21.9	20.8	22.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	25.5	25.4	25.5	25.6
Support subscription	8.5	7.9	8.9	8.5
Total cost of revenue	34.0	33.3	34.4	34.1
Gross profit	66.0	66.7	65.6	65.9
Operating expenses:
Research and development	30.9	27.2	33.1	28.8
Sales and marketing	52.3	46.5	51.4	47.1
General and administrative	9.9	10.9	10.3	10.7
Total operating expenses	93.1	84.6	94.8	86.6
Loss from operations	(27.1)	(17.9)	(29.2)	(20.7)
Other income (expense), net	1.5	(1.3)	1.3	(0.9)
Loss before provision for income taxes	(25.6)	(19.2)	(27.9)	(21.6)
Provision for income taxes	0.4	0.3	0.5	0.4
Net loss	(26.0)%	(19.5)%	(28.4)%	(22.0)%

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)				(As Adjusted*)
Product revenue	$179,669	$241,137	$61,468	34%	$322,519	$436,586	$114,067	35%
Support subscription revenue	45,001	67,747	22,746	51%	84,796	128,243	43,447	51%
Total revenue	$224,670	$308,884	$84,214	37%	$407,315	$564,829	$157,514	39%
______________________________
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

Total revenue increased by $84.2 million, or 37%, during the three months ended July 31, 2018 compared to the three months ended July 31, 2017 and increased by $157.5 million or 39%, during the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase in product revenue was primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 3,700 as of July 31, 2017 to over 5,150 as of July 31, 2018. The increase in support subscription revenue was primarily driven by an increase in support subscription agreements sold with increased product sales, as well as increased recognition of deferred support subscription revenue contracts.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)				(As Adjusted*)
Product cost of revenue	$57,252	$78,262	$21,010	37%	$103,897	$144,682	$40,785	39%
Support subscription cost of revenue	19,199	24,457	5,258	27%	36,102	47,667	11,565	32%
Total cost of revenue	$76,451	$102,719	$26,268	34%	$139,999	$192,349	$52,350	37%
Product gross margin	68.1%	67.5%			67.8%	66.9%
Support subscription gross margin	57.3%	63.9%			57.4%	62.8%
Total gross margin	66.0%	66.7%			65.6%	65.9%
____________________________
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

Cost of revenue increased by $26.3 million, or 34%, during the three months ended July 31, 2018 compared to the three months ended July 31, 2017 and increased by $52.4 million, or 37%, during the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increases in product cost of revenue for these periods were primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increases in support subscription cost of revenue during these periods were primarily attributable to costs in our customer support organization as we continue to expand globally. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement associated with a higher number of support subscription agreements. Total headcount in these functions increased 41% from July 31, 2017 to July 31, 2018.
Total gross margin increased from 66.0% in the three months ended July 31, 2017 to 66.7% in the three months ended July 31, 2018 and increased from 65.6% in the six months ended July 31, 2017 to 65.9% in the six months ended July 31, 2018. Product gross margin decreased from 68.1% in the three months ended July 31, 2017 to 67.5% in the three months ended July 31, 2018 and decreased from 67.8% in the six months ended July 31, 2017 to 66.9% in the six months ended July 31, 2018, primarily driven by pricing and product mix dynamics across our product portfolio, including increased sales from our FlashBlade products which generally have a modestly lower gross margin compared to our FlashArray products. Support subscription gross margin increased from 57.3% in the three months ended July 31, 2017 to 63.9% in the three months ended July 31, 2018 and increased from 57.4% in the six months ended July 31, 2017 to 62.8% in the six months ended July 31, 2018, primarily attributable to a continued increase in amortization of ongoing support subscription contracts as a result of our growing installed base, our continued efforts at driving operational efficiencies in our support organization and timing of renewal bookings during the period.
Operating Expenses
Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)
Research and development	$69,361	$84,031	$14,670	21%	$134,789	$162,523	$27,734	21%

Research and development expense increased by $14.7 million, or 21%, during the three months ended July 31, 2018 compared to the three months ended July 31, 2017, as we continued to develop new and enhanced product offerings. The increase was primarily driven by a $12.7 million increase in employee compensation and related costs, including a $4.3 million increase in stock-based compensation expense, as headcount increased 22% from July 31, 2017 to July 31, 2018. The remainder of the increase was primarily attributable to a $0.9 million increase in office and facilities related expenses, a $0.6 million increase in depreciation on our test equipment and a $0.5 million increase in outside services expense.

Research and development expense increased by $27.7 million, or 21%, during the six months ended July 31, 2018 compared to the six months ended July 31, 2017, as we continued to develop new and enhanced product offerings. The increase was primarily driven by a $25.0 million increase in employee compensation and related costs, including a $9.8 million increase in stock-based compensation expense, as headcount increased 22% from July 31, 2017 to July 31, 2018. The remainder of the increase was primarily attributable to a $1.5 million increase in office and facilities related expenses and a $1.1 million increase in depreciation on our test equipment.
Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)				(As Adjusted*)
Sales and marketing	$117,552	$143,749	$26,197	22%	$209,315	$266,116	$56,801	27%
____________________________________
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

Sales and marketing expense increased by $26.2 million, or 22%, during the three months ended July 31, 2018 compared to the three months ended July 31, 2017, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by a $22.1 million increase in employee compensation and related costs, including a $3.0 million increase in commissions and a $5.8 million increase in stock-based compensation expense, as headcount increased 27% from July 31, 2017 to July 31, 2018. The remainder of the increase was primarily attributable to a $2.0 million increase in outside services to support our growth and international expansion, a $1.4 million increase in office and facilities-related expenses and a $0.7 million increase in travel and related costs.

Sales and marketing expense increased by $56.8 million, or 27%, during the six months ended July 31, 2018 compared to the six months ended July 31, 2017, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by a $46.5 million increase in employee compensation and related costs, including a $7.9 million increase in commissions and a $9.1 million increase in stock-based compensation expense, as headcount increased 27% from July 31, 2017 to July 31, 2018. The remainder of the increase was primarily attributable to a $3.8 million increase in outside services to support our growth and international expansion, a $2.6 million increase in office and facilities-related expenses, a $2.5 million increase in travel and related costs, and a $1.4 million increase in marketing events and brand awareness program costs.

General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)
General and administrative	$22,162	$33,591	$11,429	52%	$42,258	$60,921	$18,663	44%

General and administrative expense increased by $11.4 million, or 52%, during the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase was primarily due to a $9.0 million increase in employee compensation and related costs, including a $5.7 million increase in stock-based compensation expense, as we increased our general and administrative headcount by 31% from July 31, 2017 to July 31, 2018, a $1.7 million increase in outside services costs and a $0.9 million increase in office and facilities-related expenses.

General and administrative expense increased by $18.7 million, or 44%, during the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase was primarily due to a $13.8 million increase in employee compensation and related costs, including a $7.5 million increase in stock-based compensation expense, as we increased our general and administrative headcount by 31% from July 31, 2017 to July 31, 2018, a $3.2 million increase in outside services costs and a $1.8 million increase in office and facilities-related expenses.

Other Income (Expense), Net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)
Other income (expense), net	$3,266	$(4,032)	$(7,298)	223%	$5,261	$(5,031)	$(10,292)	196%

Other income (expense), net decreased during the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2017 primarily due to interest expense associated with the amortization of debt discount and debt issuance costs in connection with the Notes issued in April 2018, which was $6.6 million and $8.1 million in the three and six months ended July 31, 2018, and higher net foreign exchange losses in the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2017 as U.S. dollars strengthened relative to certain foreign currencies, partially offset by an increase in interest income of $3.5 million and $4.1 million in the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2017 as our cash, cash equivalents and marketable securities increased.
Provision for Income Taxes

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$821	$885	$64	8%	$1,785	$2,316	$531	30%

The increase in provision for income taxes during the three months ended July 31, 2018 compared to the three months ended July 31, 2017 was primarily attributable to higher state income taxes. The increase in provision for income taxes during the six months ended July 31, 2018 compared to the six months ended July 31, 2017 was driven by foreign income taxes due to higher foreign profits.

Liquidity and Capital Resources
As of July 31, 2018, we had cash, cash equivalents and marketable securities of $1,106.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. We have generated significant operating losses as reflected in our accumulated deficit of $1,028.0 million. We may continue to incur operating losses and negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new product introductions, the continuing market acceptance of our products and services, and the timing and settlement election of the Notes. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. For example, we acquired StorReduce, Inc., a cloud-first software-defined solution, in August 2018. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
As of January 31, 2018 and July 31, 2018, we had letters of credit in the aggregate amount of $9.6 million and $10.8 million, in connection with our leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Six Months Ended July 31,
	2017	2018
Net cash provided by (used in) operating activities	$(14,492)	$27,080
Net cash used in investing activities	$(18,248)	$(425,862)
Net cash provided by financing activities	$20,959	$526,197

Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2018 was $27.1 million, which mainly consisted of a net loss of $124.4 million, adjusted for non-cash charges including stock-based compensation expense of $97.6 million, depreciation and amortization of $33.6 million, amortization of debt discount and debt issuance costs of $7.9 million and net cash inflows of $12.3 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $39.1 million increase in deferred revenue, an $11.1 million decrease in prepaid expenses and other assets and a $0.7 million decrease in net accounts receivable, partially offset by an $18.1 million decrease in accounts payable, an $8.9 million increase in inventory, a $7.5 million decrease in accrued compensation and other liabilities, and a $4.2 million increase in deferred commissions. The increase in deferred revenue was primarily due to new sales order growth during the six months ended July 31, 2018. The increase in inventory was primarily due to expanding product portfolio and to support revenue growth. The decreases in prepaid expenses and other assets, accounts receivable, accounts payable and accrued compensation and other liabilities were primarily attributable to timing of collections and payments.
Net cash used in operating activities during the six months ended July 31, 2017 was $14.5 million, which resulted primarily from a net loss of $115.6 million, partially offset by non-cash charges for stock-based compensation expense of $69.1 million, depreciation and amortization of $30.0 million, and net cash flow of $1.2 million from changes in operating assets and liabilities primarily driven by a $24.3 million increase in deferred revenue, partially offset by a $10.5 million increase in inventory and a $9.6 million increase in deferred commission. The increases in deferred revenue and deferred commission were primarily due to new sales order growth during the six months ended July 31, 2017. The increase in inventory was primarily as a result of increased purchases to manage component costs and availability to meet higher demand for our products.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2018 of $425.9 million resulted from capital expenditures of $42.7 million and net purchases of marketable securities of $383.1 million.
Net cash used in investing activities during the six months ended July 31, 2017 of $18.2 million resulted from capital expenditures of $30.1 million, partially offset by net sales and maturities of marketable securities of $11.9 million.
Financing Activities
Net cash provided by financing activities during the six months ended July 31, 2018 of $526.2 million was primarily attributable to $562.1 million in net proceeds from issuance of the Notes, $29.1 million in proceeds from the exercise of employee stock options and $19.7 million in proceeds from issuance of common stock under the employee stock purchase plan (ESPP), partially offset by a $64.6 million payment to purchase Capped Calls and a $20.0 million common stock repurchase in conjunction with the issuance of the Notes.
Net cash provided by financing activities during the six months July 31, 2017 of $21.0 million was primarily attributed to $14.2 million in proceeds from issuance of common stock under our ESPP and $6.8 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments

As of January 31, 2018 and July 31, 2018, the aggregate future minimum payments under non-cancelable operating leases was approximately $113.0 million and $153.7 million. In connection with the lease amendment executed in March 2018, we issued an additional letter of credit of $1.5 million.

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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, asset-backed securities, and highly rated corporate debt. As of July 31, 2018, we had cash, cash equivalents and marketable securities of $1,106.7 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $7.9 million as of July 31, 2018.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at July 31, 2018 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $3.5 million as of July 31, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of July 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 on our financial statements to facilitate such adoption effective February 1, 2018. In addition, we made some changes in the first quarter of our fiscal 2018 to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 37% for the three months ended July 31, 2018, and our headcount increased from over 1,900 to over 2,450 employees from July 31, 2017 to July 31, 2018. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

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
We have not achieved profitability for any year since our inception. We incurred a net loss of $159.9 million for the year ended January 31, 2018, and $124.4 million for the six months ended July 31, 2018, and we had an accumulated deficit of $903.6 million as of January 31, 2018 and $1,028.0 million as of July 31, 2018. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
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
Many competitors have developed competing all-flash storage technologies. For example, several of our competitors have introduced all-flash storage products with performance-focused designs and/or with data reduction technologies that directly compete with our products, or have introduced business programs that attempt to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new features, services and technologies that may, or that they may claim to, offer greater value compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

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
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our products. Additionally, most of our prospective customers have existing storage products supplied by our competitors, who have an advantage in retaining the customer because, among other things, they already understand the customer’s IT infrastructure, user demands and needs. In the event that we are unable to successfully sell our products to new customers or persuade our customers to continue purchasing our products, we will not be able to maintain or increase our market share and revenue, which could adversely affect our business and operating results.
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
We need to continue to expand and optimize our sales organization in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. We must design and implement effective sales incentive programs, and it can take time before our sales representatives are fully trained and productive. If we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of these investments or increase our revenue.
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
The sales prices of our products and services may fluctuate or decline, which may reduce our gross profits, revenue growth, and adversely impact our financial results.
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
We may, from time to time, acquire complementary products, technologies or businesses. For example, in August 2018 we acquired StorReduce, Inc. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The new legislation decreased the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, limitations on the deductibility of executive compensation, limitation or modification on the deductibility of certain business expenses, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the introduction of a base erosion and anti-abuse tax. In the absence of guidance on various uncertainties and ambiguities in the application of these provisions, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Act, but it is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our executive officers, employees and directors and their affiliates, collectively hold the majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock will therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 10% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from investors and may vote in a way with which investors disagree and which may be adverse to investors’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $26.82, through August 30, 2018. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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

PURE STORAGE, INC.

Date:	September 4, 2018	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 4, 2018	By:	/s/ TIMOTHY RIITTERS
Timothy Riitters
Chief Financial Officer (Principal Financial and Accounting Officer)