Form 10-Q
period 2018-10-31
Pure Storage, Inc.
filed 2018-12-06
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 28, 2018, the registrant had 216,507,814 shares of its Class A common stock outstanding and 25,108,923 shares of its Class B common stock outstanding. As of the date hereof, all outstanding shares of our Class B common stock have been converted into the same number of shares of Class A common stock pursuant to the terms of our amended and restated certificate of incorporation. See further discussion in Part II, Item 5 of this Quarterly Report on Form 10-Q.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability, expansion and growth, our expectations that average sales prices may decrease over time, our plans to expand and continue to invest internationally, our plans to expand the research and development organization as well as the sales and marketing function and channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite significant revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including those of retrofitted or new products from incumbent vendors, hyperconverged products, defined as server compute and storage combined within a single chassis, or public cloud, our expectations concerning relationships with third parties, including partners and customers, the adequacy of our intellectual property rights, and expectations concerning potential legal proceedings and related costs.
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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2018	As of October 31, 2018
	(As Adjusted*)
ASSETS
Current assets:
Cash and cash equivalents	$244,057	$406,641
Marketable securities	353,289	737,020
Accounts receivable, net of allowance of $1,062 and $1,052 as of January 31, 2018 and October 31, 2018	243,001	305,649
Inventory	34,497	50,737
Deferred commissions, current	21,088	24,100
Prepaid expenses and other current assets	47,552	44,657
Total current assets	943,484	1,568,804
Property and equipment, net	89,142	115,266
Deferred commissions, non-current	66,225	72,340
Intangible assets, net	5,057	21,126
Goodwill	—	10,997
Deferred income taxes, non-current	1,060	1,766
Restricted cash	14,763	15,822
Other assets, non-current	4,264	5,245
Total assets	$1,123,995	$1,811,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,420	$101,979
Accrued compensation and benefits	59,898	53,213
Accrued expenses and other liabilities	26,829	43,633
Deferred revenue, current	191,229	232,570
Liability related to early exercised stock options	320	—
Total current liabilities	362,696	431,395
Convertible senior notes, net	—	443,212
Deferred revenue, non-current	182,873	228,618
Other liabilities, non-current	4,025	5,813
Total liabilities	549,594	1,109,038
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2018 and October 31, 2018; no shares issued and outstanding as of January 31, 2018 and October 31, 2018	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2018 and October 31, 2018; 220,979 (Class A 129,502, Class B 91,477) and 241,359 (Class A 216,252, Class B 25,107) shares issued and outstanding as of January 31, 2018 and October 31, 2018	22	24
Additional paid-in capital	1,479,883	1,761,597
Accumulated other comprehensive loss	(1,917)	(3,099)
Accumulated deficit	(903,587)	(1,056,194)
Total stockholders’ equity	574,401	702,328
Total liabilities and stockholders’ equity	$1,123,995	$1,811,366
*Prior period information has been adjusted to reflect the adoption impact of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), which we adopted on February 1, 2018.
 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Revenue:
Product	$227,772	$298,863	$550,291	$735,449
Support subscription	49,819	73,916	134,615	202,159
Total revenue	277,591	372,779	684,906	937,608

Cost of revenue:
Product	75,392	96,610	179,289	241,292
Support subscription	20,467	27,049	56,569	74,716
Total cost of revenue	95,859	123,659	235,858	316,008

Gross profit	181,732	249,120	449,048	621,600

Operating expenses:
Research and development	68,927	90,783	203,716	253,306
Sales and marketing	116,971	146,903	326,286	413,019
General and administrative	25,406	38,651	67,664	99,572
Total operating expenses	211,304	276,337	597,666	765,897

Loss from operations	(29,572)	(27,217)	(148,618)	(144,297)
Other income (expense), net	1,138	(2,889)	6,399	(7,920)
Loss before provision for income taxes	(28,434)	(30,106)	(142,219)	(152,217)
Income tax provision (benefit)	970	(1,926)	2,755	390
Net loss	$(29,404)	$(28,180)	$(144,974)	$(152,607)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.12)	$(0.69)	$(0.66)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	213,274	235,205	209,456	229,505

* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Net loss	$(29,404)	$(28,180)	$(144,974)	$(152,607)
Other comprehensive loss:
Change in unrealized net loss on available-for-sale securities	(439)	(273)	(157)	(1,182)
Comprehensive loss	$(29,843)	$(28,453)	$(145,131)	$(153,789)

* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2017	2018
	(As Adjusted*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(144,974)	$(152,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,525	51,381
Amortization of debt discount and debt issuance costs	—	14,414
Stock-based compensation expense	107,920	155,938
Deferred income taxes	(121)	(4,402)
Other	1,000	(635)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(33,630)	(62,623)
Inventory	(14,314)	(17,103)
Deferred commissions	(13,969)	(9,127)
Prepaid expenses and other assets	(112)	1,996
Accounts payable	11,808	11,800
Accrued compensation and other liabilities	359	7,592
Deferred revenue	54,264	87,005
Net cash provided by operating activities	13,756	83,629
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(44,351)	(70,807)
Acquisition, net of cash acquired	—	(13,899)
Purchases of marketable securities	(151,998)	(558,248)
Sales of marketable securities	46,067	18,802
Maturities of marketable securities	99,021	156,049
Net cash used in investing activities	(51,261)	(468,103)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	15,761	43,342
Proceeds from issuance of common stock under employee stock purchase plan	22,137	33,444
Proceeds from issuance of convertible senior notes, net of issuance costs	—	562,062
Payment for purchase of capped calls	—	(64,630)
Repayment of debt assumed from acquisition	—	(6,101)
Repurchase of common stock	—	(20,000)
Net cash provided by financing activities	37,898	548,117
Net increase in cash, cash equivalents and restricted cash	393	163,643
Cash, cash equivalents and restricted cash, beginning of period	196,409	258,820
Cash, cash equivalents and restricted cash, end of period	$196,802	$422,463

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$182,039	$406,641
Restricted cash	14,763	15,822
Cash, cash equivalents and restricted cash, end of period	$196,802	$422,463
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,410	$4,121
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$9,831	$14,605
Acquisition consideration held back to satisfy potential indemnification claims	$—	$3,725
Vesting of early exercised stock options	$794	$320
 * Prior period information has been adjusted to reflect the adoption impact of ASC 606 and Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which we adopted on February 1, 2018.
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
We help innovators to build a better world with data. Our data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our Pure1 cloud-based support and management platform simplifies storage administration and provides real-time scanning to find and fix issues. Our business model replaces the traditional forklift upgrade cycle with Evergreen Storage subscriptions to hardware and software innovation, support and maintenance.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets, property and equipment and deferred sales commissions, stock-based compensation, provision for income taxes including related reserves, valuation of intangible assets and goodwill, and contingent liabilities. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Restricted Cash
Restricted cash is comprised of cash collateral related to our leases and for a vendor corporate credit card program. As of January 31, 2018 and October 31, 2018, we had restricted cash of $14.8 million and $15.8 million on the condensed consolidated balance sheets.

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
Business Combination
We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the acquired businesses are included in our condensed consolidated financial statements from the date of acquisition.  Acquisition-related expenses are expensed as incurred.
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
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Beginning balance (1)	$91,469	$87,313
Additions	31,884	71,887
Recognition of deferred commissions	(26,913)	(62,760)
Ending balance as of October 31, 2018	$96,440	$96,440
____________________
(1) Balance as of January 31, 2018 was adjusted to reflect the adoption of ASC 606.

Of the $96.4 million total deferred commissions balance as of October 31, 2018, we expect to recognize approximately 25% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the three and nine months ended October 31, 2017 and 2018.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but that have not yet been recognized as revenue and performance obligations pertaining to support subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Beginning balance (1)	$413,247	$374,102
Additions	122,681	290,463
Recognition of deferred revenue	(74,740)	(203,377)
Ending balance as of October 31, 2018	$461,188	$461,188
____________________
(1) Balance as of January 31, 2018 was adjusted to reflect the adoption of ASC 606.

During the three and nine months ended October 31, 2017, we recognized $47.3 million and $108.2 million in revenue pertaining to deferred revenue as of the beginning of each period. During the three and nine months ended October 31, 2018, we recognized $67.0 million and $151.4 million in revenue pertaining to deferred revenue as of the beginning of each period.
Of the $461.2 million remaining performance obligations as of October 31, 2018, we expect to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09 or ASC 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP upon its effective date. The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of applying the standard recognized at the date of application (cumulative catch-up transition method).
We adopted the standard using the full retrospective method beginning February 1, 2018, for the year ending January 31, 2019, and our historical financial information for the years ended January 31, 2017 and 2018 has been adjusted to conform to the new standard.
The most significant impact of the standard related to the removal of limitation on contingent revenue, resulting in an increase in product revenue and a decrease in support subscription revenue. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of sales commissions. While the adoption of the standard changes certain line items within the net cash flow from operating activities, it had no impact on the net cash provided by or used in operating, investing, or financing activities on our condensed consolidated statements of cash flows.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following line items on our condensed consolidated balance sheet as of January 31, 2018 have been adjusted to reflect the adoption of ASC 606 (in thousands):

	As of January 31, 2018
	As Previously Reported	Adjustment	As Adjusted
Assets:
Deferred commissions, current	$22,437	$(1,349)	$21,088
Deferred commissions, non-current	20,288	45,937	66,225
Total deferred commissions	$42,725	$44,588	$87,313
Liabilities:
Deferred revenue, current	$209,377	$(18,148)	$191,229
Deferred revenue, non-current	196,632	(13,759)	182,873
Total deferred revenue	$406,009	$(31,907)	$374,102
Stockholders' equity:
Accumulated deficit	$(980,082)	$76,495	$(903,587)

The following line items on our unaudited condensed consolidated statement of operations for the three and nine months ended October 31, 2017 have been adjusted to reflect the adoption of ASC 606 (in thousands, except per share data):

	Three Months Ended October 31, 2017			Nine Months Ended October 31, 2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Revenue:
Product	$223,196	$4,576	$227,772	$536,634	$13,657	$550,291
Support subscription	54,478	(4,659)	49,819	148,132	(13,517)	134,615
Total revenue	$277,674	$(83)	$277,591	$684,766	$140	$684,906

Gross profit	$181,815	$(83)	$181,732	$448,908	$140	$449,048
Sales and marketing	$129,299	$(12,328)	$116,971	$346,896	$(20,610)	$326,286
Total operating expenses	$223,632	$(12,328)	$211,304	$618,276	$(20,610)	$597,666
Loss from operations	$(41,817)	$12,245	$(29,572)	$(169,368)	$20,750	$(148,618)
Loss before provision for income taxes	$(40,679)	$12,245	$(28,434)	$(162,969)	$20,750	$(142,219)
Net loss	$(41,649)	$12,245	$(29,404)	$(165,724)	$20,750	$(144,974)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$0.06	$(0.14)	$(0.79)	$0.10	$(0.69)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unaudited revenue by geographic location based on bill-to location, which reflects the adoption impact of ASC 606, are as follows (in thousands):

	Three Months Ended October 31, 2017			Nine Months Ended October 31, 2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Revenue:
United States	$192,977	$(58)	$192,919	$504,937	$108	$505,045
Rest of the world	84,697	(25)	84,672	179,829	32	179,861
Total revenue	$277,674	$(83)	$277,591	$684,766	$140	$684,906

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
The following line items in our unaudited condensed consolidated statement of cash flows for the nine months ended October 31, 2017 have been adjusted to reflect the adoption of ASU 2016-18 and ASC 606 (in thousands):

	Nine Months Ended October 31, 2017
	As Previously Reported	Adjustment	As Adjusted
Net loss (1)	$(165,724)	$20,750	$(144,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions (1)	$(7,629)	$(6,340)	$(13,969)
Accrued compensation and other liabilities (1)	$14,629	$(14,270)	$359
Deferred revenue (1)	$54,404	$(140)	$54,264
Cash provided by operating activities	$13,756	$—	$13,756
Net increase in restricted cash (2)	$(2,029)	$2,029	$—
Net cash used in investing activities (2)	$(53,290)	$2,029	$(51,261)
Net increase (decrease) in cash, cash equivalents and restricted cash (2)	$(1,636)	$2,029	$393
Cash, cash equivalents and restricted cash, beginning of period (2)	$183,675	$12,734	$196,409
Cash, cash equivalents and restricted cash, end of period (2)	$182,039	$14,763	$196,802
_____________________________________________________
(1) Adjustment pertaining to the adoption of ASC 606.
(2) Adjustment pertaining to the adoption of ASU 2016-18.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) (ASU 2018-07). ASU 2018-07 aligns the accounting for share-based awards to employees and non-employees to follow the same model. The new standard is effective for fiscal years beginning after December 15, 2018 using a modified retrospective transition approach. Early adoption is permitted. We adopted this standard for the three and nine months ended October 31, 2018 and the adoption of this standard did not materially impact our consolidated financial statements.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. ASU 2016-02 requires the use of the modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), Codification Improvements to Topic 842, Leases (ASU 2018-10) and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). ASU 2018-11 provides a new transition method in which an entity can initially apply the new lease standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These standards will be effective for us beginning on February 1, 2019 and early adoption is permitted. We expect to apply the new transition method prescribed by ASU 2018-11 at the adoption date. We are currently evaluating the impact of these standards on our consolidated financial statements and expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets, which will increase our total assets and total liabilities upon adoption.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. This standard is effective, on a prospective basis, for our goodwill impairment tests beginning February 1, 2020. Early adoption is permitted. We are evaluating the impact of this standard on our consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which amended its conceptual framework to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-13 eliminates such disclosures around the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance also adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for us beginning February 1, 2020. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASC 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will be effective for us beginning February 1, 2020 and should be applied either retrospectively or prospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. We are evaluating the impact of this guidance on our condensed consolidated financial statements and expect to adopt this guidance in the first quarter of fiscal 2020.

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
In addition to our cash equivalents, marketable securities, and restricted cash, we measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at October 31, 2018 to be a Level 2 measurement due to limited trading activity of the Notes. Refer to Note 6 for further information.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2018 and October 31, 2018 (in thousands):

	As of January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,057	$17,294	$—	$14,763
Level 2
U.S. government treasury notes	131,643	—	(651)	130,992	10,172	120,820	—
U.S. government agencies	47,229	—	(333)	46,896	—	46,896	—
Corporate debt securities	186,506	116	(1,049)	185,573	—	185,573	—
Total	$365,378	$116	$(2,033)	$395,518	$27,466	$353,289	$14,763

	As of October 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$26,298	$10,476	$—	$15,822
Level 2
U.S. government treasury notes	323,212	—	(891)	322,321	62,392	259,929	—
U.S. government agencies	73,362	—	(355)	73,007	2,992	70,015	—
Corporate debt securities	377,468	31	(1,830)	375,669	—	375,669	—
Foreign government bonds	6,657	1	(14)	6,644	—	6,644	—
Asset-backed securities	24,804	—	(41)	24,763	—	24,763	—
Total	$805,503	$32	$(3,131)	$828,702	$75,860	$737,020	$15,822

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of October 31, 2018
	Amortized Cost	Fair Value
Due within one year	$367,860	$366,886
Due in one to five years	372,255	370,134
Total	$740,115	$737,020

The gross unrealized losses on our investments as of October 31, 2018 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position as of October 31, 2018, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$282,905	$(535)	$39,416	$(356)	$322,321	$(891)
U.S. government agencies	47,927	(143)	25,080	(212)	73,007	(355)
Corporate debt securities	270,140	(1,080)	72,743	(750)	342,883	(1,830)
Foreign government bonds	5,145	(14)	—	—	5,145	(14)
Asset-backed securities	24,763	(41)	—	—	24,763	(41)
Total	$630,880	$(1,813)	$137,239	$(1,318)	$768,119	$(3,131)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

Note 4. Business Combination

In August 2018, we completed the acquisition of StorReduce, Inc. (StorReduce), a privately-held, cloud-first software-defined storage solution for managing large-scale unstructured data. Acquisition-related costs were immaterial and were expensed as incurred.
The purchase consideration was $20.5 million in cash (net of cash acquired) after repayment of $6.1 million of debt assumed and payment of $1.1 million in transaction fees on behalf of StorReduce.
The purchase price was allocated as follows: $17.7 million in developed technology which will be amortized over seven years, $11.0 million of goodwill, $4.5 million in net liabilities assumed, and $3.7 million in deferred tax liabilities. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill is primarily attributable to the assembled workforce and synergies from integrating StorReduce's technology with our storage portfolio and is not expected to be deductible for tax purposes. We held back approximately $3.7 million in cash to satisfy potential indemnification claims through August 2019.
In addition, we granted 622,482 RSUs to former StorReduce employees with a total grant date fair value of $13.6 million, subject to continuous employment. These awards are recognized as stock-based compensation over the related vesting period.
The results of StorReduce are included in our consolidated statements of operations since the acquisition date, including revenues and net loss, and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2018	As of October 31, 2018
Raw materials	$1,181	$4,880
Finished goods	33,316	45,857
Inventory	$34,497	$50,737
Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	As of January 31, 2018	As of October 31, 2018
Test equipment	$142,311	$166,936
Computer equipment and software	72,329	103,366
Furniture and fixtures	5,363	5,619
Leasehold improvements	15,032	31,707
Total property and equipment	235,035	307,628
Less: accumulated depreciation and amortization	(145,893)	(192,362)
Property and equipment, net	$89,142	$115,266

Depreciation and amortization expense was $15.2 million and $16.9 million for the three months ended October 31, 2017 and 2018, and $44.4 million and $49.8 million for the nine months ended October 31, 2017 and 2018.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	As of January 31, 2018			As of October 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$10,125	$(5,068)	$5,057	$10,125	$(6,196)	$3,929
Developed technology	—	—	—	17,700	(503)	17,197
Intangible assets, net	$10,125	$(5,068)	$5,057	$27,825	$(6,699)	$21,126

Total intangible assets amortization expense was $0.4 million and $0.9 million for the three months ended October 31, 2017 and 2018, and $1.1 million and $1.6 million for the nine months ended October 31, 2017 and 2018. The weighted-average remaining amortization period is 2.6 years for technology patents and 6.8 years for developed technology. Amortization expense related to the technology patents is included in general and administrative expenses. Amortization of developed technology is included in cost of product revenue.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 31, 2018, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2019	$1,008
2020	4,032
2021	4,032
2022	3,074
2023	2,529
Thereafter	6,451
Total	$21,126
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance as of January 31, 2018	$—
Goodwill acquired	10,997
Balance as of October 31, 2018	$10,997
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2018	As of October 31, 2018
Taxes payable	$4,052	$6,907
Accrued marketing	5,928	8,561
Accrued travel and entertainment expenses	4,386	4,108
Acquisition consideration held back	—	3,725
Other accrued liabilities	12,463	20,332
Total accrued expenses and other liabilities	$26,829	$43,633

Note 6. Convertible Senior Notes

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of Class A common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ended on July 31, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Notes consisted of the following (in thousands):

As of October 31, 2018
Liability:
Principal	$575,000
Less: debt discount, net of amortization	(122,891)
Less: debt issuance costs, net of amortization	(8,897)
Net carrying amount of the Notes	$443,212

Stockholders' equity:
Allocated value of the conversion feature	$136,333
Less: debt issuance costs	(3,068)
Additional paid-in capital	$133,265

The total estimated fair value of the Notes as of October 31, 2018 was approximately $586.5 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our Class A common stock of $20.18 on October 31, 2018, the if-converted value of the Notes of $441.6 million was less than its principal amount.

The following table sets forth total interest expense recognized related to the Notes for the three and nine months ended October 31, 2018 (in thousands):

	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Amortization of debt discount	$6,084	$13,441
Amortization of debt issuance costs	441	973
Total amortization of debt discount and debt issuance costs	6,525	14,414
Contractual interest expense	181	405
Total interest expense related to the Notes	$6,706	$14,819

Effective interest rate of the liability component	5.6%	5.6%

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

Note 7. Commitments and Contingencies

Operating Leases

As of January 31, 2018 and October 31, 2018, the aggregate future minimum payments under non-cancelable operating leases were approximately $113.0 million and $149.9 million.
Letters of Credit
In connection with a lease amendment executed in March 2018, we issued a letter of credit of $1.5 million. As of January 31, 2018 and October 31, 2018, we had outstanding letters of credit in the aggregate amount of $9.6 million and $10.8 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet as of October 31, 2018.
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

Note 8. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of October 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2018, we had 2,000,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 250,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of October 31, 2018, 216,252,136 shares of Class A common stock were issued and outstanding and 25,107,173 shares of Class B common stock were issued and outstanding. Subsequent to October 31, 2018, all outstanding Class B common stock converted to Class A common stock as discussed in Note 13.
Repurchase of Common Stock
Concurrent with the issuance of the Notes (see Note 6), we repurchased and retired 1,008,573 shares, or $20.0 million, of our Class A common stock at $19.83 per share, which was equal to the closing price per share of our Class A common stock on April 4, 2018, the date of the pricing of the offering of the Notes. The repurchased shares were recorded as a reduction of additional paid-in capital on the condensed consolidated balance sheet.

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
We recognized stock-based compensation expense related to our 2015 ESPP of $4.7 million and $11.6 million during the three months ended October 31, 2017 and 2018 and $12.6 million and $26.2 million during the nine months ended October 31, 2017 and 2018. As of October 31, 2018, there was $36.3 million of unrecognized stock-based

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

compensation expense related to our 2015 ESPP, which is expected to be recognized over a weighted-average period of approximately 0.9 years.
Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2018	46,359,949	$7.75	6.3	$574,224
Options exercised	(8,249,893)	5.26
Options forfeited/canceled	(1,360,202)	10.04
Balance as of October 31, 2018	36,749,854	$8.22	5.6	$439,185
Vested and exercisable as of October 31, 2018	26,221,996	$6.38	5.2	$361,783

The aggregate intrinsic value of options vested and exercisable as of October 31, 2018 is calculated based on the difference between the exercise price and the closing price of $20.18 of our Class A common stock on October 31, 2018.
As of October 31, 2018, total unrecognized employee compensation cost related to outstanding options was $40.2 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock Units
A summary of the restricted stock unit activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2018	17,682,646	$12.60	$356,117
Granted	11,098,371	22.49
Vested	(6,429,146)	12.84
Forfeited	(1,719,729)	15.57
Converted	(1,142,838)	11.86
Unvested balance as of October 31, 2018	19,489,304	$17.92	$393,270

As of October 31, 2018, total unrecognized employee compensation cost related to unvested restricted stock units was $316.1 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

In March 2017, we granted 750,000 performance stock units (net of 77,000 canceled units), at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. In March 2018, a total of 780,000 shares was earned based on the performance condition achieved and these shares are subject to service conditions through the vesting periods. Stock-based compensation expense for these performance stock units, recognized on an accelerated attribution method, was $1.3 million and $0.4 million for the three months ended October 31, 2017 and 2018, and $2.9 million and $1.9 million for the nine months ended October 31, 2017 and 2018.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2017, we granted 464,744 performance stock units, at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. The grant date for these awards was subsequently established when the performance condition was determined in March 2018, and these awards were contemporaneously converted to restricted stock. See below for further discussion.

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
During the nine months ended October 31, 2018, we issued 1,954,908 shares of performance restricted stock at the maximum performance percentage of 180%, with vesting contingent upon the degree to which the performance condition is met. The shares may be earned from 0% to 180%. Actual shares earned may be lower than the aggregate maximum number dependent on the degree to which the performance condition is met, and cannot be higher than the aggregate maximum number. Any portion of shares that are not earned will be canceled.
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2018	—	$—	$—
Granted and converted	3,330,118	19.25
Vested	(116,186)	12.84
Unvested balance as of October 31, 2018	3,213,932	$19.49	$64,857

All unvested restricted shares are subject to cancellation to the extent vesting conditions are not met. Stock-based compensation expense for performance restricted stock is recognized on an accelerated attribution method. In the three and nine months ended October 31, 2018, we recognized $7.5 million and $17.7 million in stock-based compensation expense relating to restricted stock. As of October 31, 2018, total unrecognized employee compensation cost related to unvested restricted stock was $26.3 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
Cost of revenue—product	$143	$862	$898	$2,190
Cost of revenue—support subscription	2,422	3,327	6,441	8,940
Research and development	18,073	24,634	51,632	67,956
Sales and marketing	12,104	18,681	34,169	49,890
General and administrative	6,121	10,825	14,780	26,962
Total stock-based compensation expense	$38,863	$58,329	$107,920	$155,938

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
The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis. Subsequent to October 31, 2018, all outstanding Class B common stock converted to Class A common stock as discussed in Note 13.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Net loss	$(29,404)	$(28,180)	$(144,974)	$(152,607)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	213,274	235,205	209,456	229,505
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.12)	$(0.69)	$(0.66)

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
Stock options to purchase common stock	51,685	37,814	53,786	41,201
Restricted stock units	17,201	19,493	14,913	19,488
Restricted stock and early exercised stock options	196	3,277	287	2,938
Employee stock purchase plan	585	236	585	80
Total	69,667	60,820	69,571	63,707

Note 11. Income Taxes
Our income tax provision (benefit) was primarily due to taxes on international operations and state income taxes. The difference between the income tax provision (benefit) that would be derived by applying the statutory rate to our loss before income taxes and the income tax provision (benefit) recorded was primarily attributable to changes in our valuation allowance, non-deductible stock-based compensation expense and the tax rate differential between the U.S. and foreign countries.
In connection with the StorReduce acquisition, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and, accordingly, during the three months ended October 31, 2018, we released $3.7 million of our U.S. valuation allowance. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.
As of October 31, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2018.
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

Note 12. Segment Information
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
United States	$192,919	$263,488	$505,045	$678,166
Rest of the world	84,672	109,291	179,861	259,442
Total revenue	$277,591	$372,779	$684,906	$937,608
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

Long-Lived Assets by Geographic Area
Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2018	As of October 31, 2018
United States	$85,430	$110,850
Rest of the world	3,712	4,416
Total long-lived assets	$89,142	$115,266

Note 13. Subsequent Events

Housing Trust Silicon Valley Note
In November 2018, we purchased a $5.0 million 1.5% senior note issued by Housing Trust Silicon Valley, a nonprofit community development financial institution, to support affordable homes in the San Francisco Bay Area. This note matures on October 31, 2023. Interest is payable semi-annually on April 30 and October 31 of each year.

Conversion of Class B Common Stock to Class A Common Stock
On December 4, 2018, all outstanding shares of our Class B common stock automatically converted into the same number of shares of our Class A common stock pursuant to the terms of our amended and restated certificate of incorporation, which provided that each share of our Class B common stock convert automatically into Class A common stock when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. No additional Class B shares may be issued following the conversion. The conversion does not impact our basic or diluted net loss per share attributable to common stockholders or our financial performance.

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
Overview
We help innovators to build a better world with data. As the demand for data and the need for real-time analytics increase, we are focused on delivering software-defined all-flash solutions that are uniquely fast and cloud-capable, enabling customers to implement a data-centric architecture, maximize the value of data, gain competitive advantage and keep pace with cutting edge developments. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our cloud-based support and management platform simplifies storage administration and provides real-time scanning to find and fix issues. At the same time, our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage subscription to hardware and software innovation, support and maintenance.
We were incorporated in October 2009 and are headquartered in Mountain View, California, with operations throughout the world. Our primary offerings include: our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based management and support software powered by our Cloud Data Services, META AI Engine, FlashStack, our joint converged infrastructure solution with Cisco, and Artificial Intelligence Ready Infrastructure (AIRI), our joint converged AI Infrastructure offering with NVIDIA.
Since launching in May 2012, our customer base has grown to over 5,450 customers, including over 35% of the Fortune 500. We target a variety of large and mid-size cloud service providers, commercial enterprises, federal, state, and local governments, schools and healthcare organizations globally, and have deployed our platform at customers across multiple industry verticals. Our platform has been deployed in some of the largest and most sophisticated enterprises in the world as well as smaller organizations with limited IT expertise or budget, including hospitals, municipalities and school districts. Hundreds of our customers have invested north of a million dollars in leveraging our platform across their business-critical applications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented 10% or more of revenue in the three and nine months ended October 31, 2017 and 2018.
We have continued to experience substantial growth, with revenue for the three months ended October 31, 2017 and 2018 of $277.6 million and $372.8 million, representing year-over-year growth of 34%. For the nine months ended October 31, 2017 and 2018 our revenue was $684.9 million and $937.6 million, representing year-over-year growth of 37%. Our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and we have incurred net losses in each period since our inception, including net losses of $29.4 million and $28.2 million for the three months ended October 31, 2017 and 2018, and $145.0 million and $152.6 million for the nine months ended October 31, 2017 and 2018.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 2,100 employees as of January 31, 2018, to over 2,650 employees as of October 31, 2018. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. Our revenue generated from customers outside of the United States was 26% and 28% for the nine months ended October 31, 2017 and 2018.
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

In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023 (the Notes), in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. See further discussion in Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
In November 2018, we announced the launch of our Cloud Data Services, a suite of new cloud offerings that will enable customers to invest in a single storage architecture that unifies application deployments on-premises and on the cloud.

Our Business Model
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement and is responsible for large account penetration, global account coordination, and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. One channel partner represented 10% or more of revenue for the three and nine months ended October 31, 2017 and 2018.
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
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and is a strong driver of both initial purchase and additional purchases of our products. Of all the customers that have been with us for at least 12 months as of October 31, 2018, our top 25 customers on average spent approximately $11 on new product purchases for every $1 of initial product purchase, in the first 18 months following their initial purchase.
Trends in Our Business and Industry

Demand for Data in the Multi-Cloud Environment

In today’s digital economy, we believe that data is key. Data is the strategic core that enables competitiveness and differentiation for businesses in the multi-cloud environment -- collecting vast amounts of data, analyzing it rapidly, discovering new insights, and ultimately delivering new innovations and experiences otherwise impossible without data. We continue to make significant investments in our business to enable data-centric architecture to support today and tomorrow’s volume and velocity of data and to ensure the performance and reliability required for new data-driven applications, while substantially reducing costs and complexity for our customers. We believe that the shift in consumption models, like our ES2 offering, and in deployment models, as demonstrated by the desire for hybrid deployment technologies, like our Cloud Data Services, are at the core of the trend toward multi-cloud environments. Data-centric architecture supports a wide range of classic business applications as well as modern webscale-architecture applications so that our customers can manage their existing applications more efficiently while they modernize their applications both on-premise and on the cloud.

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
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, inventory write-offs, amortization of intangible asset pertaining to developed technology, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars, as our product revenue increases.
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
General and Administrative. General and administrative expense consists primarily of compensation and related expenses for administrative functions including finance, legal, human resources, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expense to increase in absolute dollars and it may decrease as a percentage of revenue, as we continue to invest in the growth of our business.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities, interest expense from the Notes and gains (losses) from foreign currency transactions.
Income Tax Provision (Benefit)
Income tax provision (benefit) consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded no U.S. federal income tax and provided a full valuation allowance for U.S. deferred tax assets, which mainly includes net operating loss, carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the deferred tax assets will not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Consolidated Statements of Operations Data:
Revenue:
Product	$227,772	$298,863	$550,291	$735,449
Support subscription	49,819	73,916	134,615	202,159
Total revenue	277,591	372,779	684,906	937,608
Cost of revenue:
Product (1)	75,392	96,610	179,289	241,292
Support subscription (1)	20,467	27,049	56,569	74,716
Total cost of revenue	95,859	123,659	235,858	316,008
Gross profit	181,732	249,120	449,048	621,600
Operating expenses:
Research and development (1)	68,927	90,783	203,716	253,306
Sales and marketing (1)	116,971	146,903	326,286	413,019
General and administrative (1)	25,406	38,651	67,664	99,572
Total operating expenses	211,304	276,337	597,666	765,897
Loss from operations	(29,572)	(27,217)	(148,618)	(144,297)
Other income (expense), net	1,138	(2,889)	6,399	(7,920)
Loss before provision for income taxes	(28,434)	(30,106)	(142,219)	(152,217)
Income tax provision (benefit)	970	(1,926)	2,755	390
Net loss	$(29,404)	$(28,180)	$(144,974)	$(152,607)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018

Cost of revenue—product	$143	$862	$898	$2,190
Cost of revenue—support subscription	2,422	3,327	6,441	8,940
Research and development	18,073	24,634	51,632	67,956
Sales and marketing	12,104	18,681	34,169	49,890
General and administrative	6,121	10,825	14,780	26,962
Total stock-based compensation expense	$38,863	$58,329	$107,920	$155,938

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2018	2017	2018
	(As Adjusted*)		(As Adjusted*)
Condensed Consolidated Statements of Operations Data:
Revenue:
Product	82.1%	80.2%	80.3%	78.4%
Support subscription	17.9	19.8	19.7	21.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	27.1	25.9	26.2	25.7
Support subscription	7.4	7.3	8.2	8.0
Total cost of revenue	34.5	33.2	34.4	33.7
Gross profit	65.5	66.8	65.6	66.3
Operating expenses:
Research and development	24.8	24.4	29.7	27.0
Sales and marketing	42.2	39.4	47.7	44.1
General and administrative	9.2	10.3	9.9	10.6
Total operating expenses	76.2	74.1	87.3	81.7
Loss from operations	(10.7)	(7.3)	(21.7)	(15.4)
Other income (expense), net	0.4	(0.8)	0.9	(0.8)
Loss before provision for income taxes	(10.3)	(8.1)	(20.8)	(16.2)
Income tax provision (benefit)	0.3	(0.5)	0.4	0.1
Net loss	(10.6)%	(7.6)%	(21.2)%	(16.3)%

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)				(As Adjusted*)
Product revenue	$227,772	$298,863	$71,091	31%	$550,291	$735,449	$185,158	34%
Support subscription revenue	49,819	73,916	24,097	48%	134,615	202,159	67,544	50%
Total revenue	$277,591	$372,779	$95,188	34%	$684,906	$937,608	$252,702	37%
______________________________
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

Total revenue increased by $95.2 million, or 34%, during the three months ended October 31, 2018 compared to the three months ended October 31, 2017 and increased by $252.7 million, or 37%, during the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase in product revenue was primarily driven by higher FlashBlade and FlashArray revenue, due to both repeat purchases from existing customers and a growing number of customers. The number of customers grew from over 4,000 as of October 31, 2017 to over 5,450 as of October 31, 2018. The increase in support subscription revenue was primarily driven by an increase in support subscription agreements sold with increased product sales, as well as increased recognition of deferred support subscription revenue contracts.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)				(As Adjusted*)
Product cost of revenue	$75,392	$96,610	$21,218	28%	$179,289	$241,292	$62,003	35%
Support subscription cost of revenue	20,467	27,049	6,582	32%	56,569	74,716	18,147	32%
Total cost of revenue	$95,859	$123,659	$27,800	29%	$235,858	$316,008	$80,150	34%
Product gross margin	66.9%	67.7%			67.4%	67.2%
Support subscription gross margin	58.9%	63.4%			58.0%	63.0%
Total gross margin	65.5%	66.8%			65.6%	66.3%
____________________________
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

Cost of revenue increased by $27.8 million, or 29%, during the three months ended October 31, 2018 compared to the three months ended October 31, 2017 and increased by $80.2 million, or 34%, during the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increases in product cost of revenue for these periods were primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations, including increased personnel costs associated with increased headcount. The increases in support subscription cost of revenue during these periods were primarily attributable to costs in our customer support organization as we continue to expand globally. These costs are primarily driven by increased personnel costs associated with increased headcount and an increase in parts replacement associated with a higher number of support subscription agreements. Total headcount in these functions increased 42% from October 31, 2017 to October 31, 2018.
Total gross margin increased from 65.5% in the three months ended October 31, 2017 to 66.8% in the three months ended October 31, 2018 and increased from 65.6% in the nine months ended October 31, 2017 to 66.3% in the nine months ended October 31, 2018. Product gross margin increased from 66.9% in the three months ended October 31, 2017 to 67.7% in the three months ended October 31, 2018 primarily driven by strong performance across our product lines. Product gross margin decreased from 67.4% in the nine months ended October 31, 2017 to 67.2% in the nine months ended October 31, 2018, primarily driven by pricing and product mix dynamics across our product portfolio. Support subscription gross margin increased from 58.9% in the three months ended October 31, 2017 to 63.4% in the three months ended October 31, 2018 and increased from 58.0% in the nine months ended October 31, 2017 to 63.0% in the nine months ended October 31, 2018, primarily attributable to a continued increase in amortization of ongoing support subscription contracts as a result of our growing installed base, our continued efforts at driving operational efficiencies in our support organization and timing of renewal bookings during the period.
Operating Expenses
Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)
Research and development	$68,927	$90,783	$21,856	32%	$203,716	$253,306	$49,590	24%

Research and development expense increased by $21.9 million, or 32%, during the three months ended October 31, 2018 compared to the three months ended October 31, 2017, as we continued to develop new and enhanced product offerings. The increase was primarily driven by an $18.2 million increase in employee compensation and related costs, including a $6.6 million increase in stock-based compensation expense, as headcount increased 20% from October 31, 2017 to October 31, 2018. The remainder of the increase was primarily attributable to a $2.5 million increase in outside services expense and a $1.4 million increase in office and facilities related expenses.

Research and development expense increased by $49.6 million, or 24%, during the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, as we continued to develop new and enhanced product offerings. The increase was primarily driven by a $43.2 million increase in employee compensation and related costs, including a $16.3 million increase in stock-based compensation expense, as headcount increased 20% from October 31, 2017 to October 31, 2018. The remainder of the increase was primarily attributable to a $4.3 million increase in outside services expense and a $2.9 million increase in office and facilities related expenses.
Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)	(As Adjusted*)				(As Adjusted*)
Sales and marketing	$116,971	$146,903	$29,932	26%	$326,286	$413,019	$86,733	27%
____________________________________
* Prior period information has been adjusted to reflect the adoption impact of ASC 606, which we adopted on February 1, 2018.

Sales and marketing expense increased by $29.9 million, or 26%, during the three months ended October 31, 2018 compared to the three months ended October 31, 2017, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by a $23.7 million increase in employee compensation and related costs, including a $2.9 million increase in commissions and a $6.6 million increase in stock-based compensation expense, as headcount increased 34% from October 31, 2017 to October 31, 2018. The remainder of the increase was primarily attributable to a $2.3 million increase in travel related expense, a $1.8 million increase in outside services to support our growth and international expansion, a $1.1 million increase in marketing expense and a $1.1 million increase in office and facilities-related expenses.

Sales and marketing expense increased by $86.7 million, or 27%, during the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017, as we grew our sales force and expanded our geographic footprint. The increase was primarily driven by a $70.2 million increase in employee compensation and related costs, including a $10.8 million increase in commissions and a $15.7 million increase in stock-based compensation expense, as headcount increased 34% from October 31, 2017 to October 31, 2018. The remainder of the increase was primarily attributable to a $5.6 million increase in outside services to support our growth and international expansion, a $4.7 million increase in travel related expense, a $3.7 million increase in office and facilities-related expenses and a $2.5 million increase in marketing events and brand awareness program costs.

General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)
General and administrative	$25,406	$38,651	$13,245	52%	$67,664	$99,572	$31,908	47%

General and administrative expense increased by $13.2 million, or 52%, during the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to an $8.4 million increase in employee compensation and related costs, including a $4.7 million increase in stock-based compensation expense, as we increased our general and administrative headcount by 30% from October 31, 2017 to October 31, 2018, a $3.0 million increase in office and facilities-related expenses, and a $1.4 million increase in outside services costs.

General and administrative expense increased by $31.9 million, or 47%, during the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase was primarily due to a $22.3 million increase in employee compensation and related costs, including a $12.2 million increase in stock-based compensation expense, as we increased our general and administrative headcount by 30% from October 31, 2017 to October 31, 2018, a $5.2 million increase in office and facilities-related expenses and a $4.6 million increase in outside services costs.

Other Income (Expense), Net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)
Other income (expense), net	$1,138	$(2,889)	$(4,027)	nm	$6,399	$(7,920)	$(14,319)	nm
____________________________________
nm - not meaningful

Other income (expense), net decreased during the three and nine months ended October 31, 2018 compared to the three and nine months ended October 31, 2017 primarily due to interest expense associated with the amortization of debt discount and debt issuance costs in connection with the Notes issued in April 2018, which was $6.7 million and $14.8 million in the three and nine months ended October 31, 2018, and higher net foreign exchange losses in the three and nine months ended October 31, 2018 compared to the three and nine months ended October 31, 2017 as U.S. dollars strengthened relative to certain foreign currencies, partially offset by an increase in interest income of $4.1 million and $8.2 million in the three and nine months ended October 31, 2018 compared to the three and nine months ended October 31, 2017 as our cash, cash equivalents and marketable securities increased.

Income Tax Provision (Benefit)

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2017	2018	$	%	2017	2018	$	%
(dollars in thousands, unaudited)
Income tax provision (benefit)	$970	$(1,926)	$(2,896)	nm	$2,755	$390	$(2,365)	nm
____________________________________
nm - not meaningful

The increase in income tax benefit during the three months ended October 31, 2018 compared to the three months ended October 31, 2017 and the decrease in income tax provision during the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017 were both attributable to a $3.7 million U.S. valuation allowance release related to the StorReduce acquisition, partially offset by higher foreign income taxes.

Liquidity and Capital Resources
As of October 31, 2018, we had cash, cash equivalents and marketable securities of $1,143.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. We have generated significant operating losses as reflected in our accumulated deficit of $1,056.2 million. We may continue to incur operating losses and negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
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
Holders may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under specific circumstances. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing conditions. Upon conversion, holders will receive cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. We intend to settle the principal of the Notes in cash. See further discussion in Note 6 in Part I, Item 1 of this report.

As of January 31, 2018 and October 31, 2018, we had letters of credit in the aggregate amount of $9.6 million and $10.8 million, in connection with our leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Nine Months Ended October 31,
	2017	2018
Net cash provided by operating activities	$13,756	$83,629
Net cash used in investing activities	$(51,261)	$(468,103)
Net cash provided by financing activities	$37,898	$548,117

Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2018 was $83.6 million, which mainly consisted of a net loss of $152.6 million, adjusted for non-cash charges including stock-based compensation expense of $155.9 million, depreciation and amortization of $51.4 million, amortization of debt discount and debt issuance costs of $14.4 million and net cash inflows of $19.5 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an $87.0 million increase in deferred revenue, an $11.8 million increase in accounts payable, a $7.6 million increase in accrued compensation and other liabilities and a $2.0 million decrease in prepaid expenses and other assets, partially offset by a $62.6 million increase in net accounts receivable, a $17.1 million increase in inventory, and a $9.1 million increase in deferred commissions. The increases in deferred revenue and deferred commissions were primarily due to new sales order growth during the nine months ended October 31, 2018. The increase in inventory was primarily due to expanding product portfolio and to support revenue growth. The increases in net accounts receivable, accounts payable and accrued compensation and other liabilities were primarily attributable to revenue growth and increased activities to support overall business growth as well as timing of collections and payments.
Net cash used in operating activities during the nine months ended October 31, 2017 was $13.8 million, which resulted primarily from a net loss of $145.0 million, partially offset by non-cash charges for stock-based compensation expense of $107.9 million, depreciation and amortization of $45.5 million, and net cash inflows of $4.4 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $54.2 million increase in deferred revenue, an $11.8 million increase in accounts payable and a $0.4 million increase in accrued compensation and liabilities, partially offset by a $33.6 million increase in net accounts receivable, a $14.3 million increase in inventory, and a $14.0 million increase in deferred commissions. The increases in deferred revenue and deferred commissions were primarily due to new sales order growth during the nine months ended October 31, 2017. The increase in inventory was primarily as a result of increased purchases to manage component costs and availability to meet demand for our products. The increases in net accounts receivable, accounts payable and accrued compensation and other liabilities were primarily attributable to revenue growth and increased activities to support overall business growth.

Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2018 of $468.1 million resulted from net purchases of marketable securities of $383.4 million, capital expenditures of $70.8 million, and StorReduce acquisition payment of $13.9 million.
Net cash used in investing activities during the nine months ended October 31, 2017 of $51.3 million resulted from capital expenditures of $44.4 million and net purchases of marketable securities of $6.9 million.

Financing Activities
Net cash provided by financing activities during the nine months ended October 31, 2018 of $548.1 million was primarily attributable to $562.1 million in net proceeds from issuance of the Notes, $43.3 million in proceeds from the exercise of employee stock options and $33.4 million in proceeds from issuance of common stock under the employee stock purchase plan (ESPP), partially offset by a $64.6 million payment to purchase Capped Calls, a $20.0 million common stock repurchase in conjunction with the issuance of the Notes and a $6.1 million repayment of debt assumed from the StorReduce acquisition.
Net cash provided by financing activities during the nine months ended October 31, 2017 was $37.9 million primarily attributable to $22.1 million in proceeds from issuance of common stock under ESPP and $15.8 million in proceeds from the exercise of employee stock options.

Contractual Obligations and Commitments

As of January 31, 2018 and October 31, 2018, the aggregate future minimum payments under non-cancelable operating leases was approximately $113.0 million and $149.9 million. In connection with the lease amendment executed in March 2018, we issued an additional letter of credit of $1.5 million.

In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023, in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. See further discussion in Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Available Information
Our website is located at www.purestorage.com, and our investor relations website is located at investor.purestorage.com. The following filings will be available through our investor relations website free of charge after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. We will also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, asset-backed securities, and highly rated corporate debt. As of October 31, 2018, we had cash, cash equivalents and marketable securities of $1,143.7 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $7.1 million as of October 31, 2018.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at October 31, 2018 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $3.7 million as of October 31, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of October 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 34% for the three months ended October 31, 2018, and our headcount increased from over 2,000 to over 2,650 employees from October 31, 2017 to October 31, 2018. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

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
Our strategy is to continue investing in marketing, sales, support and research and development. We believe continuing to invest heavily in our business is critical to our future success and meeting our growth objectives. We anticipate that our operating costs and expenses will continue to increase in absolute terms. In addition, we expect to continue incurring significant legal, accounting and other expenses in order to operate effectively as a public company. Even if we achieve or maintain significant revenue growth, we may continue to experience losses, forgoing near-term profitability on a U.S. GAAP basis.
We have not achieved profitability for any year since our inception. We incurred a net loss of $159.9 million for the year ended January 31, 2018, and $152.6 million for the nine months ended October 31, 2018, and we had an accumulated deficit of $903.6 million as of January 31, 2018 and $1,056.2 million as of October 31, 2018. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
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
The market for all-flash storage products is rapidly evolving. Our future financial performance depends on the continued growth of this market and on our ability to adapt to competitive dynamics and emerging customer demands and trends. Incumbent vendors promote storage products retrofitted with flash, which may reduce the perceived value of purpose-built, all-flash products. It is difficult to predict with any precision customer adoption rates of flash, customer demand for our products or the future growth rate and size of our market.
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
As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products, and encourage our customers to adopt new products and features. For example, we started shipments of our FlashBlade and FlashArray//X products last year and announced our suite of Cloud Data Services this year. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet our customers' needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
We believe that our company culture has been a critical contributor to our success. Our culture fosters innovation, creativity, teamwork, passion for customers and focus on execution, and facilitates critical knowledge transfer and knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures, relative to those of incumbent vendors, is a key competitive advantage and differentiator for our customers and partners. As we grow and change, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
Our FlashArray family of products has historically accounted for the majority of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by any decline or fluctuation in demand for our products, regardless of the reason. If the market for all-flash storage products grows slower than anticipated or if demand for our products slows or declines, we may not be able to increase our revenue or achieve and maintain profitability.
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
Our products must interoperate with our customers’ infrastructure, specifically networks, servers, software and operating systems, which are offered by a wide variety of vendors. When new or updated versions of these operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products interoperate properly. For example, our Pure1 cloud-based management and support includes connectors to virtualization platforms, allowing our customers to manage our products within native management tools, such as VMware and OpenStack. We may not deliver or maintain interoperability quickly, cost-effectively or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our products with these infrastructure components, our customers may not be able to fully utilize our products, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our products, which may harm our business, operating results and financial condition.
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
Once our products are deployed by our customers, customers depend on our support organization to resolve technical issues relating to our products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain qualified personnel, as well as to engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our product and business reputation and on recommendations from our existing customers. Although our products are designed to be interoperable with existing servers and systems, we may need to provide customized installation and configuration support to our customers before our products become fully operational in their environments. Any failure to maintain, or a market perception that we do not maintain, high-quality installation and technical support could harm our reputation, our ability to sell our products to existing and prospective customers and our business.
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
Further, some of the components in our products are sourced from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have announced import tariffs by both countries.
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

If we are unable to sell renewals of our subscription services to our customers, our future revenue and operating results will be harmed.
Existing customers may not renew their subscription agreements after the initial period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their available budget and the level of their satisfaction with our products, customer support and pricing compared to that offered by our competitors. If our customers renew their contracts, they may renew on terms that are less economically beneficial to us. If our customers do not renew their agreements or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.
We expect that revenue from subscription agreements will increase as a percentage of total revenue over time, and because we recognize this revenue over the term of the relevant contract period, downturns or upturns in sales of subscriptions are not immediately reflected in full in our results of operations.
We expect that revenue from subscription agreements will increase as a percentage of total revenue over time. We recognize subscription revenue ratably over the term of the relevant service period. As a result, much of the subscription revenue we report each quarter is derived from subscription agreements that we sold in prior quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscriptions is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.
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
We may, from time to time, acquire complementary products, technologies or businesses. For example, in August 2018, we acquired StorReduce, Inc. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure investors that the anticipated benefits of any acquisition or investment will be realized. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (Section 404). Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We continue to take steps to develop our finance and accounting function, such as hiring additional personnel and implementing additional tools and improvements to policies and procedures. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the price of our Class A common stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
Our business is subject to the risks of earthquakes, fires, flood and other natural catastrophic events, and to interruption by man-made factors such as computer viruses or terrorism.
We and our suppliers have operations in locations, including our headquarters in California, that are subject to earthquakes, fires, floods and other natural catastrophic events, such as severe weather and geological events, which could disrupt our operations or the operations of our customers and suppliers. Our customers affected by a natural disaster could postpone or cancel orders of our products, which could negatively impact our business. Moreover, should any of our key suppliers fail to deliver components to us as a result of a natural disaster, we may be unable to purchase these components in necessary quantities or may be forced to purchase components in the open market at significantly higher costs. We may also be forced to purchase components in advance of our normal supply chain demand to avoid potential market shortages. Our business interruption insurance may be insufficient to compensate us for losses due to a significant natural disaster or due to man-made factors. Any natural catastrophic events may also prevent our employees from being able to reach our offices in any jurisdiction around the world, and therefore impede our ability to conduct business as usual.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $28.66, through November 30, 2018. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

3.03. Material Modification of Rights of Security Holders.

On December 4, 2018, the outstanding shares of Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. As a result, all outstanding shares of our Class B common stock, par value $0.0001 per share, automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of our amended and restated certificate of incorporation (Certificate of Incorporation). No additional Class B shares may be issued following such conversion.

The conversion occurred pursuant to Article IV, Section D.7(e) of the Certificate of Incorporation, which provided that each one issued share of Class B common stock will convert automatically, without any further action, into one share of Class A common stock at 5:00 p.m. New York City time on the first trading day falling on or after the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock.

The conversion had the following effects, among others, on the holders of shares of Class B common stock:

Voting Power. Prior to the conversion, holders of shares of Class B common stock were entitled to cast ten votes per share on any matter submitted to a vote of our stockholders. As a result of the conversion, all former holders of shares of Class B common stock are now holders of shares of Class A common stock, which is entitled to only one vote per share on all matters subject to a stockholder vote with a record date on or after the date of the conversion. In addition, the provisions of the Certificate of Incorporation and Delaware law that entitled the holders of shares of Class A and Class B common stock, in certain circumstances, to separate class voting rights are no longer applicable as a result of the conversion.

Economic Interests. Because holders of shares of Class A common stock are entitled to the same economic interests to which former holders of shares of Class B common stock were entitled before the conversion, including with regard to dividends, liquidation rights and treatment in connection with a change of control or merger transaction, the conversion had no impact on the economic interests of former holders of shares of Class B common stock.

Capitalization. The conversion had no impact on the total number of the Company’s outstanding shares of capital stock, as the shares of Class B common stock converted into an equivalent number of shares of Class A common stock.

Equity Incentive Plans. Upon the conversion, outstanding options, which were denominated in shares of Class B common stock and issued under our 2009 Equity Incentive Plan, remained unchanged, except that they now represent the right to receive shares of Class A common stock.

8.01. Other Events.

Our Class A common stock will continue to trade on The New York Stock Exchange under the ticker symbol "PSTG" following the conversion and will maintain the same CUSIP number previously assigned to the Class A common stock.

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

PURE STORAGE, INC.

Date:	December 6, 2018	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 6, 2018	By:	/s/ TIMOTHY RIITTERS
Timothy Riitters
Chief Financial Officer (Principal Financial and Accounting Officer)