Form 10-K
period 2019-01-31
Pure Storage, Inc.
filed 2019-03-26
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐   NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2018, the last business day of the registrant's most recently completed second quarter, was approximately $4.6 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant's Class A and Class B common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A and Class B common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 18, 2019, the registrant had 244,930,555 shares of Class A common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2019.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our ability to sustain or manage our profitability, expansion and growth, our expectations that average sales prices may decrease over time, our plans to expand and continue to invest internationally, our plans to expand the research and development organization as well as the sales and marketing function and channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite significant revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including those of retrofitted or new products from incumbent vendors, hyperconverged products, defined as server compute and storage combined within a single chassis, or public cloud, our expectations concerning relationships with third parties, including partners, customers and contract manufacturers, the adequacy of our intellectual property rights, and expectations concerning pending legal proceedings and related costs.
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

PART I
Item 1. Business.

Overview
We help innovators to build a better world with data. As data continues to grow and organizations strive to mine intelligence from data and the need for real-time analytics increases, we are focused on delivering software-defined data storage solutions that are uniquely fast and cloud-capable, enabling customers to maximize the value of data, gain competitive advantage and keep pace with cutting edge developments. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our Pure1 cloud-based support and management platform simplifies storage administration, while real-time scanning enables us to find and fix issues before they have an impact. Our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage subscription model for hardware and software innovation, support and maintenance.
We were incorporated in October 2009 and are headquartered in Mountain View, California, with operations throughout the world. Our primary offerings include our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based management and support software, FlashStack and Artificial Intelligence Ready Infrastructure (AIRI), our joint converged Infrastructure offerings, and Evergreen Storage Service (ES2), a cloud-like, storage consumption offering that enables customers to purchase on-premises or offsite-hosted private storage on a pay-per-month-per-terabyte basis after a baseline commitment. In addition, in November 2018, we announced the launch of our Cloud Data Services, a suite of new cloud offerings that will enable customers to invest in a single storage architecture that unifies application deployments on-premises and on the cloud.
We have experienced substantial growth over the past three years; our revenue was $739.2 million, $1,024.8 million, and $1,359.8 million for the years ended January 31, 2017, 2018 and 2019, respectively. As of January 31, 2019, we had over 2,800 employees globally.

Since launching in May 2012, our customer base has grown to over 5,800 customers, including over 40% of the Fortune 500. Our customers include enterprise and commercial organizations, cloud, Global Systems Integrators, and service providers across a diverse set of industry verticals, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. Our data services are used for a broad set of use cases, including database applications, large-scale analytics, artificial intelligence / machine learning, private and public cloud infrastructure and webscale applications, virtual server infrastructure and virtual desktop infrastructure. Our data platform helps customers scale their businesses through real-time and more accurate analytics, increase employee productivity, improve operational efficiency, and deliver more compelling user experiences to their customers and partners.
Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement.
Recent Developments
In March 2018, we announced Artificial Intelligence Ready Infrastructure (AIRI), the industry’s first AI-ready converged infrastructure solution, in partnership with NVIDIA.

In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023 (the Notes), in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. See further discussion in Note 6 in Part II, Item 8 of this Annual Report on Form 10-K.

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

In August 2018, we acquired StorReduce, Inc., a cloud-first software-defined storage solution. This technology formed the basis of our ObjectEngine offering launched in November 2018.

In November 2018, we announced the launch of our Cloud Data Services, a suite of cloud offerings that will enable customers to invest in a single storage architecture that unifies application deployments on-premises and on the cloud.
Innovative Technology and Business Model
We deliver our data platform via our flash-optimized software, Purity OE, modular and scalable all-flash hardware platforms, FlashArray and FlashBlade, as well as our Pure1 cloud-based management and support platform. We also offer converged infrastructure solutions, FlashStack and AIRI. Our entire data platform is powered by innovative software that is cloud-connected for management from anywhere and supported by our Evergreen Storage business model. Similar to what customers expect from the public cloud, with Pure1 and Evergreen Storage, our customers benefit from near zero administration and a subscription to the latest technology, but with much higher performance and lower cost.
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
Our Customers
We target a variety of large and mid-size commercial enterprises, federal, state, and local governments, schools and healthcare organizations globally. Our customer base includes over 5,800 organizations as of January 31, 2019, including over 40% of the Fortune 500. We have deployed our platform at customers across multiple industry verticals. Our platform has been deployed in some of the largest and most sophisticated enterprises in the world as well as smaller organizations with limited IT expertise or budget, including hospitals, municipalities and school districts. Hundreds of our customers have invested in excess of a million dollars leveraging our platform across their business-critical applications. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented more than 10% of our revenue for the year ended January 31, 2019.
Sales and Marketing
Sales. We sell our data solutions predominantly through a channel-fulfilled sales model. Our sales organization supports our channel partners and is responsible for large-account penetration, global account coordination and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners' relationships. One channel partner represented 11% of our revenue for the year ended January 31, 2019.
We intend to continue to expand our partner relationships to further extend our sales coverage and to invest in education, training and other programs to increase the ability of our channel partners to sell our products independently. We expect to continue to grow our sales organization and expand our international sales presence. Generally, our sales representatives have become more productive the longer they are with us, with limited productivity in their first few quarters as they learn to sell our products, participate in classroom and field training and build a customer base. We optimize our sales management efforts to help our sales representatives maximize their productivity throughout their tenure. Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support, solutions engineering and technical training.
Technology Alliances. We work closely with technology partners that help us deliver an ecosystem of world-class solutions to our customers and ensure the efficient deployment and support of their environments. Our technology partners include application partners such as Microsoft, Oracle and SAP, cloud partners such as AWS and Microsoft Azure, and infrastructure partners such as Arista, Cisco, NVIDIA and VMware. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.

Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating product advantages, driving customer demand and generating leads for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions and digital marketing and public relations.
Research and Development
Our research and development efforts are focused on improving our existing products and developing new products. Our products integrate both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Our research and development teams are primarily based in Mountain View, California, and Bellevue, Washington. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue to dedicate significant resources to our ongoing research and development efforts.
Research and development expenses were $245.8 million, $279.2 million and $349.9 million for the years ended January 31, 2017, 2018 and 2019.
Manufacturing
Our contract manufacturers manufacture, assemble, test and package our products in accordance with our specifications. We provide our contract manufacturers a rolling forecast for anticipated orders, which our contract manufacturers use to build finished products. The product mix and volumes are adjusted based on anticipated demand and actual sales and shipments in prior periods. Our contract manufacturers are generally able to respond to changes in our product mix or volume without significant delay or increased costs. We work closely with our contract manufacturers to meet our product delivery requirements and to manage the manufacturing process and quality control.
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
Competition

We operate in the intensely competitive data storage market that is characterized by constant change and innovation. Changes in the application requirements, data center infrastructure trends and the broader technology landscape, result in evolving customer requirements for capacity, performance scalability and enterprise features of storage systems. Our main competitors include legacy vendors, such as Dell EMC, Hitachi Vantara, HP Enterprise, IBM, and NetApp, that offer a broad range of systems targeting various use cases and end markets and have the technical and financial resources to bring competitive products to market.

In addition, we compete against cloud providers and vendors of hyperconverged products. Some large-scale cloud providers, known for developing storage systems internally, are expanding and offer alternatives to our products for a variety of customer workloads. Our market attracts new startups and more highly specialized vendors, as well as larger vendors that may continue to acquire or bundle their products more effectively. All of our competitors utilize a broad range of competitive strategies.
We believe the principal competitive factors in the storage market are as follows:

•	Product features and enhancements, including ease of use, performance, reliability, scalability, and complementary product offerings;

•	Product pricing and total cost of ownership;

•	Product interoperability with customer networks and backup software;

•	Global sales and distribution capability, including an ability to build and maintain senior customer relationships;

•	Ability to take advantage of improvements in industry standard components; and

•	Customer support and service.
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
We have over 800 issued patents and patent applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business.
Employees
We believe the expertise of our people and our culture is a key enabler of our technology leadership. We had over 2,800 employees worldwide as of January 31, 2019. As of January 31, 2019, we had 786, 1,430 and 246 employees in research and development, sales and marketing and general and administrative functions, respectively, with the remainder primarily related to support and manufacturing operations. None of our employees is represented by a labor union or covered by a collective bargaining arrangement.
Corporate Information
We were incorporated in Delaware in October 2009 as OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. Our website address is www.purestorage.com. Information contained on or accessible through our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.
Pure Storage, the “P” logo, AIRI, DirectFlash, Evergreen, FlashArray, FlashBlade, FlashStack, ObjectEngine, Pure1, Purity Operating Environment and other trade names, trademarks or service marks of Pure Storage appearing in this report are the property of Pure Storage. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.
Available Information
We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 33% for the year ended January 31, 2019 and our headcount increased from over 1,700 to over 2,100 for the period as of January 31, 2017 to January 31, 2018, and to over 2,800 employees as of January 31, 2019. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

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
We expect that our future growth will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, may develop more slowly than we expect or may never materialize. Investors should not consider our revenue growth in prior quarterly or annual periods as indicative of our future performance. In future periods, we may not achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to manage our growth successfully, we may not be able to take advantage of market opportunities or release new products or enhancements in a timely manner, and we may fail to satisfy customers’ expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely impact our growth and affect our business and operating results.
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
We have not achieved profitability for any year since our inception. We incurred a net loss of $178.4 million for the year ended January 31, 2019, and we had an accumulated deficit of $1,081.9 million as of January 31, 2019. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed and our operating results could suffer.
Our revenue growth rate in recent periods may not be indicative of our future performance.

We were founded in October 2009, but have generated substantially all of our revenue in our last four fiscal years.
Investors should not consider our revenue growth in prior quarterly or annual periods as indicative of our future performance. In future periods, we may not achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to maintain adequate revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
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
Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our data solutions could adversely affect the demand for our products. For instance, offerings from large public cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us.  Further, although flash storage has a number of advantages as compared to other data storage alternatives, flash storage has certain limitations as well, including more limited methods for data recovery and reduced performance gains for certain uses, such as sequential input/output transactions. A slowing in or reduced demand for all-flash storage products caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
We face intense competition from established companies and new entrants.
We face intense competition from a number of established companies that sell competitive storage products. These competitors include Dell EMC, HP Enterprise, Hitachi Vantara, IBM, NetApp, and others. Our competitors may have:

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
We also compete against cloud providers and vendors of hyperconverged products. These providers are growing and expanding their product offerings, potentially displacing some demand for our products. In addition, some of our competitors offer bundled products and services in order to reduce the initial cost of their storage products. Further, some of our competitors offer their storage products either at significant discounts or even for free in competing against us and in response to our efforts to market the overall benefits and technological merits of our products and programs.
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
Despite ongoing data growth, the external storage market in which we compete has not experienced substantial growth in the past few years due to a combination of technology transitions, increased storage efficiency, and changing economic and business environments. Customers are rethinking how they consume IT, increasing spending toward public cloud, software as a service, hyperconverged and converged infrastructure and software-defined storage. The future impact of these trends on both short-term and long-term growth of the overall external storage market is uncertain. Reductions in the overall external storage market, or the specific markets in which we compete would harm our business and operating results.
Many of our competitors have long-standing relationships with key decision makers at current and prospective customers, which may inhibit our ability to compete.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our products. Additionally, most of our prospective customers have existing storage products supplied by our competitors who have an advantage in retaining the customer because, among other things, they already understand the customer’s IT infrastructure, user demands and needs. In the event that we are unable to successfully sell our products to new customers or persuade our customers to continue purchasing our products, we will not be able to maintain or increase our market share and revenue, which could adversely affect our business and operating results.
Our ability to increase our revenue depends on our ability to attract, motivate and retain sales, engineering and other key personnel, including our management team, and any failure to attract, motivate and retain these employees could harm our business, operating results and financial condition.
Our ability to increase our revenue depends on our ability to attract, motivate, and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we need a significant amount of time to train new employees before they become effective and efficient in performing their jobs. From time to time, there may be changes in our management team, which could create short term uncertainty. Members of our management team, including our executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management, our business and operating results could suffer.
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

As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products, and encourage our customers to adopt new products and features. For example, we announced our suite of Cloud Data Services last year. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet our customers' needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
Our sales efforts involve educating our customers about the use and benefits of our products. Larger customers often undertake an evaluation process that can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative and other delays. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. Since we do not recognize revenue from a sale until control is transferred and the performance obligations are satisfied, a substantial portion of our sales late in a quarter may negatively impact the recognition of the associated revenue. Furthermore, our products come with a 30-day money back guarantee, allowing a customer to return a product within 30 days of receipt if the customer is not satisfied with its purchase for any reason. These factors, among others, make it difficult for us to predict when customers will purchase our products, which may adversely affect our operating results and cause our operating results to fluctuate. In addition, if sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results may suffer.
Our gross margins are impacted by a variety of factors and vary from period to period, making them difficult to predict with certainty.
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. A variety of factors may cause our gross margins to fluctuate and make them difficult to predict, including:

•	demand for our products;

•	sales and marketing initiatives, discount levels, rebates and competitive pricing;

•	changes in customer, geographic or product mix, including mix of product configurations;

•	the cost of components, including NAND and DRAM flash, and freight;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	excess inventory levels or purchase obligations as a result of changes in demand forecasts or product transitions;

•	an increase in product returns, order rescheduling and cancellations;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions; and

•	product quality and serviceability issues.
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
We derive the majority of our revenue from our FlashArray products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.
Our FlashArray products have historically accounted for the majority of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by any decline or fluctuation in demand for our products, regardless of the reason. If the market for all-flash storage products grows slower than anticipated or if demand for our products slows or declines, we may not be able to increase our revenue or achieve and maintain profitability.
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

We expect that our revenue from support subscription agreements will increase as a percentage of total revenue over time. We are also increasing the number of our subscription-based offerings, such as ES2 although it is more difficult to predict the rate at which customers will adopt, and the rate at which our revenue will grow from, these new offerings. We recognize support subscription revenue ratably over the term of the relevant service period. As a result, much of the subscription revenue we report each quarter is derived from agreements that we sold in prior quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscriptions is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.
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
We rely on a limited number of contract manufacturers to manufacture our products. Our reliance on contract manufacturers reduces our control over the assembly process, and exposes us to risks, such as reduced control over quality assurance, costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, our ability to timely ship products to our customers could be impaired, potentially on short notice, and our competitive position, reputation and financial results could be harmed. If we are required, for whatever reason, to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.
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

Further, some of the components in our products are sourced from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, there have been discussions regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, and the United States and Chinese governments have announced import tariffs by both countries. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Adverse economic conditions may harm our revenues and profitability.
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Global economic uncertainty and political and fiscal challenges in the United States and abroad can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, in 2019, the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, political uncertainty in the Middle East and other geopolitical events could directly or indirectly affect our business. Additionally, the United Kingdom's exit from the European Union remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and a "hard" exit by Great Britain from the European Union could lead to adverse global economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 800 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that future patents issued to us, if any, will give us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable. Our issued patents and any patents that may issue in the future may not provide sufficiently broad protection or may not be enforceable. Changes to the patent laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies competitive to ours or infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
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
We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third party access to data or accounts, but these security measures are subject to third party security breaches, employee error, malfeasance, faulty password management or other irregularities. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks being accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions. The risk that these types of events could seriously harm our business is likely to increase as we expand our network of channel partners, resellers and authorized service providers and operate in more countries. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. If any of these types of security breaches, actual or perceived, were to occur and we were to be unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our products could decrease and we could be exposed to a risk of loss or litigation and possible liability.

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

•
Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, including in connection with an extended federal government shutdown, with funding reductions or delays adversely affecting public sector demand for our products and services;

•
We sell our products to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations; and

•
Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities.

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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, (Section 404). Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We continue to take steps to develop our finance and accounting function, such as hiring additional personnel and implementing additional tools and improvements to policies and procedures. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the price of our Class A common stock could decline and we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources.
Our international operations, as well as U.S. tax reform, could expose us to potentially adverse tax consequences.
The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The new legislation decreased the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, limitations on the deductibility of executive compensation, limitation or modification on the deductibility of certain business expenses, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the introduction of a base erosion and anti-abuse tax. Regulations have been issued to provide interpretive guidance on certain provisions of the Tax Act, but there are still uncertainties as regulations have not been issued for all provisions, and certain proposed regulations have not been finalized. The issuance of additional proposed and final regulations could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.
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
Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, we have been subject to the EU General Data Protection Regulation, or GDPR, since May 2018. The GDPR may requires us to make further change our policies and procedures in the future beyond what we have already done. Our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. We made changes to our data protection compliance program to prepare for the GDPR and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be harmed. In addition, the California Consumer Privacy Act places additional requirements on the handling of personal data. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such regulations that impact the performance and competitiveness of our products and solutions.
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
Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, and to interruption by man-made factors such as computer viruses or terrorism.
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
The potential effect, if any, of these transactions and activities on the price of our Class A common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.

Risks Related to Our Common Stock

The trading price of our Class A common stock has been and may continue to be highly volatile, and an active, liquid, and orderly market for our Class A common stock may not be sustained.
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $28.66, through March 1, 2019. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties

Our corporate headquarters are located in Mountain View, California. We also maintain offices in multiple locations in the United States and internationally in Africa, Asia, Australia, Europe, and South America, as well as Canada and Mexico. We lease all of our facilities and do not own any real property. We have added and expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. Legal Proceedings.
The information set forth under the "Legal Matters" subheading in Note 7 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock trades publicly on the New York Stock Exchange (NYSE) under the ticker symbol “PSTG.” We previously had two classes of common stock outstanding — Class A common stock and Class B common stock. In December 2018, all outstanding shares of our Class B common stock automatically converted into the same number of shares of our Class A common stock. Prior to such date, our Class B common stock was not listed nor traded on any stock exchange.
Holders of Record
As of January 31, 2019, there were 76 holders of record of our Class A common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Stock Performance Graph and Cumulative Total Return
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pure Storage, Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index. The graph assumes that $100 (with reinvestment of all dividends) was invested in our Class A common stock and in each index on October 7,

2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through January 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data.
The selected consolidated statements of operations data for the years ended January 31, 2017, 2018 and 2019 and the consolidated balance sheet data as of January 31, 2018 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2015 and 2016 and the consolidated balance sheet data as of January 31, 2015, 2016 and 2017 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended January 31,
	2015	2016	2017	2018	2019
	(*)	(*)	(*As Adjusted)	(*As Adjusted)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$154,836	$375,733	$614,458	$834,454	$1,075,586
Support subscription	19,615	64,600	124,713	190,308	284,238
Total revenue	174,451	440,333	739,171	1,024,762	1,359,824
Cost of revenue:
Product (1)	63,425	132,870	194,150	275,242	352,054
Support subscription (1)	14,127	35,023	58,129	78,539	105,474
Total cost of revenue	77,552	167,893	252,279	353,781	457,528
Gross profit	96,899	272,440	486,892	670,981	902,296
Operating expenses:
Research and development (1)	92,707	166,645	245,817	279,196	349,936
Sales and marketing (1)	152,320	240,574	347,695	464,049	584,111
General and administrative (1) (2)	32,354	75,402	84,652	95,170	137,506
Legal settlement (3)	—	—	30,000	—	—
Total operating expenses	277,381	482,621	708,164	838,415	1,071,553
Loss from operations	(180,482)	(210,181)	(221,272)	(167,434)	(169,257)
Other income (expense), net	(1,412)	(2,002)	1,627	11,445	(8,016)
Loss before provision for income taxes	(181,894)	(212,183)	(219,645)	(155,989)	(177,273)
Provision for income taxes	1,337	1,569	1,887	3,889	1,089
Net loss	$(183,231)	$(213,752)	$(221,532)	$(159,878)	$(178,362)
Net loss per share attributable to common stockholders, basic and diluted	$(6.56)	$(2.59)	$(1.14)	$(0.76)	$(0.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,925	82,460	194,714	211,609	232,042
_________________________________
*The consolidated statements of operations data for the years ended January 31, 2017, 2018, and 2019 reflects the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). For further information, see Note 2 in Part II, Item 8 of this report. The consolidated statements of operations data for the years ended January 31, 2015 and 2016 do not reflect the adoption of ASC 606.

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2015	2016	2017	2018	2019
	(in thousands)
Cost of revenue—product	$303	$276	$601	$1,630	$2,951
Cost of revenue—support subscription	1,273	2,388	5,639	9,050	12,378
Research and development	22,512	31,135	63,495	71,229	92,484
Sales and marketing	22,466	16,966	34,317	47,687	66,350
General and administrative	6,479	7,460	12,616	21,077	36,482
Total stock-based compensation expense	$53,033	$58,225	$116,668	$150,673	$210,645

Stock-based compensation expense for the year ended January 31, 2015 included $27.6 million of cash paid for the repurchase of common stock in excess of fair value.

(2)	Includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation for the year ended January 31, 2016.

(3)	Represents a one-time charge for our legal settlement with Dell, Inc. For further information, see Note 7 in Part II, Item 8 of this report.

		As of January 31,
	2015	2016	2017	2018	2019
	(*)	(*)	(*As Adjusted)	(*As Adjusted)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$192,707	$604,742	$183,675	$244,057	$447,990
Marketable securities	—	—	362,986	353,289	749,482
Working capital	224,362	603,538	526,043	580,788	1,192,011
Total assets	356,290	870,783	928,352	1,123,995	1,973,025
Deferred revenue, current and non-current portion	73,669	216,204	272,963	374,102	535,920
Convertible senior notes, net	—	—	—	—	449,828
Convertible preferred stock	543,940	—	—	—	—
Total stockholders’ (deficit) equity	(299,830)	563,354	537,201	574,401	737,780
_________________________________
 *The consolidated balance sheet data as of January 31, 2017, 2018, and 2019 reflects the adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report. The consolidated balance sheet data as of January 31, 2015 and 2016 do not reflect the adoption of ASC 606.

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

Overview
We help innovators to build a better world with data. As data continues to grow and organizations strive to mine intelligence from data and the need for real-time analytics increases, we are focused on delivering software-defined data storage solutions that are uniquely fast and cloud-capable, enabling customers to maximize the value of data, gain competitive advantage and keep pace with cutting edge developments. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our Pure1 cloud-based support and management platform simplifies storage administration, while real-time scanning enables us to find and fix issues before they have an impact. Our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage subscription model for hardware and software innovation, support and maintenance.
We were incorporated in October 2009 and are headquartered in Mountain View, California, with operations throughout the world. Our primary offerings include our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based management and support software, FlashStack and Artificial Intelligence Ready Infrastructure (AIRI), our joint converged Infrastructure offerings, and Evergreen Storage Service (ES2), a cloud-like, storage consumption offering that enables customers to purchase on-premises or offsite-hosted private storage on a pay-per-month-per-terabyte basis, after a baseline commitment. In addition, in November 2018, we announced the launch of our Cloud Data Services, a suite of new cloud offerings that will enable customers to invest in a single storage architecture that unifies application deployments on-premises and on the cloud.
Since launching in May 2012, our customer base has grown to over 5,800 customers, including over 40% of the Fortune 500. Our customers include enterprise and commercial organizations, cloud, Global Systems Integrators, and service providers across a diverse set of industry verticals, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. Our data services are used for a broad set of use cases, including database applications, large-scale analytics, artificial intelligence / machine learning, private and public cloud infrastructure and webscale applications, virtual server infrastructure and virtual desktop infrastructure. Our data platform helps customers scale their businesses through real-time and more accurate analytics, increase employee productivity, improve operational efficiency, and deliver more compelling user experiences to their customers and partners. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented 10% or more of revenue in the years ended January 31, 2017, 2018 and 2019.
We have experienced substantial growth over the past three years, with revenue increasing from $739.2 million for the year ended January 31, 2017 to $1,024.8 million for the year ended January 31, 2018 and to $1,359.8 million for the year ended January 31, 2019, representing year-over-year revenue growth of 39% and 33% for our two most recent years. We expect that our revenue growth rate will continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $221.5 million, $159.9 million and $178.4 million, respectively, for the years ended January 31, 2017, 2018 and 2019.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 2,100 employees as of January 31, 2018 to over 2,800 employees as of January 31, 2019. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. Our revenue generated from customers outside the United States was 23%, 25% and 28% of our total revenue for the years ended January 31, 2017, 2018 and 2019.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
Our Business Model
Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement and is responsible for large account penetration, global account coordination and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. One channel partner represented 11% of revenue for the years ended January 31, 2017 and January 31, 2019. No channel partner represented 10% or more of revenue for the year ended January 31, 2018.
Our business model enables customers to broadly adopt flash for a wide variety of workloads in their data centers, with some of our most innovative customers adopting all-flash data centers. We have not charged separately for software, meaning that when a customer buys a FlashArray, FlashBlade, FlashStack, or AIRI, all operating software functionality is included in the base purchase price, and the customer is entitled to updates and new features to the operating software as long as the customer maintains an active support subscription agreement. By keeping our business model simple and efficient, we allow customers to buy more products and expand their footprint more easily while allowing us to reduce our sales and marketing costs.
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

The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and is a strong driver of both initial purchase and additional purchases of our products. For customers that have been with us for at least 12 months as of January 31, 2019, for every $1 of initial product purchase, our top 25 customers on average spent approximately $11 on new product purchases in the first 18 months following their initial purchase.

Trends in Our Business and Industry

Demand for Data in the Multi-Cloud Era Environment

In today’s multi-cloud environment, data is the strategic core that enables competitiveness and differentiation for businesses -- collecting vast amounts of data, analyzing it rapidly, discovering new insights, and ultimately delivering new innovations and experiences otherwise impossible without data. We continue to make significant investments in our business to enable data-centric architecture to support today and tomorrow’s volume and velocity of data and to ensure the performance and reliability required for new data-driven applications, while substantially reducing costs and complexity for our customers. We believe that the shift in consumption models, like our ES2 offering, and in deployment models, as demonstrated by the desire for hybrid deployment technologies like our Cloud Data Services, are at the core of the trend toward multi-cloud environments. Data-centric architecture supports a wide range of classic business applications as well as modern webscale-architecture applications so that our customers can manage their existing applications more efficiently while they modernize their applications both on-premise and in the cloud.

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

Components of Results of Operations

Revenue
We derive revenue from the sale of our FlashArray and FlashBlade products and support subscription services. Provided that all other revenue recognition criteria have been met, we typically recognize product revenue upon transfer of control to our customers and the satisfaction of our performance obligations. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions.
We provide our support subscription services pursuant to support subscription agreements, which involve customer support, hardware maintenance and software upgrades for a period of generally one to six years. Support subscription services includes our ES2 offering. We recognize revenue from support subscription agreements ratably over the contractual service period. We expect our support subscription revenue to increase as we add new customers and our existing customers renew support subscription agreements.
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, inventory write-offs, amortization of intangible assets pertaining to developed technology, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
Cost of support subscription revenue primarily consists of personnel costs associated with our customer support organization, parts replacement costs, allocated overhead costs and depreciation of computer equipment used for our

ES2 offering. We expect our cost of support subscription revenue to increase in absolute dollars, as our support subscription revenue increases.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities, interest expense from convertible notes and gains (losses) from foreign currency transactions.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
Consolidated Statements of Operations Data:
Revenue:
Product	$614,458	$834,454	$1,075,586
Support subscription	124,713	190,308	284,238
Total revenue	739,171	1,024,762	1,359,824
Cost of revenue:
Product (1)	194,150	275,242	352,054
Support subscription (1)	58,129	78,539	105,474
Total cost of revenue	252,279	353,781	457,528
Gross profit	486,892	670,981	902,296
Operating expenses:
Research and development (1)	245,817	279,196	349,936
Sales and marketing (1)	347,695	464,049	584,111
General and administrative (1)	84,652	95,170	137,506
Legal settlement (2)	30,000	—	—
Total operating expenses	708,164	838,415	1,071,553
Loss from operations	(221,272)	(167,434)	(169,257)
Other income (expense), net	1,627	11,445	(8,016)
Loss before provision for income taxes	(219,645)	(155,989)	(177,273)
Provision for income taxes	1,887	3,889	1,089
Net loss	$(221,532)	$(159,878)	$(178,362)
_________________________________
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report.

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended January 31,
	2017	2018	2019
Cost of revenue—product	$601	$1,630	$2,951
Cost of revenue—support subscription	5,639	9,050	12,378
Research and development	63,495	71,229	92,484
Sales and marketing	34,317	47,687	66,350
General and administrative	12,616	21,077	36,482
Total stock-based compensation expense	$116,668	$150,673	$210,645

 (2) Represents a one-time charge for our legal settlement with Dell, Inc. For further information, see Note 7 in Part II, Item 8 of this report.

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
Consolidated Statements of Operations Data:
Revenue:
Product	83%	81%	79%
Support subscription	17	19	21
Total revenue	100	100	100
Cost of revenue:
Product	26	27	26
Support subscription	8	8	8
Total cost of revenue	34	35	34
Gross profit	66	65	66
Operating expenses:
Research and development	34	27	25
Sales and marketing	47	45	43
General and administrative	11	9	10
Legal settlement	4	—	—
Total operating expenses	96	81	78
Loss from operations	(30)	(16)	(12)
Other income (expense), net	—	1	(1)
Loss before provision for income taxes	(30)	(15)	(13)
Provision for income taxes	—	—	—
Net loss	(30)%	(15)%	(13)%
_________________________________
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report.

Revenue

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2017	2018	$	%	2018	2019	$	%
(dollars in thousands)	(As Adjusted*)	(As Adjusted*)			(As Adjusted*)
Product revenue	$614,458	$834,454	$219,996	36%	$834,454	$1,075,586	$241,132	29%
Support subscription revenue	124,713	190,308	65,595	53%	190,308	284,238	93,930	49%
Total revenue	$739,171	$1,024,762	$285,591	39%	$1,024,762	$1,359,824	$335,062	33%
_____________________________________
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report.

Total revenue increased by $335.1 million, or 33%, during the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase in product revenue was driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 4,500 as of January 31, 2018 to over 5,800 as of January 31, 2019. The increase in support subscription revenue was primarily driven by an increase in maintenance and support subscription agreements sold with increased product sales, as well as increased recognition of deferred support subscription revenue contracts.
Total revenue increased by $285.6 million, or 39%, during the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase in product revenue was primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 3,000 as of January 31, 2016 to over 4,500 as of January 31, 2018. The increase in support subscription revenue was primarily driven by an increase in maintenance and support subscription agreements sold with increased product sales, as well as increased recognition of deferred support subscription revenue contracts.

Cost of Revenue and Gross Margin

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2017	2018	$	%	2018	2019	$	%
(dollars in thousands)	(As Adjusted*)	(As Adjusted*)			(As Adjusted*)
Product cost of revenue	$194,150	$275,242	$81,092	42%	$275,242	$352,054	$76,812	28%
Support subscription cost of revenue	58,129	78,539	20,410	35%	78,539	105,474	26,935	34%
Total cost of revenue	$252,279	$353,781	$101,502	40%	$353,781	$457,528	$103,747	29%
Product gross margin	68.4%	67.0%			67.0%	67.3%
Support subscription gross margin	53.4%	58.7%			58.7%	62.9%
Total gross margin	65.9%	65.5%			65.5%	66.4%
 ____________________________
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report
Cost of revenue increased by $103.7 million, or 29%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase in product cost of revenue was primarily driven by increased sales and, to a lesser extent, by the increased costs in our manufacturing operations associated with increased headcount. The increase in support subscription cost of revenue was primarily attributable to costs in our customer support organization as we continue to scale our business. Total headcount in these functions increased 35% from January 31, 2018 to January 31, 2019.
Total gross margin remained relatively consistent during the years ended January 31, 2018 and 2019. Product gross margin increased 0.3 percentage point from the year ended January 31, 2018 to the year ended January 31, 2019. Support subscription gross margin increased 4.2 percentage points from the year ended January 31, 2018 to the year ended January 31, 2019 primarily driven by increased recognition of deferred support subscription revenue resulting from the increase in our customer base, as well as efficiencies gained as we scale in our support organization globally.
Cost of revenue increased by $101.5 million, or 40%, for the year ended January 31, 2018 compared to the year ended January 31, 2017. The increase in product cost of revenue was primarily driven by increased sales and, to a lesser extent, by the increased costs in our manufacturing operations associated with increased headcount. The increase in support subscription cost of revenue was primarily attributable to costs in our customer support organization as we continue to scale our business. Total headcount in these functions increased 44% from January 31, 2017 to January 31, 2018.
Total gross margin remained relatively consistent during the years ended January 31, 2017 and 2018. Product gross margin decreased 1.4 percentage points from the year ended January 31, 2017 to the year ended January 31, 2018, primarily driven by a shift in the mix of products sold as the proportion of revenue from FlashBlade increased. Support subscription gross margin increased 5.3 percentage points from the year ended January 31, 2017 to the year ended January 31, 2018 primarily driven by increased recognition of deferred support revenue resulting from the increase in our customer base, as well as efficiencies gained as we scale in our support organization globally.

Operating Expenses
Research and Development

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2017	2018	$	%	2018	2019	$	%
(dollars in thousands)
Research and development	$245,817	$279,196	$33,379	14%	$279,196	$349,936	$70,740	25%
Research and development expense increased by $70.7 million, or 25%, during the year ended January 31, 2019 compared to the year ended January 31, 2018, as we continued to develop technologies to enhance and expand our product offerings. The increase was primarily driven by a $60.6 million increase in employee compensation and related costs, including a $21.3 million increase in stock-based compensation expense, as headcount increased by 33% from January 31, 2018 to January 31, 2019. The increase in stock-based compensation expense was also due to restricted stock units granted to employees from the StorReduce acquisition in August 2018. The remainder of the increase was primarily attributable to a $6.2 million increase in outside service expenses, and $5.6 million increase in office and related costs.
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
Sales and Marketing

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2017	2018	$	%	2018	2019	$	%
(dollars in thousands)	(As Adjusted*)	(As Adjusted*)			(As Adjusted*)
Sales and marketing	$347,695	$464,049	$116,354	33%	$464,049	$584,111	$120,062	26%
  ____________________________
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report
Sales and marketing expense increased by $120.1 million, or 26%, during the year ended January 31, 2019 compared to the year ended January 31, 2018, as we continue to grow our sales force and expand international presence. The increase was primarily driven by an increase of $93.3 million in employee compensation and related costs, including a $15.0 million increase in sales commission expense and a $18.7 million increase in stock-based compensation expense, as headcount increased by 36% from January 31, 2018 to January 31, 2019. The remainder of the increase was primarily attributable to a $7.0 million increase in outside service expense, a $6.9 million increase in marketing and brand awareness program costs, a $6.8 million increase in travel expense and a $6.2 million increase in office and related costs.

Sales and marketing expense increased by $116.4 million, or 33%, during the year ended January 31, 2018 compared to the year ended January 31, 2017, as we continue to grow our sales force and expand international presence. The increase was primarily driven by an increase of $87.8 million in employee compensation and related costs, including a $31.5 million increase in sales commission expense and a $13.4 million increase in stock-based compensation expense, as headcount increased by 30% from January 31, 2017 to January 31, 2018. The remainder of the increase was primarily attributable to a $10.5 million increase in marketing and brand awareness program costs and a $7.1 million increase in office and related costs.

General and Administrative

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2017	2018	$	%	2018	2019	$	%
(dollars in thousands)
General and administrative	$84,652	$95,170	$10,518	12%	$95,170	$137,506	$42,336	44%
General and administrative expense increased by $42.3 million, or 44%, during the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily driven by an increase of $28.8 million in employee compensation and related costs, including an increase of $15.4 million in stock-based compensation expense, as we increased our headcount by 32% from January 31, 2018 to January 31, 2019. The remainder of the increase was primarily attributable to $7.0 million office and related costs and an increase of $6.1 million in outside service expenses.
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
Other Income (Expense), Net

	Year Ended January 31,		Change	Year Ended January 31,		Change
	2017	2018		$2018	2019	$
(dollars in thousands)
Other income (expense), net	$1,627	$11,445	$9,818	$11,445	$(8,016)	$(19,461)

Other income (expense), net decreased during the year ended January 31, 2019 compared to the year ended January 31, 2018 primarily attributable to interest expense of $21.6 million related to the Notes and an $11.2 million increase in net losses from foreign currency transactions as U.S. dollars strengthened relative to certain foreign currencies, partially offset by an increase in interest income of $12.6 million from our cash, cash equivalents and marketable securities.
Other income (expense), net increased during the year ended January 31, 2018 compared to the year ended January 31, 2017 primarily attributable to an $8.6 million increase in net gains from foreign currency transactions as U.S. dollars weakened relative to certain foreign currencies and a $1.2 million increase in interest income from our cash, cash equivalents and marketable securities.
Provision for Income Taxes

	Year Ended January 31,		Change		Year Ended January 31,		Change
	2017	2018	$	%	2018	2019	$	%
(dollars in thousands)
Provision for income taxes	$1,887	$3,889	$2,002	106%	$3,889	$1,089	$(2,800)	(72)%

The provision for income taxes decreased during the year ended January 31, 2019 compared to the year ended January 31, 2018 primarily attributable to a $3.7 million U.S. valuation allowance release related to the StorReduce acquisition, partially offset by higher foreign income taxes.
The provision for income taxes increased during the year ended January 31, 2018 compared to the year ended January 31, 2017 primarily related to a $1.8 million increase in foreign income taxes due to higher foreign profits and a reduction in excess tax benefits related to our foreign stock-based activities.

Quarterly Results of Operations
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2019, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Three Months Ended
	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019
	(*As Adjusted)	(*As Adjusted)	(*As Adjusted)	(*As Adjusted)
	(unaudited, in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$142,850	$179,669	$227,772	$284,163	$195,449	$241,137	$298,863	$340,137
Support subscription	39,795	45,001	49,819	55,693	60,496	67,747	73,916	82,079
Total revenue	182,645	224,670	277,591	339,856	255,945	308,884	372,779	422,216
Cost of revenue:
Product (1)	46,645	57,252	75,392	95,953	66,420	78,262	96,610	110,762
Support subscription (1)	16,903	19,199	20,467	21,970	23,210	24,457	27,049	30,758
Total cost of revenue	63,548	76,451	95,859	117,923	89,630	102,719	123,659	141,520
Gross profit	119,097	148,219	181,732	221,933	166,315	206,165	249,120	280,696
Operating expenses:
Research and development (1)	65,428	69,361	68,927	75,480	78,492	84,031	90,783	96,630
Sales and marketing (1)	91,763	117,552	116,971	137,763	122,367	143,749	146,903	171,092
General and administrative (1)	20,096	22,162	25,406	27,506	27,330	33,591	38,651	37,934
Total operating expenses	177,287	209,075	211,304	240,749	228,189	261,371	276,337	305,656
Loss from operations	(58,190)	(60,856)	(29,572)	(18,816)	(61,874)	(55,206)	(27,217)	(24,960)
Other income (expense), net	1,995	3,266	1,138	5,046	(999)	(4,032)	(2,889)	(96)
Loss before provision for income taxes	(56,195)	(57,590)	(28,434)	(13,770)	(62,873)	(59,238)	(30,106)	(25,056)
Income tax provision	964	821	970	1,134	1,431	885	(1,926)	699
Net loss	$(57,159)	$(58,411)	$(29,404)	$(14,904)	$(64,304)	$(60,123)	$(28,180)	$(25,755)
_________________________________
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report.

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019
	(unaudited, in thousands)
Cost of revenue—product	$397	$358	$143	$732	$608	$720	$862	$761
Cost of revenue—support subscription	1,774	2,245	2,422	2,609	2,684	2,929	3,327	3,438
Research and development	15,588	17,971	18,073	19,597	21,090	22,232	24,634	24,528
Sales and marketing	10,626	11,439	12,104	13,518	13,940	17,269	18,681	16,460
General and administrative	3,834	4,825	6,121	6,297	5,633	10,504	10,825	9,520
Total stock-based compensation	$32,219	$36,838	$38,863	$42,753	$43,955	$53,654	$58,329	$54,707

	Three Months Ended
	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019
	(*As Adjusted)	(*As Adjusted)	(*As Adjusted)	(*As Adjusted)
	(unaudited, in thousands)
Percentage of Revenue Data:
Revenue:
Product	78%	80%	82%	84%	76%	78%	80%	81%
Support subscription	22	20	18	16	24	22	20	19
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	26	25	27	28	26	25	26	26
Support subscription	9	9	8	7	9	8	7	8
Total cost of revenue	35	34	35	35	35	33	33	34
Gross margin	65	66	65	65	65	67	67	66
Operating expenses:
Research and development	36	31	25	22	31	27	24	23
Sales and marketing	50	52	42	41	48	47	40	40
General and administrative	11	10	9	8	10	11	10	9
Total operating expenses	97	93	76	71	89	85	74	72
Loss from operations	(32)	(27)	(11)	(6)	(24)	(18)	(7)	(6)
Other income (expense), net	1	1	1	2	(1)	(1)	(1)	—
Loss before provision for income taxes	(31)	(26)	(10)	(4)	(25)	(19)	(8)	(6)
Income tax provision (benefit)	—	—	1	—	—	—	—	—
Net loss	(31)%	(26)%	(11)%	(4)%	(25)%	(19)%	(8)%	(6)%
_________________________________
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report.

Liquidity and Capital Resources
As of January 31, 2019, we had cash, cash equivalents and marketable securities of $1,197.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations and debt instruments issued by foreign governments, and asset-backed securities. We have generated significant operating losses as reflected in our accumulated deficit of $1,081.9 million. We may continue to incur operating losses and negative cash flows from operations in the near future and may require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the addition of office space, the timing of new product introductions and the continuing market acceptance of our products and services, and the timing and settlement election of the Notes. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. For example, we acquired StorReduce, a cloud-first software-defined solution, in August 2018. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023, in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on April 15, 2023 unless repurchased or redeemed by us or converted in accordance with their terms prior to the maturity date. The Notes are convertible for up to 21,884,155 shares of our Class A common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment.
Holders may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under specific circumstances. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing conditions. Upon conversion, holders will receive cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, at our election. We intend to settle the principal of the Notes in cash. See further discussion in Note 6 in Part II, Item 8 of this report.
As of January 31, 2018 and 2019, we had letters of credit in the aggregate amount of $9.6 million and $10.8 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature at various dates through August 2029.
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
Net cash provided by (used in) operating activities	$(14,362)	$72,756	$164,423
Net cash used in investing activities	(441,623)	(57,159)	(511,344)
Net cash provided by financing activities	40,518	46,814	551,914
  ____________________________
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2 in Part II, Item 8 of this report.
Operating Activities
Net cash provided by operating activities during the year ended January 31, 2019 was $164.4 million, which resulted from non-cash charges for stock-based compensation of $210.6 million, $70.9 million for depreciation and amortization, $21.0 million for the amortization of the debt discount and debt issuance costs associated with our Notes and net cash inflows of $45.3 million from changes in operating assets and liabilities, partially offset by our net loss of $178.4 million. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $161.7 million increase in deferred revenue and a $66.1 million increase in accrued compensation and other liabilities and accounts payable, partially offset by a $135.6 million increase in accounts receivable, a $27.7 million increase in deferred commissions, a $12.3 million increase in inventory, and a $7.0 million increase in prepaid expenses and other assets. The increases in accounts receivable, deferred revenue, and deferred commissions were primarily attributable to revenue growth during the year ended January 31, 2019. The increases in accounts payable, accrued compensation and other liabilities, inventory, and prepaid expenses and other assets were primarily driven by increased activities to support overall business growth.
Net cash provided by operating activities during the year ended January 31, 2018 was $72.8 million, which resulted from non-cash charges for stock-based compensation expense of $150.7 million, $61.7 million for depreciation and amortization and net cash inflows of $18.2 million from changes in operating assets and liabilities, partially offset by our net loss of $159.9 million. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $101.1 million increase in deferred revenue and a $55.9 million increase in accounts payable and accrued compensation and other liabilities, partially offset by a $74.5 million increase in accounts receivable, $28.0 million increase in deferred commissions, $23.8 million increase in prepaid expenses and other assets, and a $12.6 million increase in inventory. The increases in accounts receivable, deferred revenue, and deferred commissions were primarily attributable to revenue growth during the year ended January 31, 2018. The increases in accounts payable, accrued compensation and other liabilities, inventory, and prepaid expenses and other assets were primarily driven by increased activities to support overall business growth.
Net cash used in operating activities during the year ended January 31, 2017 was $14.4 million, which resulted from a net loss of $221.5 million, including a $30.0 million one-time legal settlement payment, partially offset by non-cash charges for stock-based compensation expense of $116.7 million, $50.2 million for depreciation and amortization and net cash inflows of $38.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities was primarily the result of a $75.7 million increase in deferred revenue and a $30.0 million increase in accrued compensation and other liabilities and accounts payable, partially offset by a $44.0 million increase in accounts receivable, $13.1 million increase in deferred commissions, $6.1 million increase in prepaid expenses and other assets and a $3.8 million increase in inventory. The increases in accounts receivable, deferred revenue and deferred commissions were primarily due to new sales order growth during the year ended January 31, 2017. The increases in inventory, accrued compensation and other liabilities, accounts payable and prepaid expenses and other assets were primarily driven by increased activities to support overall business growth.
Investing Activities
Net cash used in investing activities during the year ended January 31, 2019 of $511.3 million resulted primarily from net purchases of marketable securities of $392.2 million, capital expenditures of $100.2 million and net cash paid for our acquisition of StorReduce of $13.9 million in August 2018.
Net cash used in investing activities during the year ended January 31, 2018 of $57.2 million resulted from capital expenditures of $65.1 million, partially offset by the net proceeds from sales and maturities of marketable securities of $7.9 million.
Net cash used in investing activities during the year ended January 31, 2017 of $441.6 million resulted from net purchases of marketable securities of $363.9 million, capital expenditures of $76.8 million, as well as the purchase of a portfolio of technology patents for $1.0 million.
Financing Activities
Net cash provided by financing activities of $551.9 million during the year ended January 31, 2019 was primarily due to $562.1 million of net proceeds from the issuance of the Notes, $47.8 million of proceeds from the exercise of stock options and $33.4 million of proceeds from issuance of common stock under our ESPP, partially offset by payment for the purchase of capped calls of $64.6 million and the repurchase of our common stock for $20.0 million in connection with the Notes and the repayment of $6.1 million of debt assumed in connection with our acquisition of StorReduce.
Net cash provided by financing activities of $46.8 million for the year ended January 31, 2018 was primarily due to $24.7 million of proceeds from the exercise of stock options and $22.1 million of proceeds from issuance of common stock under ESPP.
Net cash provided by financing activities of $40.5 million during the year ended January 31, 2017 was primarily due to $25.6 million of proceeds from issuance of common stock under ESPP and $14.9 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
The following table sets forth our non-cancelable contractual obligations and commitments as of January 31, 2019.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes due 2023 (1)	$578,235	$719	$1,438	$576,078	$—
Operating leases	149,567	31,297	52,954	35,220	30,096
Purchase obligations	21,389	3,062	18,327	—	—
Total	$749,191	$35,078	$72,719	$611,298	$30,096
_________________________________
(1) Consists of principal and interest payments.
Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of January 31, 2018 and 2019, the aggregate future minimum payments under non-cancelable operating leases was approximately $113.0 million and $149.6 million.

In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023, in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. See further discussion in Note 6 in Part II, Item 8 of this annual report.

Off-Balance Sheet Arrangements
Through January 31, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Provision for Income Taxes
As of January 31, 2019, we had U.S. federal and state net operating loss (NOL) carryforwards of $772.1 million and $451.5 million, that expire commencing in 2029. Under Section 382 of the U.S. Internal Revenue Code of 1986, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In February 2019, we completed an analysis through January 2019 to evaluate whether there are any limitations of our NOLs and concluded no limitations currently exist.  While we do not have any limitations currently existing, an ownership change that would result in limitations, regulatory changes, such as suspension on the use of NOLs, could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future income tax liabilities.
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
Revenue Recognition
We derive revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) support subscription revenue which includes customer support, our ES2 offering, hardware maintenance, and software upgrades on a when-and-if-available basis.

Our product revenue is derived from the sale of storage hardware and operating system software that is integrated into the hardware. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory.
Our support subscription revenue is derived from the sale of support subscription, which includes the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Support subscription revenue is also derived from the sale of our ES2 offering. Revenue related to support subscription is recognized ratably over the contractual term, which generally ranges from one to six years and represents our performance obligations period. The vast majority of our products are sold with support subscription agreements, which typically commence upon transfer of control of the corresponding products to our customers. Costs to service the support subscription are expensed as incurred. In addition, our Evergreen Storage program provides our customers who continually maintain active support subscription agreements for three years with an included controller refresh with each additional three year support subscription renewal. In accordance with revenue recognition guidance, the controller refresh represents an additional performance obligation and the allocated revenue is recognized in the period in which these controllers are shipped.
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. This is achieved through applying the following five-step approach:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation
When applying this five-step approach, we apply judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services are capable of being distinct in the context of the contract to be accounted for as a separate performance obligation. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. We allocate the transaction price to each performance obligation for contracts that contain multiple performance obligations based on a relative standalone selling price which is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts. Deferred commissions related to product revenue are recognized upon transfer of control to customers and deferred commissions related to support subscription revenue are amortized over an expected useful life of six years. We determine the expected useful life based on an estimated benefit period by evaluating our technology development life cycle, expected customer relationship period and other factors. We classify deferred commissions as current and non-current on our consolidated balance sheets based on the timing of when we expect to recognize the expense. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to our employees, including restricted stock units (RSUs), restricted stock, stock options and purchase rights granted under our 2015 ESPP, based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards and purchase rights granted under our 2015 ESPP. RSUs and restricted stock are measured at the fair market value of the underlying stock at the grant date. We recognize the fair value of stock-based awards as stock-based compensation expense on a straight line basis over the requisite service period for stock options, RSUs and restricted stock or, in the case of purchase rights granted under our 2015 ESPP, over the offering period. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied. We account for forfeitures as they occur.
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

•
Expected Volatility.  Starting in fiscal 2019, the expected volatility for ESPP purchase rights is based on the historical volatility of our Class A common stock for a period equivalent to the expected term of the ESPP purchase rights. Prior to fiscal 2019, since we had limited trading history of our common stock, the expected volatility for options and ESPP purchase rights was determined based on the historical stock volatilities of our comparable companies. Comparable companies consist of public companies in our industry which are similar in size, stage of life cycle and financial leverage.

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
See Note 9 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for other information regarding the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options and ESPP purchase rights.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, and highly rated corporate debt. As of January 31, 2018 and 2019, we had cash, cash equivalents and marketable securities of $597.3 million and $1,197.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $6.9 million as of January 31, 2019.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% of all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at January 31, 2019 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before income taxes of approximately $6.4 million as of January 31, 2019.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2018 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Financial Accounting Standards Board, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606). The Company adopted the standard using the full retrospective approach.

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
March 26, 2019

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2019, of the Company and our report dated March 26, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606).

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
/S/ DELOITTE & TOUCHE LLP
San Jose, California
March 26, 2019

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2018	2019
	(As Adjusted*)
ASSETS
Current assets:
Cash and cash equivalents	$244,057	$447,990
Marketable securities	353,289	749,482
Accounts receivable, net of allowance of $1,062 and $660 as of January 31, 2018 and 2019	243,001	378,729
Inventory	34,497	44,687
Deferred commissions, current	21,088	29,244
Prepaid expenses and other current assets	47,552	51,695
Total current assets	943,484	1,701,827
Property and equipment, net	89,142	125,353
Deferred commissions, non-current	66,225	85,729
Intangible assets, net	5,057	20,118
Goodwill	—	10,997
Deferred income taxes, non-current	1,060	1,060
Restricted cash	14,763	15,823
Other assets, non-current	4,264	12,118
Total assets	$1,123,995	$1,973,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,420	$103,462
Accrued compensation and benefits	59,898	99,910
Accrued expenses and other liabilities	27,149	39,860
Deferred revenue, current	191,229	266,584
Total current liabilities	362,696	509,816
Convertible senior notes, net	—	449,828
Deferred revenue, non-current	182,873	269,336
Other liabilities, non-current	4,025	6,265
Total liabilities	549,594	1,235,245
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2018 and 2019; no shares issued and outstanding as of January 31, 2018 and 2019	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2018 and 2019; 220,979 (Class A 129,502, Class B 91,477) and 243,524 Class A shares issued and outstanding as of January 31, 2018 and 2019	22	24
Additional paid-in capital	1,479,883	1,820,043
Accumulated other comprehensive loss	(1,917)	(338)
Accumulated deficit	(903,587)	(1,081,949)
Total stockholders’ equity	574,401	737,780
Total liabilities and stockholders’ equity	$1,123,995	$1,973,025
 * As adjusted to reflect the impact of the full retrospective adoption of ASC 606 - see Note 2.
See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
Revenue:
Product	$614,458	$834,454	$1,075,586
Support subscription	124,713	190,308	284,238
Total revenue	739,171	1,024,762	1,359,824
Cost of revenue:
Product	194,150	275,242	352,054
Support subscription	58,129	78,539	105,474
Total cost of revenue	252,279	353,781	457,528
Gross profit	486,892	670,981	902,296
Operating expenses:
Research and development	245,817	279,196	349,936
Sales and marketing	347,695	464,049	584,111
General and administrative	84,652	95,170	137,506
Legal settlement	30,000	—	—
Total operating expenses	708,164	838,415	1,071,553
Loss from operations	(221,272)	(167,434)	(169,257)
Other income (expense), net	1,627	11,445	(8,016)
Loss before provision for income taxes	(219,645)	(155,989)	(177,273)
Provision for income taxes	1,887	3,889	1,089
Net loss	$(221,532)	$(159,878)	$(178,362)
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(0.76)	$(0.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	194,714	211,609	232,042
 *As adjusted to reflect the impact of the full retrospective adoption of ASC 606 - see Note 2.
See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
Net loss	$(221,532)	$(159,878)	$(178,362)
Other comprehensive loss:
Change in unrealized net gain (loss) on available-for-sale securities	(562)	(1,355)	1,579
Comprehensive loss	$(222,094)	$(161,233)	$(176,783)
 * As adjusted to reflect the impact of the full retrospective adoption of ASC 606 - see Note 2.
See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance—January 31, 2016	190,509	$19	$1,118,670	$—	$(555,335)	$563,354
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	2,079	—	(2,079)	—
Cumulative effect adjustment from adoption of ASC 606	—	—	—		35,237	35,237
Issuance of common stock upon exercise of stock options	10,180	1	15,030	—	—	15,031
Stock-based compensation expense	—	—	116,668	—	—	116,668
Vesting of early exercised stock options	—	—	3,399	—	—	3,399
Vesting of restricted stock units	1,238	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,437	—	25,606	—	—	25,606
Other comprehensive loss	—	—	—	(562)	—	(562)
Net loss, as adjusted from adoption of ASC 606	—	—	—	—	(221,532)	(221,532)
Balance—January 31, 2017	204,364	$20	$1,281,452	$(562)	$(743,709)	$537,201
Issuance of common stock upon exercise of stock options	8,814	1	24,580	—	—	24,581
Stock-based compensation expense	—	—	150,673	—	—	150,673
Vesting of early exercised stock options	—	—	1,042	—	—	1,042
Vesting of restricted stock units	5,278	1	(1)	—	—	—
Common stock issued under employee stock purchase plan	2,523	—	22,137	—	—	22,137
Other comprehensive loss	—	—	—	(1,355)	—	(1,355)
Net loss, as adjusted from adoption of ASC 606	—	—	—	—	(159,878)	(159,878)
Balance—January 31, 2018	220,979	$22	$1,479,883	$(1,917)	$(903,587)	$574,401
Issuance of common stock upon exercise of stock options	9,397	1	47,749	—	—	47,750
Stock-based compensation expense	—	—	210,645	—	—	210,645
Vesting of early exercised stock options	—	—	320	—	—	320
Vesting of restricted stock units	8,378	1	(1)	—	—	—
Net issuance of restricted stock	2,398	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(632)	—	—	(632)
Common stock issued under employee stock purchase plan	3,381	—	33,444	—	—	33,444
Repurchase of common stock	(1,009)	—	(20,000)	—	—	(20,000)
Purchase of capped calls	—	—	(64,630)	—	—	(64,630)
Equity component of convertible senior notes, net	—	—	133,265	—	—	133,265
Other comprehensive gain	—	—	—	1,579	—	1,579
Net loss	—	—	—	—	(178,362)	(178,362)
Balance—January 31, 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(221,532)	$(159,878)	$(178,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,203	61,744	70,878
Amortization of debt discount and debt issuance costs	—	—	21,031
Stock-based compensation expense	116,668	150,673	210,645
Deferred income tax	(308)	(216)	(3,696)
Other	1,892	2,270	(1,343)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(44,049)	(74,505)	(135,649)
Inventory	(3,776)	(12,595)	(12,289)
Deferred commissions	(13,080)	(27,978)	(27,660)
Prepaid expenses and other assets	(6,133)	(23,799)	(6,972)
Accounts payable	10,644	29,278	14,293
Accrued compensation and other liabilities	19,381	26,622	51,810
Deferred revenue	75,728	101,140	161,737
Net cash provided by (used in) operating activities	(14,362)	72,756	164,423
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(76,773)	(65,060)	(100,246)
Acquisition, net of cash acquired	—	—	(13,899)
Purchase of other investment	—	—	(5,000)
Purchase of intangible assets	(1,000)	—	—
Purchases of marketable securities	(526,717)	(202,656)	(665,357)
Sales of marketable securities	114,354	66,489	19,878
Maturities of marketable securities	48,513	144,068	253,280
Net cash used in investing activities	(441,623)	(57,159)	(511,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	14,912	24,677	47,771
Proceeds from issuance of common stock under employee stock purchase plan	25,606	22,137	33,444
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	562,062
Payment for purchase of capped calls	—	—	(64,630)
Repayment of debt assumed from acquisition	—	—	(6,101)
Tax withholding on vesting of restricted stock	—	—	(632)
Repurchase of common stock	—	—	(20,000)
Net cash provided by financing activities	40,518	46,814	551,914
Net increase (decrease) in cash, cash equivalents and restricted cash	(415,467)	62,411	204,993
Cash, cash equivalents and restricted cash, beginning of year	611,876	196,409	258,820
Cash, cash equivalents and restricted cash, end of year	$196,409	$258,820	$463,813
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR
Cash and cash equivalents	$183,675	$244,057	$447,990
Restricted cash	$12,734	$14,763	$15,823
Cash, cash equivalents and restricted cash, end of year	$196,409	$258,820	$463,813
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$371
Cash paid for income taxes	$2,866	$3,090	$4,696
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$7,414	$9,940	$13,873
Acquisition consideration held back to satisfy potential indemnification claims	$—	$—	$3,725
Vesting of early exercised stock options	$3,399	$1,042	$320

* As adjusted to reflect the impact of ASU 2016-18 and the full retrospective adoption of ASC 606 - see Note 2.
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
We help innovators to build a better world with data. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Our Pure1 cloud-based support and management platform simplifies storage administration, while real-time scanning enables us to find and fix issues before they have an impact. Our innovative business model replaces the traditional forklift upgrade cycle with an Evergreen Storage subscription model to hardware and software innovation, support and maintenance.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets, property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, valuation of intangible assets and goodwill, and contingent liabilities. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. As of January 31, 2018 and 2019, the majority of our cash and cash equivalents have been invested with three financial institutions and such deposits exceed federally insured limits. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. We define a customer as an end user that purchases our products and services from one of our channel partners or from us directly. The majority of our revenue and accounts receivable are derived from the United States across a multitude of industries. We perform ongoing evaluations to determine customer credit. As of January 31, 2019, we had one channel partner that represented 10% of total accounts receivable on that date. As of January 31, 2018, no channel partner represented 10% or more of total accounts receivable on that date. No channel partner represented 10% or more of revenue for the year ended January 31, 2018. One channel partner represented 11% of revenue for the years ended January 31, 2017 and 2019. No end user customer represented 10% or more of revenue for the years ended January 31, 2017, 2018 and 2019. We rely on a limited number of suppliers for our contract manufacturing and certain raw material components. In instances where suppliers fail to perform their obligations, we may be unable to find alternative suppliers or satisfactorily deliver our products to our customers on time.
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
The following table presents the changes in the allowance for doubtful accounts:

	Year Ended January 31,
	2017	2018	2019
	(in thousands)
Allowance for doubtful accounts, beginning balance	$944	$2,000	$1,062
Provision, net	1,394	482	(79)
Writeoffs	(338)	(1,420)	(323)
Allowance for doubtful accounts, ending balance	$2,000	$1,062	$660
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. As of January 31, 2018 and 2019, we had restricted cash of $14.8 million and $15.8 million, which was included in other assets, non-current in the consolidated balance sheets.
Inventory
Inventory consists of finished goods and component parts, which are purchased from contract manufacturers. Product demonstration units, which we regularly sell, are the primary component of our inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for finished goods and weighted-average method for component parts. We account for excess and obsolete inventory by reducing the carrying value to the estimated net realizable value of the inventory based upon management’s assumptions about future demand and market conditions. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. As of January 31, 2019, we did not record any liability related to the above. Inventory write-offs were insignificant for the years ended January 31, 2017, 2018 and 2019.
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
Business Combination

We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the estimated fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The results of operations of an acquired business is included in our consolidated financial statements from the date of acquisition.  Acquisition-related expenses are expensed as incurred.
Goodwill
Goodwill represents the excess of the purchase price consideration over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter of our fiscal year as a single reporting unit, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We may elect to qualitatively assess whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If we opt not to qualitatively assess, a two step goodwill impairment test is performed. The first step compares our reporting unit's carrying value, including goodwill, to its fair value calculated based on our enterprise value. If the carrying value exceeds its fair value, the second step compares the carrying value of the goodwill to its implied fair value. If the carrying value exceeds the implied fair value, an impairment loss is recognized for the excess. We did not recognize any impairment of goodwill in the year ended January 31, 2019.
Purchased Intangible Assets
Purchased intangible assets with finite lives are stated at cost, net of accumulated amortization. We amortize our intangible assets on a straight-line basis over an estimated useful life of five to seven years.
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
Convertible Senior Notes
In accounting for the issuance of our convertible senior notes (the Notes), we separated the Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Notes as a whole. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense in the consolidated statements of operations using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were netted with the principal amount of the Notes in the consolidated balance sheets and are being amortized to interest expense in the consolidated statements of operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the consolidated balance sheets.
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts. Deferred commissions related to product revenue are recognized upon transfer of control to customers and deferred commissions related to support subscription revenue are amortized over an expected useful life of six years. We determine the expected useful life based on an estimated benefit period by evaluating our technology development life cycle, expected customer relationship period and other factors. We classify deferred commissions as current and non-current on our consolidated balance sheets based on the timing of when we expect to recognize the expense. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Year Ended January 31, 2018	Year Ended January 31, 2019
Beginning balance (1)	$59,394	$87,313
Additions	121,752	131,084
Recognition of deferred commissions	(93,833)	(103,424)
Ending balance	$87,313	$114,973
____________________
(1) Balance as of January 31, 2018 was adjusted to reflect the full retrospective adoption of ASC 606.
During the years ended January 31, 2017, 2018 and 2019, we recognized sales commission expenses of $71.3 million, $102.9 million, and $118.4 million. Of the $115.0 million total deferred commissions balance as of January 2019, we expect to recognize approximately 25% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the years ended January 31, 2017, 2018 and 2019.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but that have not yet been recognized as revenue and performance obligations pertaining to support subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Year Ended January 31, 2018	Year Ended January 31, 2019
Beginning balance (1)	$272,963	$374,102
Additions	298,686	448,471
Recognition of deferred revenue	(197,547)	(286,653)
Ending balance	$374,102	$535,920
____________________
(1) Balance as of January 31, 2018 was adjusted to reflect the full retrospective adoption of ASC 606.

During the years ended January 31, 2018 and 2019, we recognized $136.6 million and $191.1 million in revenue pertaining to deferred revenue as of the beginning of each period.
Total contracted but not recognized revenue was $558.2 million as of January 31, 2019. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. Of the $558.2 million contracted but not recognized revenue as of January 31, 2019, we expect to recognize approximately 49% over the next 12 months, and the remainder thereafter.
Revenue Recognition
We derive revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) support subscription revenue which includes customer support, hardware maintenance, and software upgrades on a when-and-if-available basis. Support subscription revenue also includes our ES2 offering.
Our product revenue is derived from the sale of storage hardware and operating system software that is integrated into the hardware. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory.
Our support subscription revenue is derived from the sale of support subscription, which includes the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Support subscription revenue is also derived from the sale of our ES2 offering. Revenue related to support subscription is recognized ratably over the contractual term, which generally ranges from one to six years and represents our performance obligations period. The vast majority of our products are sold with support subscription agreements, which typically commence upon transfer of control of the corresponding products to our customers. Costs to service the support subscription are expensed as incurred. In addition, our Evergreen Storage program provides our customers who continually maintain active support subscription agreements for three years with an included controller refresh with each additional three year support subscription renewal. In accordance with revenue recognition guidance, the controller refresh represents an additional performance obligation and the allocated revenue is recognized in the period in which these controllers are shipped.
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. This is achieved through applying the following five-step approach:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation
When applying this five-step approach, we apply judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services are capable of being distinct in the context of the contract to be accounted for as a separate performance obligation. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. We allocate the transaction price to each performance obligation for contracts that contain multiple performance obligations based on a relative standalone selling price which is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
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
Software development costs also include costs incurred related to our hosted applications used to deliver our support services. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and the software will be used to perform the intended function. Total costs related to our hosted applications incurred to date have been insignificant and as a result no software development costs were capitalized during the years ended January 31, 2017, 2018 and 2019.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $10.7 million, $10.3 million and $10.7 million for the years ended January 31, 2017, 2018 and 2019, respectively.
Stock-Based Compensation
Stock-based compensation includes expenses related to restricted stock units (RSUs), restricted stock, stock options and purchase rights issued to employees under our employee stock purchase plan (ESPP). We determine the fair value of our stock options under our equity plans and purchase rights issued to employees under our ESPP on the date of grant utilizing the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and expected dividend yield. RSUs and restricted stock are measured at the fair market value of the underlying stock at the grant date.
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

New Accounting Pronouncements Adopted in Fiscal 2019
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC 606), requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP upon its effective date. The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of applying the standard recognized at the date of application (cumulative catch-up transition method).
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
The following line items on our consolidated balance sheet as of January 31, 2018 have been adjusted to reflect the adoption of ASC 606 (in thousands):

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

The following line items on our consolidated statements of operations for the years ended January 31, 2017 and 2018 have been adjusted to reflect the adoption of ASC 606 (in thousands, except per share data):

	January 31, 2017			January 31, 2018
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Revenue:
Product	$590,001	$24,457	$614,458	$813,985	$20,469	$834,454
Support subscription	137,976	(13,263)	124,713	209,034	(18,726)	190,308
Total revenue	$727,977	$11,194	$739,171	$1,023,019	$1,743	$1,024,762

Gross profit	$475,698	$11,194	$486,892	$669,238	$1,743	$670,981
Sales and marketing	$360,035	$(12,340)	$347,695	$480,030	$(15,981)	$464,049
Total operating expenses	$720,504	$(12,340)	$708,164	$854,396	$(15,981)	$838,415
Loss from operations	$(244,806)	$23,534	$(221,272)	$(185,158)	$17,724	$(167,434)
Loss before provision for income taxes	$(243,179)	$23,534	$(219,645)	$(173,713)	$17,724	$(155,989)
Net loss	$(245,066)	$23,534	$(221,532)	$(177,602)	$17,724	$(159,878)
Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$0.12	$(1.14)	$(0.84)	$0.08	$(0.76)

Revenue by geographic location based on bill-to location, which reflects the adoption impact of ASC 606, are as follows (in thousands):

	Year Ended January 31, 2017			Year Ended January 31, 2018
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Revenue:
United States	$561,352	$8,632	$569,984	$762,391	$1,328	$763,719
Rest of the world	166,625	2,562	169,187	260,628	415	261,043
Total revenue	$727,977	$11,194	$739,171	$1,023,019	$1,743	$1,024,762

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. We adopted ASU 2016-18 effective February 1, 2018 on a retrospective basis. Upon adoption, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this standard increased our previously reported net cash flow from investing activities for the periods in which there were changes in restricted cash but did not impact our net cash flow from operating activities or financing activities presented on our consolidated statements of cash flows.

The following line items in our consolidated statements of cash flows for the years ended January 31, 2017 and 2018 have been adjusted to reflect the adoption of ASU 2016-18 and ASC 606 (in thousands):

	Year Ended January 31, 2017			Year Ended January 31, 2018
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Net loss (1)	$(245,066)	$23,534	$(221,532)	$(177,602)	$17,724	$(159,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred commissions (1)	$(740)	$(12,340)	$(13,080)	$(11,997)	$(15,981)	$(27,978)
Deferred revenue (1)	$86,922	$(11,194)	$75,728	$102,883	$(1,743)	$101,140
Cash provided by (used in) operating activities	$(14,362)	$—	$(14,362)	$72,756	$—	$72,756
Net increase in restricted cash (2)	$(5,600)	$5,600	$—	$(2,029)	$2,029	$—
Net cash used in investing activities (2)	$(447,223)	$5,600	$(441,623)	$(59,188)	$2,029	$(57,159)
Net increase (decrease) in cash, cash equivalents and restricted cash (2)	$(421,067)	$5,600	$(415,467)	$60,382	$2,029	$62,411
Cash, cash equivalents and restricted cash, beginning of period (2)	$604,742	$7,134	$611,876	$183,675	$12,734	$196,409
Cash, cash equivalents and restricted cash, end of period (2)	$183,675	$12,734	$196,409	$244,057	$14,763	$258,820
_____________________________________________________
(1) Adjustment pertaining to the adoption of ASC 606.
(2) Adjustment pertaining to the adoption of ASU 2016-18.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) (ASU 2018-07). ASU 2018-07 aligns the accounting for share-based awards to employees and non-employees to follow the same model. The new standard is effective for fiscal years beginning after December 15, 2018 using a modified retrospective transition approach and early adoption is permitted. We early adopted this new standard effective February 1, 2018 and the adoption of this standard did not materially impact our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. We adopted this new standard effective February 1, 2018 and the adoption of this standard did not materially impact our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted this new standard as of February 1, 2018 and the adoption of this standard did not materially impact our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. We have elected to record taxes associated with our global intangible low-taxed income (GILTI) as period costs if and when incurred.
Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASC 842). ASC 842 requires lessees to generally recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets at the commencement date, and to recognize the associated lease expenses on the income statement in a manner similar to that required under current accounting rules. We will adopt ASC 842 on February

1, 2019 in accordance with the transition option permitted by ASU No. 2018-11, Targeted Improvements to ASC 842, that allows us not to restate the comparative periods in our financial statements in the year of adoption and record a cumulative effect adjustment as of February 1, 2019. We will elect the package of transition expedients, which allows us to keep our historical lease classifications and not have to reassess whether any existing leases as of the date of adoption are or contain leases. In addition, we will also elect to combine lease and non-lease components for our office facility leases and to take the practical expedient to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As a result of adopting ASC 842, we expect to recognize on our consolidated balance sheet right-of-use assets of approximately $125 million and lease liabilities of approximately $131 million. These are preliminary estimates that are subject to change as we finalize our adoption. We do not anticipate that the new standard will have a material impact on our other consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective for us beginning February 1, 2020 with early adoption permitted on or after February 1, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. We will adopt this guidance in the first quarter of fiscal 2020.
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

Note 3. Financial Instruments

Fair Value Measurements
We measure our cash equivalents, marketable securities and restricted cash at fair value on a recurring basis. We define fair value as the exchange price that would be received from sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•Level 1 - Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;

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
In addition to our cash equivalents, marketable securities and restricted cash, we measure the fair value of our Notes on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at January 31, 2019 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes as of January 31, 2019.
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2018 and 2019 (in thousands):

	January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,057	$17,294	$—	$14,763
Level 2
U.S. government treasury notes	131,643	—	(651)	130,992	10,172	120,820	—
U.S. government agencies	47,229	—	(333)	46,896	—	46,896	—
Corporate debt securities	186,506	116	(1,049)	185,573	—	185,573	—
Total	$365,378	$116	$(2,033)	$395,518	$27,466	$353,289	$14,763

	January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$43,038	$27,215	$—	$15,823
Level 2
U.S. government treasury notes	315,329	208	(315)	315,222	34,129	281,093	—
U.S. government agencies	69,114	17	(154)	68,977	9,983	58,994	—
Corporate debt securities	363,860	534	(757)	363,637	—	363,637	—
Foreign government bonds	7,965	36	—	8,001	—	8,001	—
Asset-backed securities	37,664	105	(12)	37,757	—	37,757	—
Total	$793,932	$900	$(1,238)	$836,632	$71,327	$749,482	$15,823

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	January 31, 2019
	Amortized Cost	Fair Value
Due within one year	$342,739	$342,256
Due in one to five years	407,081	407,226
Total	$749,820	$749,482

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our investments as of January 31, 2019 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position as of January 31, 2019, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$156,529	$(98)	$40,413	$(217)	$196,942	$(315)
U.S. government agencies	24,892	(20)	23,600	(134)	48,492	(154)
Corporate debt securities	83,577	(152)	96,914	(605)	180,491	(757)
Asset-backed securities	11,194	(12)	—	—	11,194	(12)
Total	$276,192	$(282)	$160,927	$(956)	$437,119	$(1,238)

Realized gains and losses on sale of marketable securities were not significant for all periods presented.

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

The purchase price was allocated as follows: $17.7 million in developed technology which will be amortized over seven years, $11.0 million of goodwill, $4.5 million in net liabilities assumed, and $3.7 million in deferred tax liabilities. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill is primarily attributable to the assembled workforce and synergies from integrating StorReduce's technology with our storage portfolio and is not deductible for income tax purposes. We held back approximately $3.7 million in cash to satisfy potential indemnification claims through August 2019.
In addition, we granted 622,482 RSUs to former StorReduce employees with a total grant date fair value of $13.6 million, subject to continuous employment. These awards are recognized as stock-based compensation over the related vesting period.
The results of StorReduce are included in our consolidated statements of operations since the acquisition date, including revenue and net loss, and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.

Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	January 31,
	2018	2019
Raw materials	$1,181	$3,349
Finished goods	33,316	41,338
Inventory	$34,497	$44,687

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31,
	2018	2019
Test equipment	$142,311	$170,930
Computer equipment and software	72,329	117,330
Furniture and fixtures	5,363	6,980
Leasehold improvements	15,032	34,286
Total property and equipment	235,035	329,526
Less: accumulated depreciation and amortization	(145,893)	(204,173)
Property and equipment, net	$89,142	$125,353

Depreciation and amortization expense related to property and equipment was $48.8 million, $60.2 million and $68.3 million for the years ended January 31, 2017, 2018 and 2019, respectively.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	As of January 31, 2018			As of January 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$10,125	$(5,068)	$5,057	$10,125	$(6,572)	$3,553
Developed technology	—	—	—	17,700	(1,135)	16,565
Intangible assets, net	$10,125	$(5,068)	$5,057	$27,825	$(7,707)	$20,118

Intangible assets amortization expense was $1.4 million, $1.5 million and $2.6 million for the years ended January 31, 2017, 2018 and 2019, respectively. As of January 31, 2019, the weighted-average remaining amortization period was 2.4 years for technology patents and 6.6 years for developed technology. Amortization of the technology patents is included in general and administrative expenses due to their defensive nature and amortization of developed technology is included in cost of product revenue in the consolidated statements of operations.
As of January 31, 2019, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
2020	$4,032
2021	4,032
2022	3,074
2023	2,529
2024	2,529
Thereafter	3,922
Total	$20,118
Goodwill

The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance as of January 31, 2018	$—
Goodwill acquired	10,997
Balance as of January 31, 2019	$10,997

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	January 31,
	2018	2019
Taxes payable	$4,052	$7,146
Accrued marketing	5,928	6,173
Accrued travel and entertainment expenses	4,386	3,570
Acquisition consideration held back	—	3,725
Other accrued liabilities	12,783	19,246
Total accrued expenses and other liabilities	$27,149	$39,860

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

•
during the five business day period after any five consecutive trading day period (the measurement period), in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day;

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

The Notes consisted of the following (in thousands):

As of January 31, 2019
Liability:
Principal	$575,000
Less: debt discount, net of amortization	(116,722)
Less: debt issuance costs, net of amortization	(8,450)
Net carrying amount of the Notes	$449,828

Stockholders' equity:
Allocated value of the conversion feature	$136,333
Less: debt issuance costs	(3,068)
Additional paid-in capital	$133,265

The total estimated fair value of the Notes as of January 31, 2019 was approximately $558.2 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our Class A common stock of $17.91 on January 31, 2019, the if-converted value of the Notes of $391.9 million was less than its principal amount.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Year Ended January 31, 2019
Amortization of debt discount	$19,611
Amortization of debt issuance costs	1,420
Total amortization of debt discount and debt issuance costs	21,031
Contractual interest expense	584
Total interest expense related to the Notes	$21,615

Effective interest rate of the liability component	5.6%

In connection with the offering of the Notes, we paid $64.6 million to enter into capped call transactions with certain of the underwriters and their affiliates (the Capped Calls), whereby we have the option to purchase a total of 21,884,155 shares of our Class A common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, as the case may be, with such reduction or offset subject to a cap initially equal to $39.66 per share (which represents a premium of 100% over the last reported sales price of our Class A common stock on April 4, 2018), subject to certain adjustments (the Cap Price). The cost of the Capped Calls was accounted for as a reduction to additional paid-in capital on the consolidated balance sheet. The Capped Calls are intended to reduce or offset potential dilution of our common stock upon any conversion of the Notes, subject to a cap based on the Cap Price.

Impact on Earnings Per Share
The Notes will not impact our diluted earnings per share until the average market price of our Class A common stock exceeds the conversion price of $26.27 per share, as we intend to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of our Class A common stock exceeds the Cap Price of $39.66 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the Cap Price. Capped Calls are excluded from the calculation of diluted net loss per share, as they would be anti-dilutive under the treasury stock method.

Note 7. Commitments and Contingencies

Operating Leases and Other Contractual Commitments

We lease our office facilities under operating lease agreements expiring through October 2028. Certain of these lease agreements have escalating rent payments. We recognize rent expense under such agreements on a straight-line basis over the lease term, and the difference between the rent paid and the straight-line rent is recorded in accrued expenses and other liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

As of January 31, 2019, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending January 31,	Operating Leases
2020	$31,297
2021	28,573
2022	24,381
2023	20,440
2024	14,780
Thereafter	30,096
Total	$149,567

Rent expense recognized under our operating leases were $16.6 million, $19.4 million and $25.6 million for the years ended January 31, 2017, 2018 and 2019, respectively.

As of January 31, 2018 and 2019, we had $26.8 million and $21.4 million of non-cancelable contractual purchase obligations related to certain software service and other contracts.

The repayment of our Notes with an aggregate principal amount of $575.0 million is due on April 15, 2023. Refer to Note 6 for further information regarding our convertible senior notes.

Letters of Credit
In connection with the amendment of our Mountain View, California lease in March 2018, we issued a letter of credit of $1.5 million. As of January 31, 2018 and 2019, we had outstanding letters of credit in the aggregate amount of $9.6 million and $10.8 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
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
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of January 31, 2019.

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

Note 8. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of January 31, 2019, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of January 31, 2019, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share.
In December 2018, all outstanding shares of our Class B common stock automatically converted into the same number of shares of our Class A common stock pursuant to the terms of our amended and restated certificate of incorporation, which provided that each share of our Class B common stock would convert automatically into Class A common stock when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. No additional Class B shares will be issued following such conversion. As of January 31, 2019, 243,523,831 shares of Class A common stock were issued and outstanding.
Prior to the conversion, the rights of the holders of Class A and Class B common stock were identical, except with respect to voting. Each share of Class A common stock was entitled to one vote per share while each share of Class B common stock was entitled to 10 votes per share.
Class A and Class B common stock are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted.
Common Stock Reserved for Issuance
As of January 31, 2019, we had reserved shares of Class A common stock for future issuance as follows:

January 31, 2019
Shares underlying outstanding stock options	35,465,543
Shares underlying outstanding restricted stock units	21,917,550
Shares reserved for future equity awards	15,792,845
Shares reserved for future employee stock purchase plan awards	1,318,558
Total	74,494,496
Repurchase of Common Stock
Concurrent with the issuance of the Notes (see Note 6), we repurchased and retired 1,008,573 shares, or $20.0 million, of our Class A common stock at $19.83 per share, which was equal to the closing price per share of our Class A common stock on April 4, 2018, the date of the pricing of our offering of the Notes. The repurchased shares were recorded as a reduction of additional paid-in capital on the consolidated balance sheet.

Note 9. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (our 2009 Plan) and the 2015 Equity Incentive Plan (our 2015 Plan). The 2015 Plan became effective in connection with our initial public offering (IPO) in October 2015 and serves as the successor to our 2009 Plan. Our 2015 Plan provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. No new awards have been issued under our 2009 Plan after the effective date of our 2015 Plan. Outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements, until such outstanding awards that are stock options are exercised, terminated or expired by their terms.

Starting in December 2018, we net-share settle equity awards held by certain employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our consolidated statements of cash flows.
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
2015 Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (2015 ESPP) became effective in connection with our IPO. A total of 3,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The number of shares reserved for issuance under our 2015 ESPP increases automatically on the first day of February of each of 2016 through 2025, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31, and (ii) 3,500,000 shares of Class A common stock.
The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). In February 2019, we amended the ESPP to include, on a prospective basis, a dollar cap of $7,500 per purchase period. The 2015 ESPP provides for 24 month offering periods beginning March 16th and September 16th of each year, and each offering period consists of four six-month purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset). On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date.
Since inception, we have had two ESPP resets that have resulted in modification charges. The first ESPP reset occurred in March 2016 and resulted in a modification charge of $10.6 million. The second ESPP reset occurred in March 2017 and resulted in a modification charge of $9.0 million that is being recognized over the new offering period ending March 15, 2019.
During the years ended January 31, 2017, 2018 and 2019, we recognized $18.3 million, $18.3 million and $35.4 million, of stock-based compensation expense related to our 2015 ESPP. As of January 31, 2019, there was $18.4 million of unrecognized stock-based compensation expense related to our 2015 ESPP which is expected to be recognized over a weighted-average period of approximately 0.9 years.

Early Exercise of Stock Options
Certain employees and directors exercised options granted under the 2009 Plan prior to vesting. The unvested shares were subject to a repurchase right held by us at the original purchase price. The proceeds initially were recorded as a liability related to early exercised stock options and reclassified to additional paid-in capital as the repurchase right lapsed. No unvested stock options were exercised during the years ended January 31, 2017, 2018 and 2019. No shares were repurchased during the years ended January 31, 2017, 2018 and 2019. As of January 31, 2018, 85,262 shares held by employees were subject to repurchase, all of which vested during the year ended January 31, 2019. As of January 31, 2018, the liability balance related to early exercised stock options was $0.3 million and included in accrued expenses and other liabilities on our consolidated balance sheet.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2018	46,359,949	$7.75	6.3	$574,224
Options exercised	(9,397,220)	5.08
Options forfeited/canceled	(1,497,186)	10.55
Balance as of January 31, 2019	35,465,543	$8.34	5.4	$339,591
Vested and exercisable as of January 31, 2019	26,592,658	$6.76	5.1	$296,710

The aggregate intrinsic value of options vested and exercisable as of January 31, 2019 is calculated based on the difference between the exercise price and the closing price of $17.91 of our Class A common stock on January 31, 2019. The aggregate intrinsic value of options exercised for the years ended January 31, 2017, 2018 and 2019 was $114.2 million, $104.9 million and $165.0 million.
The weighted-average grant date fair value of options granted was $5.57 per share for each of the years ended January 31, 2017 and 2018. The total grant date fair value of options vested for the years ended January 31, 2017, 2018 and 2019 was $61.8 million, $42.5 million and $45.6 million.
As of January 31, 2019, total unamortized stock-based compensation expense related to our employee stock options was $32.3 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
During the year ended January 31, 2016, we granted options to purchase 238,000 shares of common stock, net of cancellations, that vest upon satisfaction of performance and service conditions. For those options that management determined that the performance condition was satisfied, stock-based compensation expense of $3.3 million, $0.6 million and $0.3 million was recognized during the years ended January 31, 2017, 2018 and 2019. As of January 31, 2018 and 2019, there were no outstanding stock options subject to performance vesting conditions.
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
We estimate the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2017	2018	2019
Employee Stock Options
Expected term (in years)	6.1	6.1	n/a
Expected volatility	44%	47%	n/a
Risk-free interest rate	1.3% - 1.5%	1.9%	n/a
Dividend rate	—	—	n/a
Fair value of common stock	$10.37 - $14.52	$12.84	n/a
Employee Stock Purchase Plan
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	41%	35% - 39%	44% - 47%
Risk-free interest rate	0.5% - 0.9%	0.9% - 1.4%	2.0% - 2.8%
Dividend rate	—	—	—
Fair value of common stock	$12.36 - $13.72	$10.39 - $14.65	$20.62 - $27.66

The assumptions used in the Black-Scholes option pricing model were determined as follows.
Fair Value of Common Stock—We use the market closing price of our Class A common stock as reported on the New York Stock Exchange to determine the fair value of our common stock at each grant date.
Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options and ESPP purchase rights.
Expected Volatility—Starting in fiscal 2019, the expected volatility for ESPP purchase rights is based on the historical volatility of our Class A common stock for a period equivalent to the expected term of the ESPP purchase rights. Prior to fiscal 2019, since we have limited trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants and ESPP purchase rights.
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

RSUs
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2018	17,682,646	$12.60	$356,117
Granted	15,891,112	20.73
Vested	(8,403,422)	13.24
Forfeited	(2,109,948)	16.09
Converted	(1,142,838)	11.86
Unvested balance of January 31, 2019	21,917,550	$17.94	$392,515

In March 2017, we granted 750,000 performance RSUs (net of approximately 77,000 canceled units), at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. In March 2018, a total of 780,000 shares was earned based on the performance condition achieved and a portion of these shares were contemporaneously converted to restricted stock— see below for further discussion. The remaining shares are subject to service conditions through the vesting periods. Stock-based compensation expense related to these units was $4.2 million and $2.2 million for the years ended January 31, 2018 and 2019.
In August 2017, we granted 464,744 performance RSUs, at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. Because the performance condition for these units was not established as of January 31, 2018, there was no grant date from an accounting perspective and no stock-based compensation expense was recognized for the year ended January 31, 2018. The grant date for these awards was subsequently established when the performance condition was determined in March 2018, and these awards were contemporaneously converted to restricted stock— see below for further discussion.
The aggregate fair value, as of the respective vesting dates, of restricted stock units that vested during the years ended January 31, 2017, 2018 and 2019 was $14.8 million, $75.5 million and $184.8 million.
There were no outstanding performance RSUs as of January 31, 2019. As of January 31, 2019, total unrecognized employee compensation cost related to unvested RSUs was $355.8 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.
Restricted Stock
In March 2018, we converted certain RSUs and performance RSUs that were previously granted into 1,375,210 shares of restricted stock for corporate tax benefit purposes. Of the 1,375,210 shares of restricted stock, 697,116 shares are performance restricted stock and 678,094 shares are subject to service vesting conditions only. The conversion did not change the fair value or vesting conditions and therefore no modification accounting was required. For the performance restricted stock, 486,501 shares were earned as of January 31, 2019 based on the performance condition achieved and these shares are subject to a service condition through the vesting period. The remaining shares were canceled.
During the year ended January 31, 2019, we granted an aggregate of 2,138,810 shares of performance restricted stock as follows:
•1,954,908 were issued at the maximum target percentage of 180%, with both performance and service vesting conditions payable in common shares, from 0% to 180% of the target number granted, contingent upon the degree to which the performance condition is met. The shares may be earned from 0% to 180%. A total of 1,172,945 shares were earned as of January 31, 2019 based on the performance condition achieved and these shares are subject to service conditions through the vesting periods. The remaining shares were canceled.
•183,902 shares were issued at the target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 160% of the target number granted, contingent upon the degree to which the performance condition is met. Because the performance condition for these shares was not established as of January 31, 2019, there was no grant date from an accounting perspective and no stock-based compensation expense was recognized. Also, no grant date fair value was considered in the calculation of weighted-average grant date fair value in the table below.

A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested Balance as of January 31, 2018	—	$—	$—
Granted and converted	3,514,020	19.25
Vested	(145,232)	12.84
Forfeited/canceled	(1,101,219)	21.15
Unvested Balance as of January 31, 2019	2,267,569	$18.70	$40,612
All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. The aggregate fair value of restricted stock that vested during the year ended January 31, 2019 was $3.6 million.
During the year ended January 31, 2019, we recognized $23.3 million in stock-based compensation expense related to restricted stock. As of January 31, 2019, total unrecognized employee compensation cost related to unvested restricted stock was $18.5 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2017	2018	2019
Cost of revenue—product	$601	$1,630	$2,951
Cost of revenue—support subscription	5,639	9,050	12,378
Research and development	63,495	71,229	92,484
Sales and marketing	34,317	47,687	66,350
General and administrative	12,616	21,077	36,482
Total stock-based compensation expense	$116,668	$150,673	$210,645

Note 10. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested restricted stock units, repurchasable shares from early exercised stock options and restricted stock awards, convertible senior notes to the extent dilutive, and common stock issuable pursuant to the ESPP. These potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
In December 2018, all outstanding shares of Class B common stock converted to shares of Class A common stock as discussed in Note 8. The conversion did not impact our basic or diluted net loss per share attributable to common stockholders for the year ended January 31, 2019. Prior to the conversion, the rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders was, therefore, the same for both Class A and Class B common stock on an individual or combined basis for the years ended January 31, 2017 and 2018.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
Net loss	$(221,532)	$(159,878)	$(178,362)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	194,714	211,609	232,042
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(0.76)	$(0.77)
 * As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2.

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2017	2018	2019
Stock options to purchase common stock	63,984	52,424	39,928
Unvested restricted stock units	5,216	15,496	19,488
Restricted stock awards subject to repurchase	—	—	2,881
Shares related to convertible senior notes	—	—	17,867
Shares issuable pursuant to the ESPP	1,310	1,544	2,411
Early exercised stock options subject to repurchase	2,106	246	7
Total	72,616	69,710	82,582

Note 11. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Year Ended January 31,
	2017	2018	2019
Interest income (1)	$4,052	$5,424	$18,013
Interest expense (2)	(44)	(19)	(21,615)
Foreign currency transaction gains (losses)	(2,632)	5,976	(5,230)
Other income	251	64	816
Total other income (expense), net	$1,627	$11,445	$(8,016)
_________________________________
(1) Interest income includes the interest income related to our cash, cash equivalents and marketable securities and non-cash interest income related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs and the contractual interest expense related to the Notes for the year ended January 31, 2019.

Note 12. Income Taxes
The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
Domestic	$(176,821)	$(117,391)	$(145,428)
International	(42,824)	(38,598)	(31,845)
Total	$(219,645)	$(155,989)	$(177,273)
_________________________________
 *As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2017	2018	2019
Current:
State	$389	$525	$571
Foreign	1,806	3,580	4,214
Total	$2,195	$4,105	$4,785
Deferred:
Federal	$—	$—	$(2,776)
State	—	—	(920)
Foreign	(308)	(216)	—
Total	$(308)	$(216)	$(3,696)
Provision for income taxes	$1,887	$3,889	$1,089

The reconciliation of the federal statutory income tax rate and effective income tax rate is as follows (in thousands):

	Year Ended January 31,
	2017	2018	2019
	(* As Adjusted)	(* As Adjusted)
Tax at federal statutory rate	$(74,680)	$(51,314)	$(37,227)
State tax, net of federal benefit	276	351	(469)
Stock-based compensation expense	(5,242)	(9,953)	(28,437)
Research and development tax credits	(1,570)	(7,629)	(10,371)
Foreign rate differential	15,878	18,667	12,299
Change in valuation allowance	65,861	(44,784)	85,533
Foreign on-shoring intellectual property	—	—	(20,371)
Remeasurement of deferred tax assets and liabilities due to tax reform	—	97,280	—
Other	1,364	1,271	132
Provision for income taxes	$1,887	$3,889	$1,089
_________________________________
*As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2018	2019
	(As Adjusted*)
Deferred tax assets:
Net operating loss carryforwards	$127,621	$189,117
Tax credit carryover	33,105	50,848
Accruals and reserves	1,809	12,506
Deferred revenue	38,816	43,579
Stock-based compensation expense	24,133	31,743
Depreciation and amortization	15,367	19,578
Charitable contribution carryforwards	2,892	2,850
Other	465	81
Total deferred tax assets	$244,208	$350,302
Valuation allowance	(221,930)	(307,475)
Total deferred tax assets, net of valuation allowance	$22,278	$42,827
Deferred tax liabilities:
Deferred commissions	$(21,218)	$(27,537)
Convertible debt	—	(14,230)
Total deferred tax liabilities	$(21,218)	$(41,767)
Net deferred tax assets	$1,060	$1,060
_________________________________
 *As adjusted to reflect the impact of the full retrospective adoption of ASC 606.

We adopted ASC 606 effective February 1, 2018 and recorded a decrease of $7.8 million in U.S. deferred tax assets related to deferred revenue and an increase of $10.8 million in U.S. deferred tax liabilities related to deferred commissions as of January 31, 2018, which was fully offset by a decrease in the valuation allowance of $18.6 million.
In connection with the StorReduce acquisition during the third quarter of fiscal year 2019, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and, accordingly, we released $3.7 million of our U.S. valuation allowance. We continue to maintain a valuation allowance for our U.S. federal and state deferred tax assets.
The Tax Act was signed into law on December 22, 2017. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018.
The Tax Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, limitations on the deductibility of executive compensation, limitation or modification on the deductibility of certain business expenses, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the introduction of a base erosion and anti-abuse tax. Under the Tax Act, the Global Intangible Low-Taxed Income (GILTI) provision taxes foreign income in excess of a deemed return on tangible assets of foreign corporations. Under U.S. GAAP, companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which a company is subject to the rules — the period cost method, or (ii) account for GILTI in a company’s measurement of deferred taxes — the deferred method. Though we did not generate any GILTI during the year ended January 31, 2019, we have elected to recognize the GILTI tax as a period cost in the future, as applicable.
As of January 31, 2019, the undistributed earnings of $31.2 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
As of January 31, 2019, we had net operating loss carryforwards for federal income tax purposes of approximately $772.1 million and state income tax purposes of approximately $451.5 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2028 for federal and state income tax purposes.
We had federal and state research and development tax credit carryforwards of approximately $40.5 million and $34.4 million as of January 31, 2019. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance decreased by $28.4 million and increased by $85.5 million, during the years ended January 31, 2018 and 2019.
Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In February 2019, we completed an analysis through January 2019 to evaluate whether there are any limitations of our net operating loss carryforwards and concluded no limitations currently exist.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2017	2018	2019
Gross unrecognized tax benefits—beginning balance	$15,470	$6,375	$12,401
Decreases related to tax positions taken during prior years	(11,286)	(24)	(845)
Increases related to tax positions taken during prior years	—	619	—
Increases related to tax positions taken during current year	2,191	5,431	7,335
Gross unrecognized tax benefits—ending balance	$6,375	$12,401	$18,891

As of January 31, 2019, our gross unrecognized tax benefit was approximately $18.9 million, none of which if recognized, would have an impact on the effective tax rate because it would be offset by the reversal of deferred tax assets which are subject to a full valuation allowance.
As of January 31, 2019, we had no current or cumulative interest and penalties related to uncertain tax positions.
It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on our assessment, including experience and complex judgments about future events, we do not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on our consolidated financial position or results of operations.
We file income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax returns for fiscal years 2009 and forward remain open to examination by the major jurisdictions in which we are subject to tax. The tax returns for fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

Note 13. Segment Information
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended January 31,
	2017	2018	2019
	(As Adjusted*)	(As Adjusted*)
United States	$569,984	$763,719	$979,454
Rest of the world	169,187	261,043	380,370
Total revenue	$739,171	$1,024,762	$1,359,824
* As adjusted to reflect the impact of the full retrospective adoption of ASC 606. For further information, see Note 2.

Long-Lived Assets by Geographic Area

Long-lived assets by geographic area are summarized as follows (in thousands):

	January 31,
	2018	2019
United States	$85,430	$120,876
Rest of the world	3,712	4,477
Total long-lived assets	$89,142	$125,353

Note 14. 401(k) Plan
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 85% of their eligible compensation, subject to certain limitations. Effective January 1, 2019, we have elected to match 50% of employees' contributions up to a maximum of $4,000 annually. Matching contributions will be immediately vested. Our contributions to the plan were $1.4 million during the year ended January 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of January 31, 2019.

The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders (2019 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended January 31, 2019.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

 Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

4.3	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018

4.4	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.3 hereto)	8-K	001-37570	4.1	4/10/2018

10.1	Amended and Restated Investor Rights Agreement, by and between Pure Storage, Inc., and the investors listed on Exhibit A thereto, dated April 17, 2014, as amended.	S-1	333-206312	10.1	8/12/2015

10.2+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.3+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.4+	Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.4	9/9/2015

10.5+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.6+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.7+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018

10.8+	Pure Storage, Inc. 2015 Employee Stock Purchase Plan.	S-1	333-206312	10.6	9/9/2015

10.9+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.10+	Offer Letter, by and between Pure Storage, Inc. and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.11+	Offer Letter, by and between Pure Storage, Inc. and David Hatfield, dated November 13, 2012.	S-1	333-206312	10.9	8/12/2015

10.12+	Offer Letter, by and between Pure Storage, Inc. and Timothy Riitters, dated July 14, 2014.	S-1	333-206312	10.10	8/12/2015

10.13+	Pure Storage, Inc. Change in Control Severance Benefit Plan.	S-1	333-206312	10.12	9/24/2015

21.1*	List of Subsidiaries.	—	—	—	—

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 26, 2019

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

Signature	Title	Date
/s/ Charles H. Giancarlo	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 26, 2019
Charles H. Giancarlo
/s/ Timothy Riitters	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2019
Timothy Riitters
/s/ Scott Dietzen	Vice Chairman and Director	March 26, 2019
Scott Dietzen
/s/ John Colgrove	Chief Technology Officer and Director	March 26, 2019
John Colgrove
/s/ Susan Taylor	Director	March 26, 2019
Susan Taylor
/s/ Mark Garrett	Director	March 26, 2019
Mark Garrett
/s/ Anita M. Sands	Director	March 26, 2019
Anita M. Sands
/s/ Frank Slootman	Director	March 26, 2019
Frank Slootman
/s/ Mike Speiser	Director	March 26, 2019
Mike Speiser
/s/ Roxanne Taylor	Director	March 26, 2019
Roxanne Taylor