Form 10-Q
period 2019-04-30
Pure Storage, Inc.
filed 2019-06-07
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	PSTG	New York Stock Exchange LLC
As of May 31, 2019, the registrant had 253,091,522 shares of its Class A common stock outstanding.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations that average sales prices may decrease over time, our plans to expand and continue to invest internationally, our plans to expand the research and development organization as well as the sales and marketing function and channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including new offerings from incumbent and emerging vendors or public cloud vendors, our expectations concerning relationships with third parties, including partners and customers, the adequacy of our intellectual property rights, and expectations concerning potential legal proceedings and related costs.
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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2019	As of April 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$447,990	$287,192
Marketable securities	749,482	878,958
Accounts receivable, net of allowance of $660 and $642 as of January 31, 2019 and April 30, 2019	378,729	311,843
Inventory	44,687	45,936
Deferred commissions, current	29,244	28,532
Prepaid expenses and other current assets	51,695	54,570
Total current assets	1,701,827	1,607,031
Property and equipment, net	125,353	129,185
Operating lease right-of-use-assets	—	120,446
Deferred commissions, non-current	85,729	84,725
Intangible assets, net	20,118	57,220
Goodwill	10,997	36,407
Deferred income taxes, non-current	1,060	1,118
Restricted cash	15,823	16,286
Other assets, non-current	12,118	16,771
Total assets	$1,973,025	$2,069,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,462	$75,481
Accrued compensation and benefits	99,910	48,166
Accrued expenses and other liabilities	39,860	47,392
Operating lease liabilities, current	—	25,761
Deferred revenue, current	266,584	283,160
Total current liabilities	509,816	479,960
Convertible senior notes, net	449,828	456,318
Operating lease liabilities, non-current	—	101,112
Deferred revenue, non-current	269,336	281,070
Other liabilities, non-current	6,265	6,753
Total liabilities	1,235,245	1,325,213
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2019 and April 30, 2019; no shares issued and outstanding as of January 31, 2019 and April 30, 2019	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2019 and April 30, 2019; 243,524 and 252,853 Class A shares issued and outstanding as of January 31, 2019 and April 30, 2019	24	25
Additional paid-in capital	1,820,043	1,924,947
Accumulated other comprehensive income (loss)	(338)	1,289
Accumulated deficit	(1,081,949)	(1,182,285)
Total stockholders’ equity	737,780	743,976
Total liabilities and stockholders’ equity	$1,973,025	$2,069,189

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended April 30,
	2018	2019

Revenue:
Product	$195,449	$238,741
Support subscription	60,496	87,959
Total revenue	255,945	326,700

Cost of revenue:
Product	66,420	76,592
Support subscription	23,210	33,721
Total cost of revenue	89,630	110,313

Gross profit	166,315	216,387

Operating expenses:
Research and development	78,492	105,075
Sales and marketing	122,367	166,626
General and administrative	27,330	42,110
Total operating expenses	228,189	313,811

Loss from operations	(61,874)	(97,424)
Other income (expense), net	(999)	(1,816)
Loss before provision for income taxes	(62,873)	(99,240)
Income tax provision	1,431	1,096
Net loss	$(64,304)	$(100,336)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.41)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	223,768	245,334

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended April 30,
	2018	2019

Net loss	$(64,304)	$(100,336)
Other comprehensive income (loss) net of tax:
Change in unrealized net gain (loss) on available-for-sale securities	(716)	1,627
Comprehensive loss	$(65,020)	$(98,709)

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data, unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance—January 31, 2018	220,979	$22	$1,479,883	$(1,917)	$(903,587)	$574,401
Issuance of common stock upon exercise of stock options	2,194	—	9,630	—	—	9,630
Stock-based compensation expense	—	—	43,955	—	—	43,955
Vesting of early exercised stock options	—	—	320	—	—	320
Vesting of restricted stock units	2,013	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,110	—	19,698	—	—	19,698
Issuance of restricted stock	3,309	1	—	—	—	1
Repurchase of common stock	(1,009)	—	(20,000)	—	—	(20,000)
Purchase of capped calls	—	—	(64,630)	—	—	(64,630)
Equity component of convertible senior notes, net	—	—	133,265	—	—	133,265
Other comprehensive loss	—	—	—	(716)	—	(716)
Net loss	—	—	—	—	(64,304)	(64,304)
Balance—April 30, 2018	229,596	$23	$1,602,121	$(2,633)	$(967,891)	$631,620

Balance—January 31, 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780
Issuance of common stock upon exercise of stock options	3,208	1	16,788	—	—	16,789
Stock-based compensation expense	—	—	61,746	—	—	61,746
Vesting of restricted stock units	2,050	—	—	—	—	—
Net issuance of restricted stock	1,098	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(5,672)	—	—	(5,672)
Common stock issued under employee stock purchase plan	2,973	—	32,042	—	—	32,042
Other comprehensive income	—	—	—	1,627	—	1,627
Net loss	—	—	—	—	(100,336)	(100,336)
Balance—April 30, 2019	252,853	$25	$1,924,947	$1,289	$(1,182,285)	$743,976

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2018	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,304)	$(100,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,417	21,060
Amortization of debt discount and debt issuance costs	1,455	6,490
Stock-based compensation expense	43,955	62,157
Other	152	(811)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	47,143	67,299
Inventory	(4,429)	(2,023)
Deferred commissions	1,269	1,716
Prepaid expenses and other assets	11,111	(7,298)
Operating lease right-of-use assets	—	6,209
Accounts payable	(18,802)	(25,807)
Accrued compensation and other liabilities	(29,881)	(43,993)
Operating lease liabilities	—	(6,034)
Deferred revenue	14,510	28,013
Net cash provided by operating activities	18,596	6,642
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,296)	(24,296)
Acquisition, net of cash acquired	—	(47,881)
Purchases of marketable securities	(81,702)	(312,859)
Sales of marketable securities	10,454	22,344
Maturities of marketable securities	61,023	164,139
Net cash used in investing activities	(32,521)	(198,553)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	9,614	16,761
Proceeds from issuance of common stock under employee stock purchase plan	19,698	32,042
Proceeds from issuance of convertible senior notes, net of issuance costs	562,062	—
Payment for purchase of capped calls	(64,630)	—
Repayment of debt assumed from acquisition	—	(11,555)
Tax withholding on vesting of restricted stock	—	(5,672)
Repurchase of common stock	(20,000)	—
Net cash provided by financing activities	506,744	31,576
Net increase (decrease) in cash, cash equivalents and restricted cash	492,819	(160,335)
Cash, cash equivalents and restricted cash, beginning of period	258,820	463,813
Cash, cash equivalents and restricted cash, end of period	$751,639	$303,478

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$735,140	$287,192
Restricted cash	16,499	16,286
Cash, cash equivalents and restricted cash, end of period	$751,639	$303,478
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,839	$1,640
Cash paid for interest	$—	$359
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$8,316	$11,595
Vesting of early exercised stock options	$320	$—

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

We help innovators to build a better world with data. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized for end-to-end for solid-state memory. Our cloud-based management and support platform helps predictively resolve potential issues and simplify storage administration. We provide a customer first business model that replaces the traditional forklift upgrade cycle with a subscription model built to keep customers on the cutting edge without downtime or performance impact.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2019.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2020 or any future period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets, property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, valuation of intangible assets and goodwill, the incremental borrowing rate we use to determine our operating lease liabilities, and contingent liabilities. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. As of January 31, 2019 and April 30, 2019, we had restricted cash of $15.8 million and $16.3 million, which was included in other assets, non-current, in the condensed consolidated balance sheets.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, in accumulated other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined on the specific identification method. To date, there have been no declines in value deemed to be other than temporary in any of our securities. Realized gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations.
Business Combinations
We allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the estimated fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The results of operations of an acquired business is included in our condensed consolidated financial statements from the date of acquisition. Acquisition-related expenses are expensed as incurred.
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
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Three Months Ended April 30,
	2018	2019
Beginning balance	$87,313	$114,973
Additions	15,421	18,236
Recognition of deferred commissions	(16,690)	(19,952)
Ending balance	$86,044	$113,257

Of the $113.3 million total deferred commissions balance as of April 30, 2019, we expect to recognize approximately 25% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the three months ended April 30, 2018 and 2019.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Leases

We determine if an arrangement contains a lease at inception. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The operating lease right-of-use (ROU) asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. We combine lease and non-lease components for our office facility leases.

Certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the straight-line lease cost to be recorded over the lease term. Lease cost is recognized on a straight-line basis over the lease term commencing on the date we have the right to use the leased property. We generally use the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that an extension or termination option will be exercised.

In addition, certain of our operating lease agreements contain tenant improvement allowances from our landlords. These allowances are accounted for as lease incentives and decrease our ROU asset and reduce single lease cost over the lease term.

For short-term leases which have a lease term of less than twelve months and do not include an option to purchase the underlying asset that we are reasonably certain to exercise, we recognize rent expense in our condensed consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but that have not yet been recognized as revenue and performance obligations pertaining to support subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Three Months Ended April 30,
	2018	2019
Beginning balance	$374,102	$535,920
Additions	75,271	117,894
Recognition of deferred revenue	(60,759)	(89,584)
Ending balance	$388,614	$564,230
During the three months ended April 30, 2018 and 2019, we recognized $55.6 million and $79.3 million in revenue pertaining to deferred revenue as of the beginning of each period.
Total contracted but not recognized revenue was $723.6 million as of April 30, 2019. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. Of the $723.6 million contracted but not recognized revenue as of April 30, 2019, we expect to recognize approximately 40% over the next 12 months, and the remainder thereafter.
Revenue Recognition
We derive revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) support subscription revenue which includes customer support, hardware maintenance, and software upgrades

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

on a when-and-if-available basis. Support subscription revenue also includes our Evergreen Storage Service (ES2) offering.
Our product revenue is derived from the sale of storage hardware and operating system software that is integrated into the hardware. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory.
Our support subscription revenue is derived from the sale of support subscription, which includes the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Support subscription revenue is also derived from the sale of our ES2 offering. Revenue related to support revenue is recognized ratably over the contractual term, which generally ranges from one to six years and represents our performance obligations period. The vast majority of our products are sold with support subscription agreements, which typically commence upon transfer of control of the corresponding products to our customers. Costs to service the support subscription are expensed as incurred. In addition, our Evergreen Storage program provides our customers who continually maintain active support subscription agreements for three years with an included controller refresh with each additional three year support subscription renewal. In accordance with revenue recognition guidance, the controller refresh represents an additional performance obligation and the allocated revenue is recognized in the period in which these controllers are shipped.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (ASC 842) and subsequent amendments to the initial guidance (collectively, Topic 842). ASC 842 requires lessees to generally recognize on its balance sheet operating and financing lease liabilities and corresponding ROU assets at the commencement date, and to recognize the associated lease expenses in the condensed consolidated statement of operations in a manner similar to that required under historical accounting rules.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 1, 2019, we adopted ASC 842 using the modified retrospective approach by electing to use the optional transition method which allows us to continue to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. We elected the package of transition expedients, which allowed us to carry forward our historical lease classifications, our assessment of whether any existing leases as of the date of adoption are or contain leases, and our assessment of indirect costs for any leases that existed prior to adoption of the new standard. We elected to take the practical expedient to keep leases with an initial term of 12 months or less off the condensed consolidated balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We recognized operating ROU assets of $124.5 million and lease liabilities of $130.6 million on our condensed consolidated balance sheet as of February 1, 2019, which included reclassifying prepaid rent and deferred rent as a component of the ROU asset. Topic 842 did not have a material impact on our condensed consolidated statements of operations and cash flows. Refer to Note 8 for additional disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 and requires certain disclosures about stranded tax effects. We adopted this standard on February 1, 2019 and the adoption had no impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective for us beginning on February 1, 2020 with early adoption permitted on or after February 1, 2019. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which amended its conceptual framework to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-13 eliminates such disclosures around the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance also adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for us beginning February 1, 2020. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASC 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will be effective for us beginning February 1, 2020 and will be applied either retrospectively or prospectively. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In addition to our cash equivalents, marketable securities and restricted cash, we measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at April 30, 2019 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes as of April 30, 2019.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2019 and April 30, 2019 (in thousands):

	As of January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$43,038	$27,215	$—	$15,823
Level 2
U.S. government treasury notes	315,329	208	(315)	315,222	34,129	281,093	—
U.S. government agencies	69,114	17	(154)	68,977	9,983	58,994	—
Corporate debt securities	363,860	534	(757)	363,637	—	363,637	—
Foreign government bonds	7,965	36	—	8,001	—	8,001	—
Asset-backed securities	37,664	105	(12)	37,757	—	37,757	—
Total	$793,932	$900	$(1,238)	$836,632	$71,327	$749,482	$15,823

	As of April 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$24,574	$8,288	$—	$16,286
Level 2
U.S. government treasury notes	382,113	534	(125)	382,522	36,953	345,569	—
U.S. government agencies	79,749	71	(79)	79,741	—	79,741	—
Corporate debt securities	403,878	1,418	(311)	404,985	3,263	401,722	—
Foreign government bonds	8,472	66	—	8,538	—	8,538	—
Asset-backed securities	43,161	227	—	43,388	—	43,388	—
Total	$917,373	$2,316	$(515)	$943,748	$48,504	$878,958	$16,286

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of April 30, 2019
	Amortized Cost	Fair Value
Due within one year	$297,158	$297,026
Due in one to five years	579,999	581,932
Total	$877,157	$878,958

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our investments as of April 30, 2019 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position as of April 30, 2019, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$33,192	$(6)	$31,518	$(119)	$64,710	$(125)
U.S. government agencies	16,083	(2)	22,928	(77)	39,011	(79)
Corporate debt securities	31,210	(16)	66,308	(295)	97,518	(311)
Asset-backed securities	868	—	—	—	868	—
Total	$81,353	$(24)	$120,754	$(491)	$202,107	$(515)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

Note 4. Business Combination

In April 2019, we acquired Compuverde AB (Compuverde), a privately-held developer of file software solutions for enterprises and cloud providers based in Sweden. Acquisition-related costs were $0.5 million and expensed as incurred.
The purchase consideration was $47.9 million in cash (net of cash acquired) after repayment of $11.6 million of debt assumed. The purchase price was allocated as follows: $38.4 million in developed technology which will be amortized over seven years, $25.4 million of goodwill, $10.2 million in net liabilities assumed, and $5.7 million in deferred tax liability included within other liabilities, non-current. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill is primarily attributable to the assembled workforce and synergies from integrating Compuverde's technology with our data platform to expand our file capabilities and is not expected to be deductible for tax purposes.
In addition, we will make payments to founders of Compuverde totaling $15.9 million in cash payable over a two-year period, subject to continuous employment. As a result, these contingent payments are considered post-acquisition consideration to be recognized over the two-year period as compensation.
Restricted stock units in the amount of $3.0 million will be issued to Compuverde employees in June 2019, subject to continuous employment and will be recognized as stock-based compensation over the related vesting period.
The results of Compuverde are included in our consolidated statements of operations since the acquisition date, including revenue and net loss, and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2019	As of April 30, 2019
Raw materials	$3,349	$8,490
Finished goods	41,338	37,446
Inventory	$44,687	$45,936
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of January 31, 2019	As of April 30, 2019
Test equipment	$170,930	$180,148
Computer equipment and software	117,330	128,610
Furniture and fixtures	6,980	7,678
Leasehold improvements	34,286	36,002
Total property and equipment	329,526	352,438
Less: accumulated depreciation and amortization	(204,173)	(223,253)
Property and equipment, net	$125,353	$129,185

Depreciation and amortization expense was $16.0 million and $19.8 million for the three months ended April 30, 2018 and 2019.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	As of January 31, 2019			As of April 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$10,125	$(6,572)	$3,553	$10,125	$(6,948)	$3,177
Developed technology	17,700	(1,135)	16,565	56,100	(2,057)	54,043
Intangible assets, net	$27,825	$(7,707)	$20,118	$66,225	$(9,005)	$57,220

Intangible assets amortization expense was $0.4 million and $1.3 million for the three months ended April 30, 2018 and 2019. As of April 30, 2019, the weighted-average remaining amortization period was 2.1 years for technology patents and 6.8 years for developed technology. Amortization of the technology patents is included in general and administrative expenses due to their defensive nature and amortization of developed technology is included in cost of product revenue in the condensed consolidated statements of operations.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 30, 2019, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2020	$7,138
2021	9,518
2022	8,560
2023	8,014
2024	8,014
Thereafter	15,976
Total	$57,220
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance as of January 31, 2019	$10,997
Goodwill acquired	25,410
Balance as of April 30, 2019	$36,407
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2019	As of April 30, 2019
Taxes payable	$7,146	$7,550
Accrued marketing	6,173	7,560
Accrued travel and entertainment expenses	3,570	4,227
Acquisition consideration held back	3,725	3,725
Other accrued liabilities	19,246	24,330
Total accrued expenses and other liabilities	$39,860	$47,392

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were netted with the principal amount of the Notes in the condensed consolidated balance sheets and are being amortized to interest expense in the condensed consolidated statements of operations using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital in the condensed

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

consolidated balance sheets. Upon the issuance of the Notes, we recorded total debt issuance costs of $12.9 million, of which $9.8 million was allocated to the Notes and $3.1 million was allocated to additional paid-in capital.

The Notes consisted of the following (in thousands):

As of April 30, 2019
Liability:
Principal	$575,000
Less: debt discount, net of amortization	(110,670)
Less: debt issuance costs, net of amortization	(8,012)
Net carrying amount of the Notes	$456,318

Stockholders' equity:
Allocated value of the conversion feature	$136,333
Less: debt issuance costs	(3,068)
Additional paid-in capital	$133,265

The total estimated fair value of the Notes as of April 30, 2019 was $637.8 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our Class A common stock of $22.86 on April 30, 2019, the if-converted value of the Notes of $500.3 million was less than its principal amount.

The following table sets forth total interest expense recognized related to the Notes for the three months ended April 30, 2018 and 2019 (in thousands):

	Three Months Ended April 30, 2018	Three Months Ended April 30, 2019
Amortization of debt discount	$1,357	$6,052
Amortization of debt issuance costs	98	438
Total amortization of debt discount and debt issuance costs	1,455	6,490
Contractual interest expense	43	177
Total interest expense related to the Notes	$1,498	$6,667

Effective interest rate of the liability component	5.6%	5.6%

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

Note 7. Commitments and Contingencies
Operating Leases

As of April 30, 2019, we have various non-cancelable operating lease commitments for office facilities which as a result of the adoption of ASC 842, have been recorded as operating lease liabilities on our condensed consolidated balance sheet. Refer to Note 8—Leases for additional information regarding lease commitments.

Convertible Notes

The repayment of our Notes with an aggregate principal amount of $575.0 million is due on April 15, 2023. Refer to Note 6 for further information regarding our Notes.
Letters of Credit
In connection with a lease executed in January 2019, we issued a letter of credit of $0.5 million. As of January 31, 2019 and April 30, 2019, we had outstanding letters of credit in the aggregate amount of $10.8 million and $11.3 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet as of April 30, 2019.
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

Note 8. Leases

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We lease office facilities under non-cancelable operating lease agreements expiring through October 2028. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. The components of lease costs were as follows (in thousands):

Three Months Ended
April 30, 2019
Fixed operating lease cost	$8,483
Variable lease cost (1)	2,100
Short-term lease cost (12 months or less)	861
Total lease cost	$11,444
——————————
(1) Variable lease cost for the three months ended April 30, 2019 predominantly includes common area maintenance charges.

Future lease payments under our non-cancelable operating leases as of April 30, 2019 were as follows (in thousands):

Fiscal Years Ending January 31,	Operating Leases
The remainder of 2020	$25,057
2021	33,357
2022	26,555
2023	21,169
2024	15,328
Thereafter	31,236
Total future lease payments	152,702
Less: imputed interest	(25,829)
Present value of lease liabilities	$126,873

Supplemental cash flow information related to our operating leases for the three months ended April 30, 2019 as well as the weighted-average remaining lease term and weighted-average discount rate as of April 30, 2019 were as follows:

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$8,114
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,327
Weighted-average remaining lease term (years)	5.42
Weighted-average discount rate	6.45%

As previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019 and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under operating leases as of January 31, 2019 (in thousands):

Year Ending January 31,	Operating Leases
2020	$31,297
2021	28,573
2022	24,381
2023	20,440
2024	14,780
Thereafter	30,096
Total	$149,567

Note 9. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of April 30, 2019, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of April 30, 2019, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. As of April 30, 2019, 252,852,600 shares of Class A common stock were issued and outstanding.
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

Note 10. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (the 2009 Plan) and the 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan became effective in connection with our initial public offering (IPO) in October 2015 and serves as the successor to our 2009 Plan. The 2015 Plan provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock unit awards (RSUs), performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. No new awards have been issued under our 2009 Plan after the effective date of our 2015 Plan. Outstanding awards granted under our 2009 Plan will remain subject to the terms of our 2009 Plan and applicable award agreements, until such outstanding awards that are stock options are exercised, terminated or expired by their terms.

Starting in December 2018, we net-share settle equity awards held by certain employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our condensed consolidated statements of cash flows.
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

2015 Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (2015 ESPP) became effective in connection with our IPO.
The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). In February 2019, we amended the ESPP on a prospective basis, to include an additional dollar cap of $7,500 per purchase period. The 2015 ESPP provides for a 24-month offering period beginning March 16th and September 16th of each year, and each offering period consists of four six-month purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification. On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date. There was an ESPP reset in the three months ended April 30, 2019 that resulted in a total modification charge of $2.2 million, which is recognized over the new offering period ending March 15, 2021.
We recognized stock-based compensation expense related to our 2015 ESPP of $6.7 million and $11.4 million during the three months ended April 30, 2018 and 2019. As of April 30, 2019, there was $24.6 million of unrecognized stock-based compensation expense related to our 2015 ESPP, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2019	35,465,543	$8.34	5.4	$339,591
Options exercised	(3,207,763)	5.23
Options forfeited/canceled	(128,013)	16.37
Balance as of April 30, 2019	32,129,767	$8.62	5.2	$457,467
Vested and exercisable as of April 30, 2019	24,817,971	$7.24	5.0	$387,679

The aggregate intrinsic value of options vested and exercisable as of April 30, 2019 is calculated based on the difference between the exercise price and the closing price of $22.86 of our Class A common stock on April 30, 2019.
As of April 30, 2019, total unrecognized employee compensation cost related to outstanding options was $25.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

RSUs
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2019	21,917,550	$17.94	$392,515
Granted	6,547,013	20.92
Vested	(2,076,099)	15.25
Forfeited	(448,975)	18.51
Unvested balance as of April 30, 2019	25,939,489	$18.90	$592,933

During the three months ended April 30, 2018 and 2019, we recognized, $26.4 million and $37.3 million, respectfully, in stock-based compensation expense relating to RSUs. As of April 30, 2019, total unrecognized employee

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

compensation cost related to unvested RSUs was $447.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock
In January 2019, we issued 183,902 shares of performance restricted stock, at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 160%, of the target number granted, contingent upon the degree to which the performance condition is met. The grant date for these shares was subsequently established when the performance condition was determined in March 2019. Any portion of shares that are not earned will be canceled.
During the three months ended April 30, 2019, we issued 1,230,478 shares of performance restricted stock, at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 160%, of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled. During the three months ended April 30, 2019, we also issued 108,494 shares of additional restricted stock earned based on the actual attainment of previously issued performance restricted stock awards.

A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2019	2,267,569	$18.70	$40,612
Granted	1,338,972	20.48
Vested	(622,662)	20.76
Unvested balance as of April 30, 2019	2,983,879	$19.18	$68,211

All unvested restricted shares are subject to cancellation to the extent vesting conditions are not met. During the three months ended April 30, 2018 and 2019, we recognized $3.5 million and $7.5 million in stock-based compensation expense relating to restricted stock. As of April 30, 2019, total unrecognized employee compensation cost related to unvested restricted stock was $40.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2018	2019
Cost of revenue—product	$608	$977
Cost of revenue—support subscription	2,684	3,951
Research and development	21,090	28,245
Sales and marketing	13,940	18,314
General and administrative	5,633	10,670
Total stock-based compensation expense	$43,955	$62,157

The tax benefit related to stock-based compensation expense for all periods presented was not material.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, repurchasable shares from early exercised stock options and restricted stock, our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. These potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2018	2019

Net loss	$(64,304)	$(100,336)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	223,768	245,334
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.41)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2018	2019
Stock options to purchase common stock	44,996	34,001
Unvested RSUs	18,999	23,846
Restricted stock subject to repurchase	1,685	2,632
Shares related to Notes	5,410	21,884
Shares issuable pursuant to ESPP	470	297
Total	71,560	82,660

Note 12. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended April 30,
	2018	2019
Interest income (1)	$1,871	$6,834
Interest expense (2)	(1,498)	(6,667)
Foreign currency transactions gains (losses)	(2,134)	(1,981)
Other income (expense)	762	(2)
Total other income (expense), net	$(999)	$(1,816)
____________________________________

(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income related to accretion (amortization) of the discount (premium) on marketable securities.

(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs and the contractual interest expense related to the Notes for the three months ended April 30, 2018 and 2019.

Note 13. Income Taxes
Our income tax provision was primarily due to taxes on international operations and state income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our loss before income taxes and the income tax provision recorded was primarily attributable to changes in our valuation allowance, non-deductible stock-based compensation expense and the tax rate differential between the U.S. and foreign countries.
In connection with the Compuverde acquisition, we recorded a net deferred tax liability of $5.7 million arising primarily from the acquired intangible asset.
As of April 30, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2019.

Note 14. Segment Information
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

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended April 30,
	2018	2019

United States	$184,918	$228,939
Rest of the world	71,027	97,761
Total revenue	$255,945	$326,700

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-Lived Assets by Geographic Area
Long-lived assets by geographic area are summarized as follows (in thousands):

	As of January 31, 2019	As of April 30, 2019
United States	$120,876	$120,841
Rest of the world	4,477	8,344
Total long-lived assets	$125,353	$129,185

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 31, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31.
Overview
We help innovators to build a better world with data. As data continues to grow and organizations strive to mine intelligence from data the need for real-time analytics increases, we are focused on delivering software-defined data storage solutions that are uniquely fast and cloud-capable, enabling customers to maximize the value of data, gain competitive advantage and keep pace with cutting edge developments. Our innovative data platform replaces storage systems designed for mechanical disk with all-flash systems optimized end-to-end for solid-state memory. Pure1, our cloud-based management and support platform, helps predictively resolve potential issues and simplify storage administration. We provide a customer first business model that replaces the traditional forklift upgrade cycle with an Evergreen Storage subscription model built to keep customers on the cutting edge without downtime or performance impact.
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
Since launching in 2012, our customer base has grown to approximately 6,200 customers, including over 40% of the Fortune 500. Our customers include enterprise and commercial organizations, cloud, global systems integrators, and service providers across a diverse set of industry verticals, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. Our data services are used for a broad set of use cases, including database applications, large-scale analytics, artificial intelligence / machine learning, private and public cloud infrastructure and webscale applications, virtual server infrastructure and virtual desktop infrastructure. Our data platform helps customers scale their businesses through real-time and more accurate analytics, increase employee productivity, improve operational efficiency, and deliver more compelling user experiences to their customers and partners. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented 10% or more of revenue in the three months ended April 30, 2018 and 2019.
We have continued to experience substantial growth, with revenue for the three months ended April 30, 2018 and 2019 of $255.9 million and $326.7 million, representing year-over-year growth of 28%. Our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $64.3 million and $100.3 million for the three months ended April 30, 2018 and 2019.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 2,800 employees as of January 31, 2019 to over 3,150 employees as of April 30, 2019. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
We also intend to continue to invest in and expand our sales and marketing functions and channel programs, including expanding our global network of channel partners, hiring sales personnel and carrying out associated marketing activities in key geographies. By investing in sales and technical training, demand generation and partner programs, we believe we can enable many of our partners to independently identify, qualify, sell and upgrade customers, with limited involvement from us.
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. Our revenue generated from customers outside of the United States was 28% and 30% for the three months ended April 30, 2018 and 2019.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and may incur negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
Recent Developments

In April 2019, we acquired Compuverde AB (Compuverde), a developer of file software solutions for enterprises and cloud providers based in Sweden. The acquisition expands our file capabilities by providing a unified storage offering, as well as empowering customers to implement true hybrid architectures.

Our Business Model

We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement and is responsible for large account penetration, global account coordination, and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. No channel partner represented 10% or more of revenue for the three months ended April 30, 2018. One channel partner represented 13% of revenue for the three months ended April 30, 2019.

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
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and is a strong driver of both initial purchase and additional purchases of our products. For customers that have been with us for at least 12 months as of April 30, 2019, for every $1 of initial product purchase, our top 25 customers on average spent approximately $10 on new product purchases in the first 18 months following their initial purchase.
Trends in Our Business and Industry

Demand for Data in the Multi-Cloud Environment

In today’s multi-cloud environment, data is the strategic core that enables competitiveness and differentiation for businesses -- collecting vast amounts of data, analyzing it rapidly, discovering new insights, and ultimately delivering new innovations and experiences otherwise impossible without data. We continue to make significant investments in our business to enable data-centric architecture to support today and tomorrow’s volume and velocity of data and to ensure the performance and reliability required for new data-driven applications, while substantially reducing costs and complexity for our customers. We believe that the shift in consumption models, like our ES2 offering, and in deployment models, as demonstrated by the desire for hybrid deployment technologies, like our upcoming Cloud Data Services, are at the core of the trend toward multi-cloud environments. Data-centric architecture supports a wide range of classic business applications as well as modern webscale-architecture applications enabling our customers can manage their existing applications more efficiently while they modernize their applications both on-premise and in the cloud.

Adoption of All-Flash Storage Systems

Organizations are replacing traditional disk-based systems with all-flash storage systems, including those based on NVMe technologies, due to their higher performance, reliability and efficiency. Flash continues to penetrate the data center at a steady rate, and our success depends on the continued adoption of all-flash storage systems. To the extent more organizations recognize the benefits of all-flash storage and the adoption of all-flash storage increases, our target customer base will expand, and demand for all-flash storage will rise.

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
Income Tax Provision
Income tax provision consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded no U.S. federal income tax and provided a full valuation allowance for U.S. deferred tax assets, which mainly includes net operating loss, carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the deferred tax assets will not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):

	Three Months Ended April 30,
	2018	2019

Consolidated Statements of Operations Data:
Revenue:
Product	$195,449	$238,741
Support subscription	60,496	87,959
Total revenue	255,945	326,700
Cost of revenue:
Product (1)	66,420	76,592
Support subscription (1)	23,210	33,721
Total cost of revenue	89,630	110,313
Gross profit	166,315	216,387
Operating expenses:
Research and development (1)	78,492	105,075
Sales and marketing (1)	122,367	166,626
General and administrative (1)	27,330	42,110
Total operating expenses	228,189	313,811
Loss from operations	(61,874)	(97,424)
Other income (expense), net	(999)	(1,816)
Loss before provision for income taxes	(62,873)	(99,240)
Income tax provision	1,431	1,096
Net loss	$(64,304)	$(100,336)
____________________________________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2018	2019

Cost of revenue—product	$608	$977
Cost of revenue—support subscription	2,684	3,951
Research and development	21,090	28,245
Sales and marketing	13,940	18,314
General and administrative	5,633	10,670
Total stock-based compensation expense	$43,955	$62,157

	Three Months Ended April 30,
	2018	2019

Condensed Consolidated Statements of Operations Data:
Revenue:
Product	76.4%	73.1%
Support subscription	23.6	26.9
Total revenue	100.0	100.0
Cost of revenue:
Product	25.9	23.5
Support subscription	9.1	10.3
Total cost of revenue	35.0	33.8
Gross profit	65.0	66.2
Operating expenses:
Research and development	30.7	32.1
Sales and marketing	47.8	51.0
General and administrative	10.7	12.9
Total operating expenses	89.2	96.0
Loss from operations	(24.2)	(29.8)
Other income (expense), net	(0.3)	(0.6)
Loss before provision for income taxes	(24.5)	(30.4)
Income tax provision	0.6	0.3
Net loss	(25.1)%	(30.7)%

Revenue

	Three Months Ended April 30,		Change
	2018	2019	$	%
(dollars in thousands, unaudited)
Product revenue	$195,449	$238,741	$43,292	22%
Support subscription revenue	60,496	87,959	27,463	45%
Total revenue	$255,945	$326,700	$70,755	28%

Total revenue increased by $70.8 million, or 28%, during the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase in product revenue was primarily driven by higher FlashBlade and FlashArray revenue, due to both repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 4,800 as of April 30, 2018 to approximately 6,200 as of April 30, 2019. The increase in support subscription revenue was primarily driven by an increase in maintenance and support subscription agreements sold with increased product sales, as well as increased recognition of deferred support subscription revenue contracts.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change
	2018	2019	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$66,420	$76,592	$10,172	15%
Support subscription cost of revenue	23,210	33,721	10,511	45%
Total cost of revenue	$89,630	$110,313	$20,683	23%
Product gross margin	66.0%	67.9%
Support subscription gross margin	61.6%	61.7%
Total gross margin	65.0%	66.2%

Cost of revenue increased by $20.7 million, or 23%, during the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase in product cost of revenue was primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations associated with increased headcount. The increase in support subscription cost of revenue was primarily attributable to costs in our customer support organization as we continue to scale our business. Total headcount in these functions increased 36% from April 30, 2018 to April 30, 2019.
Total gross margin increased from 65.0% in the three months ended April 30, 2018 to 66.2% in the three months ended April 30, 2019. Product gross margin increased 1.9 percentage points from the three months ended April 30, 2018 to the three months ended April 30, 2019 primarily driven by strong performance across our product lines and lower component costs . Support subscription gross margin remained relatively consistent for the three months ended April 30, 2018 compared to the three months ended April 30, 2019.
Operating Expenses
Research and Development

	Three Months Ended April 30,		Change
	2018	2019	$	%
(dollars in thousands, unaudited)
Research and development	$78,492	$105,075	$26,583	34%

Research and development expense increased by $26.6 million, or 34%, during the three months ended April 30, 2019 compared to the three months ended April 30, 2018, as we continued to develop technologies to enhance and expand our product offerings. The increase was primarily driven by a $21.3 million increase in employee compensation and related costs, including a $7.2 million increase in stock-based compensation expense, as headcount increased by 33% from April 30, 2018 to April 30, 2019. The remainder of the increase was primarily attributable to a $2.3 million increase in outside service expenses and a $2.3 million increase in office and facilities-related expenses.
Sales and Marketing

	Three Months Ended April 30,		Change
	2018	2019	$	%
(dollars in thousands, unaudited)
Sales and marketing	$122,367	$166,626	$44,259	36%

Sales and marketing expense increased by $44.3 million, or 36%, during the three months ended April 30, 2019 compared to the three months ended April 30, 2018, as we continue to grow our sales force and expand our international presence. The increase was primarily driven by a $32.0 million increase in employee compensation and related costs, including a $5.8 million increase in sales commission expense and a $4.4 million increase in stock-based compensation expense, as headcount increased by 39% from April 30, 2018 to April 30, 2019. The remainder of the increase was primarily attributable to a $4.8 million increase in travel expenses, a $3.0 million increase in marketing expenses, a $2.8 million increase in office and facilities-related expenses, and a $1.7 million increase in outside service expenses to support our growth and international expansion.
General and Administrative

	Three Months Ended April 30,		Change
	2018	2019	$	%
(dollars in thousands, unaudited)
General and administrative	$27,330	$42,110	$14,780	54%

General and administrative expense increased by $14.8 million, or 54%, during the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to a $10.2 million increase in employee compensation and related costs, including a $5.0 million increase in stock-based compensation expense, as we increased our headcount by 33% from April 30, 2018 to April 30, 2019. The remainder of the increase was primarily attributable to a $2.6 million increase in office and facilities-related expenses and a $1.4 million increase in outside service expenses.

Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2018	2019	$
(dollars in thousands, unaudited)
Other income (expense), net	$(999)	$(1,816)	$(817)

Other income (expense), net decreased during the three months ended April 30, 2019 compared to the three months ended April 30, 2018 primarily due to a full quarter interest expense of $5.2 million recognized in the first quarter of fiscal 2020 related to the convertible notes issued in April 2018, partially offset by an increase in interest income of $5.0 million from our increased cash, cash equivalents and marketable securities balances and higher yields on our investments.
Income Tax Provision

	Three Months Ended April 30,		Change
	2018	2019	$	%
(dollars in thousands, unaudited)
Income tax provision	$1,431	$1,096	$(335)	(23)%

The decrease in income tax provision during the three months ended April 30, 2019 compared to the three months ended April 30, 2018 was primarily driven by release of valuation allowance related to unrealized gains on available for sale securities.

Liquidity and Capital Resources
As of April 30, 2019, we had cash, cash equivalents and marketable securities of $1,166.2 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. We have generated significant operating losses since inception as reflected in our accumulated deficit of $1,182.3 million. We may continue to incur operating losses and negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the addition of office space, the timing of new product introductions and the continuing market acceptance of our products and services, and the timing and settlement election of the Notes. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. For example, in April 2019, we acquired Compuverde, a developer of file software solutions for enterprises and cloud providers. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
As of January 31, 2019 and April 30, 2019, we had letters of credit in the aggregate amount of $10.8 million and $11.3 million, in connection with our leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Three Months Ended April 30,
	2018	2019
Net cash provided by operating activities	$18,596	$6,642
Net cash used in investing activities	$(32,521)	$(198,553)
Net cash provided by financing activities	$506,744	$31,576

Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2019 was $6.6 million, which resulted primarily from non-cash charges for stock-based compensation of $62.2 million, depreciation and amortization of $21.1 million, amortization of the debt discount and debt issuance costs associated with our Notes of $6.5 million and net cash inflows of $18.1 million from changes in operating assets and liabilities, partially offset by a net loss of $100.3 million. The net cash inflows from changes in operating assets and liabilities were the result of a $67.3 million decrease in net accounts receivable, a $28.0 million increase in deferred revenue, a $6.2 million decrease in operating lease right-of-use assets, and a $1.7 million decrease in deferred commissions, partially offset by a $44.0 million decrease in accrued compensation and other liabilities, a $25.8 million decrease in accounts payable, a $7.3 million increase in prepaid expenses and other assets, a $6.0 million decrease in operating lease liabilities and a $2.0 million increase in inventory. The increase in deferred revenue was primarily due to new sales order growth during the three months ended April 30, 2019. The decreases in accounts receivable, accounts payable and accrued compensation and other liabilities were primarily attributable to timing of collections and payments. The increases in inventory and prepaid expenses and other assets were primarily driven by increased activities to support overall business growth.
 Net cash provided by operating activities during the three months ended April 30, 2018 was $18.6 million, which resulted primarily from non-cash charges for stock-based compensation of $44.0 million, depreciation and amortization of $16.4 million, amortization of debt discount and debt issuance costs of $1.5 million and net cash inflows of $20.9 million from changes in operating assets and liabilities, partially offset by a net loss of $64.3 million. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $47.1 million decrease in net accounts receivable, a $14.5 million increase in deferred revenue, a $11.1 million decrease in prepaid expenses and other assets and a $1.3 million decrease in deferred commissions, partially offset by a $29.9 million decrease in accrued compensation and other liabilities, a $18.8 million decrease in accounts payable and a $4.4 million increase in inventory. The decreases in accounts receivable, prepaid expenses and other assets, accounts payable and accrued compensation and other liabilities were primarily attributable to timing of collections and payments. The increase in deferred revenue was primarily due to new sales order growth during the three months ended April 30, 2018. The increase in inventory was primarily driven by increased activities to support revenue growth.
Investing Activities
Net cash used in investing activities during the three months ended April 30, 2019 of $198.6 million resulted from net purchases of marketable securities of $126.4 million, net cash paid for our acquisition of Compuverde of $47.9 million and capital expenditures of $24.3 million.

Net cash used in investing activities during the three months ended April 30, 2018 of $32.5 million resulted from capital expenditures of $22.3 million and net purchases of marketable securities of $10.2 million.
Financing Activities
Net cash provided by financing activities during the three months ended April 30, 2019 of $31.6 million was primarily attributable to $32.0 million of proceeds from issuance of common stock under our employee stock purchase plan (ESPP) and $16.8 million of proceeds from the exercise of stock options, partially offset by a $11.6 million repayment of debt assumed in connection with our acquisition of Compuverde and $5.7 million in tax withholdings on vesting of restricted stock.

Net cash provided by financing activities during the three months ended April 30, 2018 of $506.7 million was attributable to $562.1 million in net proceeds from issuance of our Notes, $19.7 million in proceeds from issuance of common stock under our ESPP and $9.6 million in proceeds from the exercise of stock options, partially offset by a $64.6 million payment to purchase capped calls and a $20.0 million common stock repurchase in conjunction with the issuance of the Notes.
Contractual Obligations and Commitments

Except as set forth in Note 7 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended January 31, 2019.

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
Refer to Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policies and Estimates” in our latest 10-K. There have been no material changes to our critical accounting policies and estimates since our 10-K filed on March 26, 2019, except for the changes as a result of the adoption of new accounting pronouncements.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, asset-backed securities, and highly rated corporate debt. As of April 30, 2019, we had cash, cash equivalents and marketable securities of $1,166.2 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $9.3 million as of April 30, 2019.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at April 30, 2019 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $4.5 million as of April 30, 2019.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of April 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2019, we implemented changes to our lease accounting related internal controls to ensure compliance with the new leasing standards in accordance with Topic 842. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 28% for the three months ended April 30, 2019, and our headcount increased from over 2,300 to over 3,150 employees from April 30, 2018 to April 30, 2019. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

•	maintain and extend our product leadership;

•	recruit, hire, train and manage qualified personnel, including sales personnel;

•	maintain and further develop our partner relationships;

•	enhance and expand our distribution and supply chain infrastructure;

•	expand our support capabilities;

•	forecast and control expenses;

•	enhance and expand our international operations; and

•	implement, improve and maintain our internal systems, procedures and controls.
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
We have not achieved profitability for any year since our inception. We incurred a net loss of $178.4 million for the year ended January 31, 2019, and $100.3 million for the three months ended April 30, 2019, and we had an accumulated deficit of $1,081.9 million as of January 31, 2019 and $1,182.3 million as of April 30, 2019. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
The market for data storage products is rapidly evolving, which makes it difficult to forecast demand for our products.
The market for data storage products is rapidly evolving. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. Incumbent vendors promote storage products retrofitted with flash, which may reduce the perceived value of purpose-built, all-flash products. It is difficult to predict with any precision customer adoption rates of flash, customer demand for our products or the future growth rate and size of our addressable market.
Our products may never reach mass adoption, and changes or advances in alternative technologies or adoption of cloud storage offerings not utilizing our storage platform could adversely affect the demand for our products. For instance, offerings from large public cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us. A slowing in or reduced demand for our data storage products caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
We face intense competition from established companies and new entrants.
We face intense competition from a number of established companies that sell competitive storage products. These competitors include Dell EMC, HP Enterprise, Hitachi Vantara, IBM, NetApp and others. Our competitors may have:

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
We also compete against cloud providers and vendors of hyperconverged products, which combine compute, networking and storage. These providers are growing and expanding their product offerings, potentially displacing some demand for our products. In addition, some of our competitors offer bundled products and services in order to reduce the initial cost of their storage products. Further, some of our competitors offer their storage products either at significant discounts or even for free in competing against us and in response to our efforts to market the overall benefits and technological merits of our products and programs.
Many competitors have developed or acquired competing storage technologies. For example, several of our competitors have introduced data storage products with features or data reduction technologies that directly compete with our products, or have introduced business programs that attempt to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve the performance of their products, reduce their prices and introduce new features, services and technologies that may, or that they may claim to, offer greater value compared to our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

Our business may be harmed by trends in the overall external storage market.
Despite ongoing data growth, the external storage market in which we compete has not experienced substantial growth in the past few years due to a combination of technology transitions, increased storage efficiency, and changing economic and business environments. Customers are rethinking how they consume IT, increasing spending toward public cloud, software as a service, hyperconverged and converged infrastructure and software-defined storage. Any failure on our part to successfully update our product offerings or to adapt our sales programs to meet changing customer demands could harm our business, operating results and financial condition. The future impact of these trends on both short-term and long-term growth of the overall external storage market is uncertain. Reductions in the overall external storage market, or the specific markets in which we compete would harm our business and operating results.
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
We need to continue to expand and optimize our sales organization in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. We must design and implement effective sales incentive programs, and it can take time before new sales representatives are fully trained and productive. If we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of these investments or increase our revenue.
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
If we fail to successfully maintain or grow our relationships with partners, our business, operating results and financial condition could be harmed.
Our future success is highly dependent upon our ability to establish and maintain successful relationships with our partners, including value-added resellers, service providers and systems integrators. In addition to selling our products, our partners may offer installation, post-sale service and support in their local markets. In markets where we rely on partners more heavily, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services provided to our customers, could harm our business, operating results and financial condition.
Our partners may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. We typically enter into non-exclusive, written agreements with our channel partners. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our channel partners from offering products and services that compete with ours. Additionally, our competitors provide incentives to our existing and potential channel partners to use, purchase or offer their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.
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
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. A variety of factors may cause our gross margins to fluctuate and make them difficult to predict, including:

•	demand for our products;

•	sales and marketing initiatives, discount levels, rebates and competitive pricing;

•	changes in customer, geographic or product mix, including mix of product configurations;

•	the cost of components, including NAND flash and DRAM, and freight;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	excess inventory levels or purchase obligations as a result of changes in demand forecasts or product transitions;

•	an increase in product returns, order rescheduling and cancellations;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions; and

•	product quality and serviceability issues.
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
Our operating results may fluctuate due to a variety of factors, a portion of which are outside of our control. As a result, comparing our results on a period-to-period basis may not be meaningful. Factors that are difficult to predict and that could cause our operating results to fluctuate include:

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
Our long-term success depends, in part, on sales outside of the United States, which is susceptible to costs and risks associated with international operations.
We maintain operations outside of the United States, which we have been expanding and intend to continue to expand in the future. As a company headquartered in United States, conducting and expanding international operations subjects us to new costs and risks that we may not generally face in the United States. These include:

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
Our FlashArray products have historically accounted for the majority of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by any decline or fluctuation in demand for these products, regardless of the reason. If demand for our core products slows or declines, we may not be able to increase our revenue or achieve and maintain profitability.
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
We expect that our revenue from support subscription agreements will increase as a percentage of total revenue over time. We are also increasing the number of our subscription-based offerings, such as ES2 although it is more difficult to predict the rate at which customers will adopt, and the rate at which our revenue will grow from, these new offerings. We recognize subscription revenue ratably over the term of the relevant period. As a result, much of the subscription revenue we report each quarter is derived from agreements that we sold in prior quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscriptions is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.
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
We rely on a limited number of contract manufacturers to manufacture our products. Our reliance on contract manufacturers reduces our control over the assembly process, and exposes us to risks, such as reduced control over quality assurance, costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, our ability to timely ship products to our customers will be impaired, potentially on short notice and our competitive position, reputation and financial results could be harmed. If we are required, for whatever reason, to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.
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
Further, some of the components in our products are sourced from component suppliers outside the United States. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, there have been discussions regarding potential significant changes to U.S trade polices, legislation, treaties and tariffs, and the United States and Chinese governments have announced import tariffs by both countries. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Global economic uncertainty and political and fiscal challenges in the United States and abroad can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, in 2019, the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, political uncertainty in the Middle East and other geopolitical events could directly or indirectly affect our business. Additionally, the United Kingdom's exit from the European Union remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
Third-party claims that we infringe their intellectual property rights could be costly and harm our business.
There is a substantial amount of intellectual property litigation in the data storage industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. We have been, and may in the future be, subject to claims that we infringe upon the intellectual property rights of other intellectual property holders, particularly as we grow and face increasing competition.
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
If we or our products suffer a cybersecurity or other security breach, we may lose customers and incur significant liabilities.
In the ordinary course of business, we store sensitive data on our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store our customers’ data. The security of our own networks and the intrusion protection features of our products are both critical to our operations and business strategy.
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
We may, from time to time, acquire complementary products, technologies or businesses. For example, in April 2019, we acquired Compuverde AB. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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

•
We sell our products to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations; and

•
Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities

Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.

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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $28.66, through May 29, 2019. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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

PURE STORAGE, INC.

Date:	June 7, 2019	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 7, 2019	By:	/s/ TIMOTHY RIITTERS
Timothy Riitters
Chief Financial Officer (Principal Financial and Accounting Officer)