Form 10-Q
period 2019-07-31
Pure Storage, Inc.
filed 2019-08-30
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR
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

(800) 379-7873
(Registrant's telephone number, including area code)

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

As of August 26, 2019, the registrant had 256,179,043 shares of its Class A common stock outstanding.

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, as well as channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including new offerings from incumbent and emerging vendors or public cloud vendors, our expectations concerning relationships with third parties, including partners and customers, the adequacy of our intellectual property rights, and expectations concerning potential legal proceedings and related costs.
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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2019	As of July 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$447,990	$268,938
Marketable securities	749,482	913,521
Accounts receivable, net of allowance of $660 and $614 as of January 31, 2019 and July 31, 2019	378,729	352,617
Inventory	44,687	35,820
Deferred commissions, current	29,244	31,273
Prepaid expenses and other current assets	51,695	47,776
Total current assets	1,701,827	1,649,945
Property and equipment, net	125,353	131,048
Operating lease right-of-use assets	—	114,339
Deferred commissions, non-current	85,729	87,295
Intangible assets, net	20,118	63,659
Goodwill	10,997	36,420
Deferred income taxes, non-current	1,060	939
Restricted cash	15,823	15,425
Other assets, non-current	12,118	16,904
Total assets	$1,973,025	$2,115,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,462	$64,582
Accrued compensation and benefits	99,910	70,753
Accrued expenses and other liabilities	39,860	44,690
Operating lease liabilities, current	—	26,005
Deferred revenue, current	266,584	308,523
Total current liabilities	509,816	514,553
Convertible senior notes, net	449,828	463,118
Operating lease liabilities, non-current	—	94,941
Deferred revenue, non-current	269,336	298,740
Deferred tax liabilities, non-current	—	5,697
Other liabilities, non-current	6,265	1,386
Total liabilities	1,235,245	1,378,435
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2019 and July 31, 2019; no shares issued and outstanding as of January 31, 2019 and July 31, 2019	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2019 and July 31, 2019; 243,524 and 255,752 Class A shares issued and outstanding as of January 31, 2019 and July 31, 2019	24	26
Additional paid-in capital	1,820,043	1,982,407
Accumulated other comprehensive income (loss)	(338)	3,409
Accumulated deficit	(1,081,949)	(1,248,303)
Total stockholders’ equity	737,780	737,539
Total liabilities and stockholders’ equity	$1,973,025	$2,115,974

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019

Revenue:
Product	$241,137	$300,128	$436,586	$538,869
Support subscription	67,747	96,199	128,243	184,158
Total revenue	308,884	396,327	564,829	723,027

Cost of revenue:
Product	78,262	92,870	144,682	169,462
Support subscription	24,457	35,138	47,667	68,859
Total cost of revenue	102,719	128,008	192,349	238,321

Gross profit	206,165	268,319	372,480	484,706

Operating expenses:
Research and development	84,031	107,020	162,523	212,095
Sales and marketing	143,749	186,188	266,116	352,814
General and administrative	33,591	40,016	60,921	82,126
Total operating expenses	261,371	333,224	489,560	647,035

Loss from operations	(55,206)	(64,905)	(117,080)	(162,329)
Other income (expense), net	(4,032)	(652)	(5,031)	(2,468)
Loss before provision for income taxes	(59,238)	(65,557)	(122,111)	(164,797)
Income tax provision	885	461	2,316	1,557
Net loss	$(60,123)	$(66,018)	$(124,427)	$(166,354)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.26)	$(0.55)	$(0.67)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	229,359	251,298	226,609	248,366

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019

Net loss	$(60,123)	$(66,018)	$(124,427)	$(166,354)
Other comprehensive income (loss) net of tax:
Change in unrealized net gain (loss) on available-for-sale securities	(193)	2,120	(909)	3,747
Comprehensive loss	$(60,316)	$(63,898)	$(125,336)	$(162,607)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data, unaudited)

	Three Months Ended July 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of April 30, 2018	229,596	$23	$1,602,121	$(2,633)	$(967,891)	$631,620
Issuance of common stock upon exercise of stock options	3,691	1	19,435	—	—	19,436
Stock-based compensation expense	—	—	53,654	—	—	53,654
Vesting of restricted stock units	2,104	—	—	—	—	—
Issuance of restricted stock	21	—	—	—	—	—
Other comprehensive loss	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(60,123)	(60,123)
Balance as of July 31, 2018	235,412	$24	$1,675,210	$(2,826)	$(1,028,014)	$644,394

	Three Months Ended July 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of April 30, 2019	252,853	$25	$1,924,947	$1,289	$(1,182,285)	$743,976
Issuance of common stock upon exercise of stock options	655	—	2,502	—	—	2,502
Stock-based compensation expense	—	—	56,460	—	—	56,460
Vesting of restricted stock units	2,277	1	(1)	—	—	—
Net issuance of restricted stock	(33)	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(1,501)	—	—	(1,501)
Other comprehensive income	—	—	—	2,120	—	2,120
Net loss	—	—	—	—	(66,018)	(66,018)
Balance as of July 31, 2019	255,752	$26	$1,982,407	$3,409	$(1,248,303)	$737,539

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data, unaudited)

	Six Months Ended July 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2018	220,979	22	1,479,883	(1,917)	(903,587)	574,401
Issuance of common stock upon exercise of stock options	5,884	1	29,065	—	—	29,066
Stock-based compensation expense	—	—	97,609	—	—	97,609
Vesting of early exercised stock options	—	—	320	—	—	320
Vesting of restricted stock units	4,117	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,111	—	19,698	—	—	19,698
Issuance of restricted stock	3,330	1	—	—	—	1
Repurchase of common stock	(1,009)	—	(20,000)	—	—	(20,000)
Purchase of capped calls	—	—	(64,630)	—	—	(64,630)
Equity component of convertible senior notes, net	—	—	133,265	—	—	133,265
Other comprehensive loss	—	—	—	(909)	—	(909)
Net loss	—	—	—	—	(124,427)	(124,427)
Balance as of July 31, 2018	235,412	$24	$1,675,210	$(2,826)	$(1,028,014)	$644,394

	Six Months Ended July 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2019	243,524	24	1,820,043	(338)	(1,081,949)	737,780
Issuance of common stock upon exercise of stock options	3,863	1	19,290	—	—	19,291
Stock-based compensation expense	—	—	118,206	—	—	118,206
Vesting of restricted stock units	4,327	1	(1)	—	—	—
Net issuance of restricted stock	1,065	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(7,173)	—	—	(7,173)
Common stock issued under employee stock purchase plan	2,973	—	32,042	—	—	32,042
Other comprehensive income	—	—	—	3,747	—	3,747
Net loss	—	—	—	—	(166,354)	(166,354)
Balance as of July 31, 2019	255,752	$26	$1,982,407	$3,409	$(1,248,303)	$737,539

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2018	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,427)	$(166,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,590	43,591
Amortization of debt discount and debt issuance costs	7,889	13,290
Stock-based compensation expense	97,609	120,561
Other	82	327
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	707	26,553
Inventory	(8,900)	6,852
Deferred commissions	(4,155)	(3,595)
Prepaid expenses and other assets	11,134	(635)
Operating lease right-of-use assets	—	13,438
Accounts payable	(18,135)	(30,827)
Accrued compensation and other liabilities	(7,458)	(25,704)
Operating lease liabilities	—	(13,083)
Deferred revenue	39,144	71,045
Net cash provided by operating activities	27,080	55,459
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(42,733)	(53,229)
Acquisition, net of cash acquired	—	(47,881)
Purchase of intangible assets	—	(9,000)
Purchases of marketable securities	(494,507)	(488,497)
Sales of marketable securities	13,585	60,368
Maturities of marketable securities	97,793	270,756
Net cash used in investing activities	(425,862)	(267,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	29,067	19,260
Proceeds from issuance of common stock under employee stock purchase plan	19,698	32,042
Proceeds from issuance of convertible senior notes, net of issuance costs	562,062	—
Payment for purchase of capped calls	(64,630)	—
Repayment of debt assumed from acquisition	—	(11,555)
Tax withholding on vesting of restricted stock	—	(7,173)
Repurchase of common stock	(20,000)	—
Net cash provided by financing activities	526,197	32,574
Net increase (decrease) in cash, cash equivalents and restricted cash	127,415	(179,450)
Cash, cash equivalents and restricted cash, beginning of period	258,820	463,813
Cash, cash equivalents and restricted cash, end of period	$386,235	$284,363

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$370,457	$268,938
Restricted cash	15,778	15,425
Cash, cash equivalents and restricted cash, end of period	$386,235	$284,363
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,023	$2,716
Cash paid for interest	$—	$359
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$11,949	$5,717
Vesting of early exercised stock options	$320	$—

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
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. As of January 31, 2019 and July 31, 2019, we had restricted cash of $15.8 million and $15.4 million.

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
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Beginning balance (1)	$86,044	$113,257	$87,313	$114,973
Additions	24,582	30,074	40,003	48,310
Recognition of deferred commissions	(19,157)	(24,763)	(35,847)	(44,715)
Ending balance	$91,469	$118,568	$91,469	$118,568
____________________________________

(1) Balance as of January 31, 2018 was adjusted to reflect the adoption of ASC 606.

Of the $118.6 million total deferred commissions balance as of July 31, 2019, we expect to recognize approximately 26% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the three and six months ended July 31, 2018 and 2019.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Leases

We determine if an arrangement contains a lease at inception. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The operating lease right-of-use (ROU) asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. We combine lease and non-lease components for our leases.

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
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Beginning balance (1)	$388,614	$564,230	$374,102	$535,920
Additions	92,511	140,548	167,782	258,441
Recognition of deferred revenue	(67,878)	(97,515)	(128,637)	(187,098)
Ending balance	$413,247	$607,263	$413,247	$607,263
____________________________________

(1) Balance as of January 31, 2018 was adjusted to reflect the adoption of ASC 606.
During the three and six months ended July 31, 2018, we recognized $60.9 million and $106.2 million in revenue pertaining to deferred revenue as of the beginning of each period. During the three and six months ended July 31, 2019, we recognized $88.2 million and $150.2 million in revenue pertaining to deferred revenue as of the beginning of each period.
Total contracted but not recognized revenue was $770.1 million as of July 31, 2019. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. Of the $770.1 million contracted but not recognized revenue as of July 31, 2019, we expect to recognize approximately 41% over the next 12 months, and the remainder thereafter.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In addition to our cash equivalents, marketable securities and restricted cash, we measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at July 31, 2019 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes as of July 31, 2019.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2019 and July 31, 2019 (in thousands):

	As of January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$43,038	$27,215	$—	$15,823
Level 2
U.S. government treasury notes	315,329	208	(315)	315,222	34,129	281,093	—
U.S. government agencies	69,114	17	(154)	68,977	9,983	58,994	—
Corporate debt securities	363,860	534	(757)	363,637	—	363,637	—
Foreign government bonds	7,965	36	—	8,001	—	8,001	—
Asset-backed securities	37,664	105	(12)	37,757	—	37,757	—
Total	$793,932	$900	$(1,238)	$836,632	$71,327	$749,482	$15,823

	As of July 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$36,659	$21,234	$—	$15,425
Level 2
U.S. government treasury notes	348,463	1,454	(58)	349,859	—	349,859	—
U.S. government agencies	66,153	222	(22)	66,353	—	66,353	—
Corporate debt securities	427,362	2,685	(111)	429,936	1,029	428,907	—
Foreign government bonds	8,480	100	—	8,580	—	8,580	—
Asset-backed securities	59,504	329	(11)	59,822	—	59,822	—
Total	$909,962	$4,790	$(202)	$951,209	$22,263	$913,521	$15,425

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of July 31, 2019
	Amortized Cost	Fair Value
Due within one year	$336,156	$336,736
Due in one to five years	572,777	576,785
Total	$908,933	$913,521

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our investments as of July 31, 2019 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position as of July 31, 2019, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$27,887	$(30)	$9,737	$(28)	$37,624	$(58)
U.S. government agencies	5,215	(7)	9,183	(15)	14,398	(22)
Corporate debt securities	38,856	(28)	43,245	(83)	82,101	(111)
Asset-backed securities	9,399	(11)	—	—	9,399	(11)
Total	$81,357	$(76)	$62,165	$(126)	$143,522	$(202)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

Note 4. Business Combination

In April 2019, we acquired Compuverde AB (Compuverde), a privately-held developer of file software solutions for enterprises and cloud providers based in Sweden. Acquisition-related costs were $0.5 million and expensed as incurred.
The purchase consideration was $47.9 million in cash (net of cash acquired) after repayment of $11.6 million of debt assumed. The purchase price was allocated as follows: $38.4 million in developed technology which will be amortized over seven years, $25.4 million of goodwill, $10.2 million in net liabilities assumed, and $5.7 million in deferred tax liability. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill is primarily attributable to the assembled workforce and synergies from integrating Compuverde's technology with our data platform to expand our file capabilities and is not expected to be deductible for tax purposes.
In addition, we will make payments to founders of Compuverde totaling $15.9 million in cash payable over a two-year period, subject to continuous employment. As a result, these contingent payments are considered post-acquisition consideration to be recognized over the two-year period as compensation.
Restricted stock units in the amount of $3.0 million were issued to Compuverde employees in June 2019, subject to continuous employment and will be recognized as stock-based compensation over the related vesting period.
The results of Compuverde are included in our condensed consolidated statements of operations since the acquisition date, including revenue and net loss, and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2019	As of July 31, 2019
Raw materials	$3,349	$2,623
Finished goods	41,338	33,197
Inventory	$44,687	$35,820

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of January 31, 2019	As of July 31, 2019
Test equipment	$170,930	$191,846
Computer equipment and software	117,330	135,178
Furniture and fixtures	6,980	7,732
Leasehold improvements	34,286	37,866
Total property and equipment	329,526	372,622
Less: accumulated depreciation and amortization	(204,173)	(241,574)
Property and equipment, net	$125,353	$131,048

Depreciation and amortization expense was $16.8 million and $19.9 million for the three months ended July 31, 2018 and 2019, and $32.8 million and $39.7 million for the six months ended July 31, 2018 and 2019.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	As of January 31, 2019			As of July 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$10,125	$(6,572)	$3,553	$19,125	$(7,538)	$11,587
Developed technology	17,700	(1,135)	16,565	56,100	(4,028)	52,072
Intangible assets, net	$27,825	$(7,707)	$20,118	$75,225	$(11,566)	$63,659

Intangible assets amortization expense was $0.4 million and $2.6 million for the three months ended July 31, 2018 and 2019, and $0.8 million and $3.9 million for the six months ended July 31, 2018 and 2019. As of July 31, 2019, the weighted-average remaining amortization period was 4.2 years for technology patents and 6.5 years for developed technology. Amortization of the technology patents is included in general and administrative expenses due to their defensive nature and amortization of developed technology is included in cost of product revenue in the condensed consolidated statements of operations. During the three months ended July 31, 2019, we acquired a portfolio of technology patents for $9.0 million with a useful life of 7.0 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 31, 2019, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2020	$5,402
2021	10,804
2022	9,846
2023	9,300
2024	9,300
Thereafter	19,007
Total	$63,659

Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance as of January 31, 2019	$10,997
Goodwill acquired	25,423
Balance as of July 31, 2019	$36,420

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2019	As of July 31, 2019
Taxes payable	$7,146	$4,967
Accrued marketing	6,173	11,005
Accrued travel and entertainment expenses	3,570	3,055
Acquisition consideration held back	3,725	3,725
Other accrued liabilities	19,246	21,938
Total accrued expenses and other liabilities	$39,860	$44,690

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

The Notes consisted of the following (in thousands):

As of July 31, 2019
Liability:
Principal	$575,000
Less: debt discount, net of amortization	(104,329)
Less: debt issuance costs, net of amortization	(7,553)
Net carrying amount of the Notes	$463,118

Stockholders' equity:
Allocated value of the conversion feature	$136,333
Less: debt issuance costs	(3,068)
Additional paid-in capital	$133,265

The total estimated fair value of the Notes as of July 31, 2019 was $558.7 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our Class A common stock of $15.14 on July 31, 2019, the if-converted value of the Notes of $331.3 million was less than its principal amount.

The following table sets forth total interest expense recognized related to the Notes for three and six months ended July 31, 2018 and 2019 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Amortization of debt discount	$6,000	$6,341	$7,357	$12,393
Amortization of debt issuance costs	434	459	532	897
Total amortization of debt discount and debt issuance costs	6,434	6,800	7,889	13,290
Contractual interest expense	181	181	224	358
Total interest expense related to the Notes	$6,615	$6,981	$8,113	$13,648

Effective interest rate of the liability component	5.6%	5.6%	5.6%	5.6%

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

Note 7. Commitments and Contingencies
Operating Leases

As of July 31, 2019, we have various non-cancelable operating lease commitments for office facilities which as a result of the adoption of ASC 842, have been recorded as operating lease liabilities on our condensed consolidated balance sheet. Refer to Note 8—Leases for additional information regarding lease commitments.

Convertible Notes

The repayment of our Notes with an aggregate principal amount of $575.0 million is due on April 15, 2023. Refer to Note 6 for further information regarding our Notes.
Letters of Credit
In connection with a lease executed in January 2019, we issued a letter of credit of $0.5 million. As of January 31, 2019 and July 31, 2019, we had outstanding letters of credit in the aggregate amount of $10.8 million and $11.6 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet as of July 31, 2019.
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

Note 8. Leases

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We lease office facilities under non-cancelable operating lease agreements expiring through October 2028. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. The components of lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019
Fixed operating lease cost	$8,228	$16,711
Variable lease cost (1)	2,242	4,342
Short-term lease cost (12 months or less)	1,484	2,345
Total lease cost	$11,954	$23,398
——————————
(1) Variable lease cost for the three and six months ended July 31, 2019 predominantly includes common area maintenance charges.

Future lease payments under our non-cancelable operating leases as of July 31, 2019 were as follows (in thousands):

Fiscal Years Ending January 31,	Operating Leases
The remainder of 2020	$16,579
2021	33,269
2022	26,781
2023	21,478
2024	15,434
Thereafter	31,236
Total future lease payments	144,777
Less: imputed interest	(23,831)
Present value of lease liabilities	$120,946

Supplemental cash flow information related to our operating leases for the six months ended July 31, 2019 as well as the weighted-average remaining lease term and weighted-average discount rate as of July 31, 2019 were as follows:

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$16,167
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,449
Weighted-average remaining lease term (years)	5.28
Weighted-average discount rate	6.46%

As previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019 and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under operating leases as of January 31, 2019 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Year Ending January 31,	Operating Leases
2020	$31,297
2021	28,573
2022	24,381
2023	20,440
2024	14,780
Thereafter	30,096
Total	$149,567

Note 9. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of July 31, 2019, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of July 31, 2019, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. As of July 31, 2019, 255,751,711 shares of Class A common stock were issued and outstanding.
Common Stock Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our Class A common stock. The authorization allows us to repurchase shares of our Class A common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2015 Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (2015 ESPP) became effective in connection with our IPO.
The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). In February 2019, we amended the ESPP on a prospective basis, to include an additional dollar cap of $7,500 per purchase period. The 2015 ESPP provides for a 24-month offering period beginning March 16th and September 16th of each year, and each offering period consists of four 6 months purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification. On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date. There was an ESPP reset in the three months ended April 30, 2019 that resulted in a total modification charge of $2.2 million, which is recognized over the new offering period ending March 15, 2021.
We recognized stock-based compensation expense related to our 2015 ESPP of $7.9 million and $4.2 million during the three months ended July 31, 2018 and 2019 and $14.6 million and $15.7 million during the six months ended July 31, 2018 and 2019. As of July 31, 2019, there was $19.4 million of unrecognized stock-based compensation expense related to our 2015 ESPP, which is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2019	35,465,543	$8.34	5.4	$339,591
Options exercised	(3,862,965)	4.99
Options forfeited/canceled	(343,662)	15.49
Balance as of July 31, 2019	31,258,916	$8.67	3.9	$218,450
Vested and exercisable as of July 31, 2019	25,407,263	$7.54	4.8	$203,215

The aggregate intrinsic value of options vested and exercisable as of July 31, 2019 is calculated based on the difference between the exercise price and the closing price of $15.14 of our Class A common stock on July 31, 2019.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 31, 2019, total unrecognized employee compensation cost related to outstanding options was $20.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.

RSUs
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2019	21,917,550	$17.94	$392,515
Granted	8,792,982	19.81
Vested	(4,352,885)	16.38
Forfeited	(1,324,694)	18.47
Unvested balance as of July 31, 2019	25,032,953	$18.84	$378,999

During the three months ended July 31, 2018 and 2019, we recognized, $29.5 million and $40.4 million in stock-based compensation expense relating to RSUs. During the six months ended July 31, 2018 and 2019, we recognized $55.9 million and $77.7 million in stock-based compensation expense relating to RSUs. As of July 31, 2019, total unrecognized employee compensation cost related to unvested RSUs was $427.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
During the three and six months ended July 31, 2019, we issued 60,716 and 1,291,194 shares of performance restricted stock, at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 160%, of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled. During the six months ended July 31, 2019, we also issued 108,494 shares of additional restricted stock earned based on the actual attainment of previously issued performance restricted stock awards.

A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2019	2,267,569	$18.70	$40,612
Granted	1,399,688	20.30
Vested	(843,321)	19.85
Unvested balance as of July 31, 2019	2,823,936	$19.25	$42,754

All unvested restricted shares are subject to cancellation to the extent vesting conditions are not met. During the three months ended July 31, 2018 and 2019, we recognized $6.7 million and $7.4 million in stock-based compensation expense relating to restricted stock. During the six months ended July 31, 2018 and 2019, we recognized $10.2 million and $14.8 million in stock-based compensation expense relating to restricted stock. As of July 31, 2019,

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

total unrecognized employee compensation cost related to unvested restricted stock was $30.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Cost of revenue—product	$720	$954	$1,328	$1,931
Cost of revenue—support subscription	2,929	3,633	5,613	7,584
Research and development	22,232	29,108	43,322	57,353
Sales and marketing	17,269	16,055	31,209	34,369
General and administrative	10,504	8,654	16,137	19,324
Total stock-based compensation expense	$53,654	$58,404	$97,609	$120,561

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019

Net loss	$(60,123)	$(66,018)	$(124,427)	$(166,354)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	229,359	251,298	226,609	248,366
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.26)	$(0.55)	$(0.67)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Stock options to purchase common stock	40,920	31,739	42,923	32,852
Unvested RSUs	19,957	25,513	19,486	24,743
Restricted stock and early exercised stock options subject to repurchase	3,327	2,917	2,585	2,777
Shares related to Notes	21,884	21,884	13,783	21,884
Shares issuable pursuant to ESPP	1,154	720	1,127	720
Total	87,242	82,773	79,904	82,976

Note 12. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019
Interest income (1)	$4,783	$6,772	$6,654	$13,606
Interest expense (2)	(6,615)	(6,981)	(8,113)	(13,648)
Foreign currency transactions losses	(2,273)	(443)	(4,407)	(2,426)
Other income	73	—	835	—
Total other income (expense), net	$(4,032)	$(652)	$(5,031)	$(2,468)
____________________________________

(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income related to accretion (amortization) of the discount (premium) on marketable securities.

(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs and the contractual interest expense related to the Notes for the three and six months ended July 31, 2018 and 2019.

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
As of July 31, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2019.

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019

United States	$229,760	$294,596	$414,678	$523,535
Rest of the world	79,124	101,731	150,151	199,492
Total revenue	$308,884	$396,327	$564,829	$723,027
Long-lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	As of January 31, 2019	As of July 31, 2019

United States	$120,876	$121,454
Rest of the world	4,477	9,594
Total long-lived assets	$125,353	$131,048

Note 15. Subsequent events
Share Repurchase Program
In August 2019, our board of directors approved a share repurchase program. All material terms of this program are disclosed in Note 9 Stockholders’ Equity.
Departure of Officer
In August 2019, we announced that Timothy Riitters, our Chief Financial Officer, will be departing later this year. Mr. Riitters' departure is not related to any issues regarding the integrity of our financial statements, accounting policies and practices.

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
Since launching in 2012, our customer base has grown to approximately 6,600 customers, including over 40% of the Fortune 500. Our customers include enterprise and commercial organizations, cloud, global systems integrators, and service providers across a diverse set of industry verticals, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. Our data services are used for a broad set of use cases, including database applications, large-scale analytics, artificial intelligence / machine learning, private and public cloud infrastructure and webscale applications, virtual server infrastructure and virtual desktop infrastructure. Our data platform helps customers scale their businesses through real-time and more accurate analytics, increase employee productivity, improve operational efficiency, and deliver more compelling user experiences to their customers and partners. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented 10% or more of revenue in the three and six months ended July 31, 2018 and 2019.
We have continued to experience substantial growth, with revenue for the three months ended July 31, 2018 and 2019 of $308.9 million and $396.3 million, representing year-over-year growth of 28%. For the six months ended July 31, 2018 and 2019 our revenue was $564.8 million and $723.0 million, representing year-over-year growth of 28%. Our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $60.1 million and $66.0 million for the three months ended July 31, 2018 and 2019, and $124.4 million and $166.4 million for the six months ended July 31, 2018 and 2019.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 2,800 employees as of January 31, 2019 to over 3,300 employees as of July 31, 2019. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. Our revenue generated from customers outside of the United States was 27% and 28% for the six months ended July 31, 2018 and 2019.

As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and may incur negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.

Our Business Model
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement and is responsible for large account penetration, global account coordination, and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies, we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. One channel partner represented 10% or more of revenue for the three months ended July 31, 2018. No channel partner represented 10% or more for the three months ended July 31, 2019. No channel partner represented 10% or more of revenue for the six months ended July 31, 2018 and 2019.
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
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and is a strong driver of both initial purchase and additional purchases of our products. For customers that have been with us for at least 12 months as of July 31, 2019, for every $1 of initial product purchase, our top 25 customers on average spent approximately $9 on new product purchases in the first 18 months following their initial purchase.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019

Consolidated Statements of Operations Data:
Revenue:
Product	$241,137	$300,128	$436,586	$538,869
Support subscription	67,747	96,199	128,243	184,158
Total revenue	308,884	396,327	564,829	723,027
Cost of revenue:
Product (1)	78,262	92,870	144,682	169,462
Support subscription (1)	24,457	35,138	47,667	68,859
Total cost of revenue	102,719	128,008	192,349	238,321
Gross profit	206,165	268,319	372,480	484,706
Operating expenses:
Research and development (1)	84,031	107,020	162,523	212,095
Sales and marketing (1)	143,749	186,188	266,116	352,814
General and administrative (1)	33,591	40,016	60,921	82,126
Total operating expenses	261,371	333,224	489,560	647,035
Loss from operations	(55,206)	(64,905)	(117,080)	(162,329)
Other income (expense), net	(4,032)	(652)	(5,031)	(2,468)
Loss before provision for income taxes	(59,238)	(65,557)	(122,111)	(164,797)
Income tax provision	885	461	2,316	1,557
Net loss	$(60,123)	$(66,018)	$(124,427)	$(166,354)
____________________________________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019

Cost of revenue—product	$720	$954	$1,328	$1,931
Cost of revenue—support subscription	2,929	3,633	5,613	7,584
Research and development	22,232	29,108	43,322	57,353
Sales and marketing	17,269	16,055	31,209	34,369
General and administrative	10,504	8,654	16,137	19,324
Total stock-based compensation expense	$53,654	$58,404	$97,609	$120,561

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2019	2018	2019

Condensed Consolidated Statements of Operations Data:
Revenue:
Product	78.1%	75.7%	77.3%	74.5%
Support subscription	21.9	24.3	22.7	25.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	25.4	23.4	25.6	23.5
Support subscription	7.9	8.9	8.5	9.5
Total cost of revenue	33.3	32.3	34.1	33.0
Gross profit	66.7	67.7	65.9	67.0
Operating expenses:
Research and development	27.2	27.0	28.8	29.3
Sales and marketing	46.5	47.0	47.1	48.8
General and administrative	10.9	10.1	10.7	11.4
Total operating expenses	84.6	84.1	86.6	89.5
Loss from operations	(17.9)	(16.4)	(20.7)	(22.5)
Other income (expense), net	(1.3)	(0.2)	(0.9)	(0.3)
Loss before provision for income taxes	(19.2)	(16.6)	(21.6)	(22.8)
Income tax provision	0.3	0.1	0.4	0.2
Net loss	(19.5)%	(16.7)%	(22.0)%	(23.0)%

Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Product revenue	$241,137	$300,128	$58,991	24%	$436,586	$538,869	$102,283	23%
Support subscription revenue	67,747	96,199	28,452	42%	128,243	184,158	55,915	44%
Total revenue	$308,884	$396,327	$87,443	28%	$564,829	$723,027	$158,198	28%

Total revenue increased by $87.4 million, or 28%, during the three months ended July 31, 2019 compared to the three months ended July 31, 2018 and increased by $158.2 million, or 28%, during the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increases in product revenue for both periods were primarily driven by higher FlashArray and FlashBlade revenue, due to both repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 5,150 as of July 31, 2018 to approximately 6,600 as of July 31, 2019. The increases in support subscription revenue for both periods were primarily driven by an increase in maintenance and support subscription agreements sold with increased product sales, as well as increased recognition of deferred support subscription revenue contracts.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$78,262	$92,870	$14,608	19%	$144,682	$169,462	$24,780	17%
Support subscription cost of revenue	24,457	35,138	10,681	44%	47,667	68,859	21,192	44%
Total cost of revenue	$102,719	$128,008	$25,289	25%	$192,349	$238,321	$45,972	24%
Product gross margin	67.5%	69.1%			66.9%	68.6%
Support subscription gross margin	63.9%	63.5%			62.8%	62.6%
Total gross margin	66.7%	67.7%			65.9%	67.0%

Cost of revenue increased by $25.3 million, or 25%, during the three months ended July 31, 2019 compared to the three months ended July 31, 2018 and increased by $46.0 million, or 24%, during the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increases in product cost of revenue for both periods were primarily driven by increased product sales and, to a lesser extent, by the increased costs in our manufacturing operations associated with increased headcount. The increases in support subscription cost of revenue for both periods were primarily attributable to costs in our customer support organization as we continue to scale our business. Total headcount in these functions increased 32% from July 31, 2018 to July 31, 2019.
Total gross margin increased from 66.7% in the three months ended July 31, 2018 to 67.7% in the three months ended July 31, 2019 and increased from 65.9% in the six months ended July 31, 2018 to 67.0% in the six months ended July 31, 2019. Product gross margin increased 1.6 percentage points from the three months ended July 31, 2018 to the three months ended July 31, 2019 and increased 1.7 percentage points in the six months ended July 31, 2018 to the six months ended July 31, 2019, primarily driven by strong performance across our product lines and lower component costs. Support subscription gross margin remained relatively consistent in both the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2019.
Operating Expenses
Research and Development

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Research and development	$84,031	$107,020	$22,989	27%	$162,523	$212,095	$49,572	31%

Research and development expense increased by $23.0 million, or 27%, during the three months ended July 31, 2019 compared to the three months ended July 31, 2018, as we continued to develop technologies to enhance and expand our product offerings. The increase was primarily driven by a $19.2 million increase in employee compensation and related costs, including a $6.9 million increase in stock-based compensation expense, as headcount increased by 27% from July 31, 2018 to July 31, 2019. The remainder of the increase was primarily attributable to a $2.3 million increase in office and facilities-related expenses and, $1.9 million increase in outside service expenses.

Research and development expense increased by $49.6 million, or 31%, during the six months ended July 31, 2019 compared to the six months ended July 31, 2018, as we continued to develop new and enhanced product offerings. The increase was primarily driven by a $40.5 million increase in employee compensation and related costs, including a $14.0 million increase in stock-based compensation expense, as headcount increased 27% from July 31, 2018 to July 31, 2019. The remainder of the increase was primarily attributable to a $4.6 million increase in office and facilities related expenses, and a $4.3 million increase in outside services expense.

Sales and Marketing

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Sales and marketing	$143,749	$186,188	$42,439	30%	$266,116	$352,814	$86,698	33%

Sales and marketing expense increased by $42.4 million, or 30%, during the three months ended July 31, 2019 compared to the three months ended July 31, 2018, as we continue to grow our sales force and expand our international presence. The increase was primarily driven by a $34.6 million increase in employee compensation and related costs, including a $10.5 million increase in sales commission expense, as headcount increased by 43% from July 31, 2018 to July 31, 2019. . The remainder of the increase was primarily attributable to a $3.0 million increase in travel expenses, a $2.6 million increase in office and facilities-related expenses, a $1.6 million increase in marketing expenses and, a $0.7 million increase in outside service expenses to support our growth and international expansion.

Sales and marketing expense increased by $86.7 million, or 33%, during the six months ended July 31, 2019 compared to the six months ended July 31, 2018, as we grew our sales force and expanded our international presence. The increase was primarily driven by a $66.7 million increase in employee compensation and related costs, including $16.3 million increase in commissions and a $3.2 million increase in stock-based compensation expense, as headcount increased 43% from July 31, 2018 to July 31, 2019. The remainder of the increase was primarily attributable to a $7.8 million increase in travel and related costs, a $5.4 million increase in office and facilities-related expenses, a $4.6 million increase in marketing expenses, and a $2.4 million increase in outside services to support our growth and international expansion.

General and Administrative

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
General and administrative	$33,591	$40,016	$6,425	19%	$60,921	$82,126	$21,205	35%

General and administrative expense increased by $6.4 million, or 19%, during the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily attributable to a $3.2 million increase in office and facilities-related expenses, a $1.9 million increase in outside service expenses, and a $1.0 million increase in employee compensation and related costs due to increase in headcount of 26% from July 31, 2018 to July 31, 2019.

General and administrative expense increased by $21.2 million, or 35%, during the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to a $11.3 million increase in employee compensation and related costs, including a $3.2 million increase in stock-based compensation expense, as we increased our general and administrative headcount by 26% from July 31, 2018 to July 31, 2019, a $5.8 million increase in office and facilities-related expenses and, a $3.3 million increase in outside services costs.

Other Income (Expense), Net

	Three Months Ended July 31,		Change	Six Months Ended July 31,		Change
	2018	2019		$2018	2019	$
(dollars in thousands, unaudited)
Other income (expense), net	$(4,032)	$(652)	$3,380	$(5,031)	$(2,468)	$2,563

Other income (expense), net increased during the three months ended July 31, 2019 compared to the three months ended July 31, 2018 primarily due to an increase in interest income of $2.0 million from our increased cash, cash equivalents and marketable securities balances, as well as lower net foreign currency losses of $1.8 million.

Other income (expense), net increased during the six months ended July 31, 2019 compared to the six months ended July 31, 2018 primarily due to an increase in interest income of $7.0 million, as our cash, cash equivalents and marketable securities increased as well as lower net foreign exchange losses of $2.0 million as the U.S. dollar weakened relative to certain foreign currencies. The increase was partially offset by higher interest expense of $5.5 million associated with the amortization of debt discount and debt issuance costs in connection with the Notes issued in April 2018.

Income Tax Provision

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Income tax provision	$885	$461	$(424)	(48)%	$2,316	$1,557	$(759)	(33)%

The decrease in income tax provision during the three and six months ended July 31, 2019 compared to the three and six months ended July 31, 2018 was primarily driven by release of valuation allowance related to unrealized gains on available for sale securities.

Liquidity and Capital Resources
As of July 31, 2019, we had cash, cash equivalents and marketable securities of $1,182.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. We have generated significant operating losses since inception as reflected in our accumulated deficit of $1,248.3 million. We may continue to incur operating losses and negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
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
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our Class A common stock. The authorization allows us to repurchase shares of our Class A common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.
As of January 31, 2019, and July 31, 2019, we had letters of credit in the aggregate amount of $10.8 million and $11.6 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Six Months Ended July 31,
	2018	2019
Net cash provided by operating activities	$27,080	$55,459
Net cash used in investing activities	$(425,862)	$(267,483)
Net cash provided by financing activities	$526,197	$32,574

Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2019 was $55.5 million, which resulted primarily from non-cash charges for stock-based compensation of $120.6 million, depreciation and amortization of $43.6 million, amortization of the debt discount and debt issuance costs associated with our Notes of $13.3 million and net cash inflows of $44.0 million from changes in operating assets and liabilities, partially offset by a net loss of $166.4 million. The net cash inflows from changes in operating assets and liabilities were the result of a $71.0 million increase in deferred revenue, a $26.6 million decrease in accounts receivable, a $6.9 million decrease in inventory, and a decrease of $13.4 million in operating lease right-of-use assets, partially offset by a $30.8 million decrease in accounts payable, a $25.7 million decrease in accrued compensation and other liabilities, a $13.1 million decrease in operating lease liabilities, a $3.6 million increase in deferred commissions, and a $0.6 million increase in prepaid expenses and other assets. The increase in deferred revenue and deferred commissions and decrease in inventory were primarily due to new sales order growth during the six months ended July 31, 2019. The decreases in accounts receivable, accounts payable and accrued compensation and other liabilities were primarily attributable to timing of collections and payments.

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

Investing Activities
Net cash used in investing activities during the six months ended July 31, 2019 of $267.5 million resulted from net purchases of marketable securities of $157.4 million, capital expenditures of $53.2 million, net cash paid for our acquisition of Compuverde of $47.9 million and, intangible assets acquired of $9.0 million.

Net cash used in investing activities during the six months ended July 31, 2018 of $425.9 million resulted from capital expenditures of $42.7 million and net purchases of marketable securities of $383.1 million.
Financing Activities
Net cash provided by financing activities during the six months ended July 31, 2019 of $32.6 million was primarily attributable to $32.0 million in proceeds from issuance of common stock under our employee stock purchase plan (ESPP) and $19.3 million in proceeds from the exercise of stock options, partially offset by a $11.6 million repayment of debt assumed in connection with our acquisition of Compuverde and $7.2 million in tax withholdings on vesting of restricted stock.
Net cash provided by financing activities during the six months ended July 31, 2018 of $526.2 million was attributable to $562.1 million in net proceeds from issuance of our Notes, $29.1 million in proceeds from the exercise of stock options and $19.7 million in proceeds from the issuance of common stock under our ESPP, partially offset by a $64.6 million payment to purchase capped calls and a $20.0 million common stock repurchase in conjunction with the issuance of the Notes.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, asset-backed securities, and highly rated corporate debt. As of July 31, 2019, we had cash, cash equivalents and marketable securities of $1,182.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $9.9 million as of July 31, 2019.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at July 31, 2019 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $4.9 million as of July 31, 2019.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of July 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2019, we implemented changes to our lease accounting related internal controls to ensure compliance with the new leasing standards in accordance with Topic 842. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business, and an unfavorable resolution of any of these matters could negatively affect our future results of operations, cash flows or financial position. We are not presently party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 28% for the three months ended July 31, 2019, and our headcount increased from over 2,450 to over 3,300 employees from July 31, 2018 to July 31, 2019. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:

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
We have not achieved profitability for any year since our inception. We incurred a net loss of $178.4 million for the year ended January 31, 2019, and $166.4 million for the six months ended July 31, 2019, and we had an accumulated deficit of $1,081.9 million as of January 31, 2019 and $1,248.3 million as of July 31, 2019. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $28.66, through August 23, 2019. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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
We cannot guarantee that our recently announced share repurchase program will enhance shareholder value, and share repurchases could affect the price of our common stock.
In August 2019, our board of directors authorized a $150.0 million share repurchase program which will be funded from available working capital. The repurchase authorization has no fixed end date. Although our board of directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may negatively impact the price of our Class A common stock.
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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018
4.3	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2 hereto)	8-K	001-37570	4.2	4/10/2018
4.4	Reference is made to Exhibits 3.1 and 3.2
10.1*	Pure Storage, Inc. Amended and Restated 2015 Employee Stock Purchase Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.
+     Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE STORAGE, INC.

Date:	August 30, 2019	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 30, 2019	By:	/s/ TIMOTHY RIITTERS
Timothy Riitters
Chief Financial Officer (Principal Financial and Accounting Officer)