Form 10-Q
period 2019-10-31
Pure Storage, Inc.
filed 2019-12-09
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
OR
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

As of December 4, 2019, the registrant had 260,375,453 shares of its Class A common stock outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	As of January 31, 2019	As of October 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$447,990	$304,346
Marketable securities	749,482	936,969
Accounts receivable, net of allowance of $660 and $589 as of January 31, 2019 and October 31, 2019	378,729	362,115
Inventory	44,687	39,851
Deferred commissions, current	29,244	32,360
Prepaid expenses and other current assets	51,695	46,539
Total current assets	1,701,827	1,722,180
Property and equipment, net	125,353	130,236
Operating lease right-of-use assets	—	119,403
Deferred commissions, non-current	85,729	90,771
Intangible assets, net	20,118	61,028
Goodwill	10,997	36,420
Deferred income taxes, non-current	1,060	1,239
Restricted cash	15,823	15,287
Other assets, non-current	12,118	16,215
Total assets	$1,973,025	$2,192,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,462	$59,650
Accrued compensation and benefits	99,910	59,901
Accrued expenses and other liabilities	39,860	48,223
Operating lease liabilities, current	—	26,574
Deferred revenue, current	266,584	325,947
Total current liabilities	509,816	520,295
Convertible senior notes, net	449,828	470,014
Operating lease liabilities, non-current	—	100,023
Deferred revenue, non-current	269,336	317,251
Deferred tax liabilities, non-current	—	5,658
Other liabilities, non-current	6,265	1,588
Total liabilities	1,235,245	1,414,829
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized as of January 31, 2019 and October 31, 2019; no shares issued and outstanding as of January 31, 2019 and October 31, 2019	—	—
Class A and Class B common stock, par value of $0.0001 per share—2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized as of January 31, 2019 and October 31, 2019; 243,524 and 259,920 Class A shares issued and outstanding as of January 31, 2019 and October 31, 2019	24	26
Additional paid-in capital	1,820,043	2,051,093
Accumulated other comprehensive income (loss)	(338)	5,116
Accumulated deficit	(1,081,949)	(1,278,285)
Total stockholders’ equity	737,780	777,950
Total liabilities and stockholders’ equity	$1,973,025	$2,192,779

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019

Revenue:
Product	$298,863	$323,268	$735,449	$862,137
Support subscription	73,916	105,141	202,159	289,299
Total revenue	372,779	428,409	937,608	1,151,436

Cost of revenue:
Product	96,610	89,998	241,292	259,460
Support subscription	27,049	37,773	74,716	106,632
Total cost of revenue	123,659	127,771	316,008	366,092

Gross profit	249,120	300,638	621,600	785,344

Operating expenses:
Research and development	90,783	106,663	253,306	318,758
Sales and marketing	146,903	184,819	413,019	537,633
General and administrative	38,651	37,416	99,572	119,542
Total operating expenses	276,337	328,898	765,897	975,933

Loss from operations	(27,217)	(28,260)	(144,297)	(190,589)
Other income (expense), net	(2,889)	9	(7,920)	(2,459)
Loss before provision (benefit) for income taxes	(30,106)	(28,251)	(152,217)	(193,048)
Income tax provision (benefit)	(1,926)	1,731	390	3,288
Net loss	$(28,180)	$(29,982)	$(152,607)	$(196,336)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.12)	$(0.66)	$(0.78)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	235,205	255,047	229,505	250,618

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019

Net loss	$(28,180)	$(29,982)	$(152,607)	$(196,336)
Other comprehensive income (loss) net of tax:
Change in unrealized net gain (loss) on available-for-sale securities	(273)	1,707	(1,182)	5,454
Comprehensive loss	$(28,453)	$(28,275)	$(153,789)	$(190,882)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data, unaudited)

	Three Months Ended October 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of July 31, 2018	235,412	$24	$1,675,210	$(2,826)	$(1,028,014)	$644,394
Issuance of common stock upon exercise of stock options	2,366	—	14,312	—	—	14,312
Stock-based compensation expense	—	—	58,329	—	—	58,329
Vesting of restricted stock units	2,312	—	—	—	—	—
Common stock issued under employee stock purchase plan	1,269	—	13,746	—	—	13,746
Other comprehensive loss	—	—	—	(273)	—	(273)
Net loss	—	—	—	—	(28,180)	(28,180)
Balance as of October 31, 2018	241,359	$24	$1,761,597	$(3,099)	$(1,056,194)	$702,328

	Three Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of July 31, 2019	255,752	$26	$1,982,407	$3,409	$(1,248,303)	$737,539
Issuance of common stock upon exercise of stock options	934	—	6,715	—	—	6,715
Stock-based compensation expense	—	—	52,336	—	—	52,336
Vesting of restricted stock units	2,557	—	—	—	—	—
Net issuance of restricted stock	(93)	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(1,614)	—	—	(1,614)
Common stock issued under employee stock purchase plan	770	—	11,249	—	—	11,249
Other comprehensive income	—	—	—	1,707	—	1,707
Net loss	—	—	—	—	(29,982)	(29,982)
Balance as of October 31, 2019	259,920	$26	$2,051,093	$5,116	$(1,278,285)	$777,950

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share data, unaudited)

	Nine Months Ended October 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2018	220,979	$22	$1,479,883	$(1,917)	$(903,587)	$574,401
Issuance of common stock upon exercise of stock options	8,250	1	43,377	—	—	43,378
Stock-based compensation expense	—	—	155,938	—	—	155,938
Vesting of early exercised stock options	—	—	320	—	—	320
Vesting of restricted stock units	6,429	—	—	—	—	—
Common stock issued under employee stock purchase plan	3,380	—	33,444	—	—	33,444
Issuance of restricted stock	3,330	1	—	—	—	1
Repurchase of common stock	(1,009)	—	(20,000)	—	—	(20,000)
Purchase of capped calls	—	—	(64,630)	—	—	(64,630)
Equity component of convertible senior notes, net	—	—	133,265	—	—	133,265
Other comprehensive loss	—	—	—	(1,182)	—	(1,182)
Net loss	—	—	—	—	(152,607)	(152,607)
Balance as of October 31, 2018	241,359	$24	$1,761,597	$(3,099)	$(1,056,194)	$702,328

	Nine Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780
Issuance of common stock upon exercise of stock options	4,797	1	26,005	—	—	26,006
Stock-based compensation expense	—	—	170,542	—	—	170,542
Vesting of restricted stock units	6,884	1	(1)	—	—	—
Net issuance of restricted stock	972	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(8,787)	—	—	(8,787)
Common stock issued under employee stock purchase plan	3,743	—	43,291	—	—	43,291
Other comprehensive income	—	—	—	5,454	—	5,454
Net loss	—	—	—	—	(196,336)	(196,336)
Balance as of October 31, 2019	259,920	$26	$2,051,093	$5,116	$(1,278,285)	$777,950

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2018	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,607)	$(196,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,381	66,785
Amortization of debt discount and debt issuance costs	14,414	20,186
Stock-based compensation expense	155,938	174,790
Other	(5,037)	(483)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(62,623)	17,079
Inventory	(17,103)	2,722
Deferred commissions	(9,127)	(8,158)
Prepaid expenses and other assets	1,996	1,464
Operating lease right-of-use assets	—	19,962
Accounts payable	11,800	(35,244)
Accrued compensation and other liabilities	7,592	(31,011)
Operating lease liabilities	—	(19,020)
Deferred revenue	87,005	106,980
Net cash provided by operating activities	83,629	119,716
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(70,807)	(74,206)
Acquisitions, net of cash acquired	(13,899)	(51,594)
Purchase of intangible assets	—	(9,000)
Purchases of marketable securities	(558,248)	(640,024)
Sales of marketable securities	18,802	116,518
Maturities of marketable securities	156,049	345,657
Net cash used in investing activities	(468,103)	(312,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	43,342	25,804
Proceeds from issuance of common stock under employee stock purchase plan	33,444	43,291
Proceeds from issuance of convertible senior notes, net of issuance costs	562,062	—
Payment for purchase of capped calls	(64,630)	—
Repayment of debt assumed from acquisitions	(6,101)	(11,555)
Tax withholding on vesting of restricted stock	—	(8,787)
Repurchase of common stock	(20,000)	—
Net cash provided by financing activities	548,117	48,753
Net increase (decrease) in cash, cash equivalents and restricted cash	163,643	(144,180)
Cash, cash equivalents and restricted cash, beginning of period	258,820	463,813
Cash, cash equivalents and restricted cash, end of period	$422,463	$319,633

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	$406,641	$304,346
Restricted cash	15,822	15,287
Cash, cash equivalents and restricted cash, end of period	$422,463	$319,633
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,121	$3,398
Cash paid for interest	$371	$718
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$14,605	$5,202
Acquisition consideration held back to satisfy potential indemnification claims	$3,725	$—
Vesting of early exercised stock options	$320	$—

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
New fiscal year end
In September 2019, we adopted a fiscal year consisting of four 13-week quarters, which will be effective for our fourth quarter beginning on November 1, 2019 and ending on February 2, 2020. Each quarter will start on a Monday and end on a Sunday. Fiscal year 2021 will start on February 3, 2020 and end on January 31, 2021, and will be comprised of four fiscal quarters ending on May 3, 2020, August 2, 2020, November 1, 2020 and January 31, 2021, respectively. The updated calendar will occasionally include a 14-week fourth quarter, which will first occur in fiscal year 2022, starting on November 1, 2021 and ending on February 6, 2022.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets, property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, valuation of intangible assets and goodwill, the incremental borrowing rate we use to determine our operating lease liabilities. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. As of January 31, 2019 and October 31, 2019, we had restricted cash of $15.8 million and $15.3 million.
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
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Beginning balance (1)	$91,469	$118,568	$87,313	$114,973
Additions	31,884	34,071	71,887	82,381
Recognition of deferred commissions	(26,913)	(29,508)	(62,760)	(74,223)
Ending balance	$96,440	$123,131	$96,440	$123,131
____________________________________

(1) Balance as of January 31, 2018 was adjusted to reflect the adoption of ASC 606.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Of the $123.1 million total deferred commissions balance as of October 31, 2019, we expect to recognize approximately 26% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the three and nine months ended October 31, 2018 and 2019.
Operating Leases

We determine if an arrangement contains a lease at inception. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The operating lease right-of-use (ROU) asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. We have elected to not allocate the contract consideration for operating lease contracts with lease and non-lease components, and account for the lease and non-lease components as a single lease component.

Certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the lease cost. Lease cost is recognized on a straight-line basis over the lease term commencing on the date we have the right to use the leased property. We generally use the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that an extension or termination option will be exercised.

In addition, certain of our operating lease agreements contain tenant improvement allowances from our landlords. These allowances are accounted for as lease incentives and reduce our ROU asset and lease cost over the lease term.

For short-term leases with lease term no longer than twelve months, and do not include an option to purchase the underlying asset that we are reasonably certain to exercise, we recognize rent expense in our condensed consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but that have not yet been recognized as revenue and performance obligations pertaining to support subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Beginning balance (1)	$413,247	$607,263	$374,102	$535,920
Additions	122,681	142,164	290,463	400,605
Recognition of deferred revenue	(74,740)	(106,229)	(203,377)	(293,327)
Ending balance	$461,188	$643,198	$461,188	$643,198
____________________________________

(1) Balance as of January 31, 2018 was adjusted to reflect the adoption of ASC 606.
During the three and nine months ended October 31, 2018, we recognized $67.0 million and $151.4 million in revenue pertaining to deferred revenue as of the beginning of each period. During the three and nine months ended

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 31, 2019, we recognized $101.4 million and $213.2 million in revenue pertaining to deferred revenue as of the beginning of each period.
Total contracted but not recognized revenue was $810.8 million as of October 31, 2019. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. Of the $810.8 million contracted but not recognized revenue as of October 31, 2019, we expect to recognize approximately 41% over the next 12 months, and the remainder thereafter.
Revenue Recognition
We derive revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) support subscription revenue which includes customer support, hardware maintenance, and software upgrades on a when-and-if-available basis. Support subscription revenue also includes our Pure as-a-Service offerings, including the offering formerly known as Evergreen Storage Service (ES2).
Our product revenue is derived from the sale of storage hardware and operating system software that is integrated into the hardware. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers, and our channel partners do not stock our inventory.
Our support subscription revenue is derived from the sale of support subscription, which includes the right to receive unspecified software upgrades and enhancements on a when-and-if-available basis, bug fixes, parts replacement services related to the hardware, as well as access to our cloud-based management and support platform. Support subscription revenue is also derived from the sale of our Pure as-a-Service offerings. Revenue related to support revenue is recognized ratably over the contractual term, which generally ranges from one to six years and represents our performance obligations period. The vast majority of our products are sold with support subscription agreements, which typically commence upon transfer of control of the corresponding products to our customers. Costs to service the support subscription are expensed as incurred. In addition, our Evergreen Storage program provides our customers who continually maintain active support subscription agreements for three years with an included controller refresh with each additional three year support subscription renewal. In accordance with revenue recognition guidance, the controller refresh represents an additional performance obligation and the allocated revenue is recognized in the period in which these controllers are shipped.
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective for us beginning on February 3, 2020. We do not believe the adoption of this standard will have a material impact to our condensed consolidated financial statements.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which amended its conceptual framework to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-13 eliminates such disclosures around the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance also adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for us beginning February 3, 2020. We do not believe this standard will have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASC 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will be effective for us beginning February 3, 2020 and will be applied either retrospectively or prospectively. We plan to adopt this new accounting standard prospectively, and we do not expect the adoption will have a material impact on our condensed consolidated financial statements.

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

•Level 2 - Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.
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
In addition to our cash equivalents, marketable securities and restricted cash, we measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at October 31, 2019 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes as of October 31, 2019.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories as of January 31, 2019 and October 31, 2019 (in thousands):

	As of January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$43,038	$27,215	$—	$15,823
Level 2
U.S. government treasury notes	315,329	208	(315)	315,222	34,129	281,093	—
U.S. government agencies	69,114	17	(154)	68,977	9,983	58,994	—
Corporate debt securities	363,860	534	(757)	363,637	—	363,637	—
Foreign government bonds	7,965	36	—	8,001	—	8,001	—
Asset-backed securities	37,664	105	(12)	37,757	—	37,757	—
Total	$793,932	$900	$(1,238)	$836,632	$71,327	$749,482	$15,823

	As of October 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$20,372	$5,085	$—	$15,287
Level 2
U.S. government treasury notes	350,325	2,165	(30)	352,460	—	352,460	—
U.S. government agencies	42,120	331	(1)	42,450	—	42,450	—
Corporate debt securities	436,842	3,800	(10)	440,632	2,361	438,271	—
Foreign government bonds	14,988	131	(5)	15,114	—	15,114	—
Asset-backed securities	88,222	466	(14)	88,674	—	88,674	—
Total	$932,497	$6,893	$(60)	$959,702	$7,446	$936,969	$15,287

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	As of October 31, 2019
	Amortized Cost	Fair Value
Due within one year	$427,200	$429,154
Due in one to five years	502,936	507,815
Total	$930,136	$936,969

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our investments as of October 31, 2019 were temporary in nature. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position as of October 31, 2019, aggregated by investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$23,968	$(27)	$3,623	$(3)	$27,591	$(30)
U.S. government agencies	—	—	1,938	(1)	1,938	(1)
Corporate debt securities	11,532	(7)	10,366	(3)	21,898	(10)
Foreign government bonds	2,964	(5)	—	—	2,964	(5)
Asset-backed securities	16,130	(14)	—	—	16,130	(14)
Total	$54,594	$(53)	$15,927	$(7)	$70,521	$(60)

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
In addition, cash payments to former shareholders of Compuverde totaling $15.9 million are to be made over a two-year period and recognized as operating expense.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	As of January 31, 2019	As of October 31, 2019
Raw materials	$3,349	$3,163
Finished goods	41,338	36,688
Inventory	$44,687	$39,851
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	As of January 31, 2019	As of October 31, 2019
Test equipment	$170,930	$199,878
Computer equipment and software	117,330	139,188
Furniture and fixtures	6,980	8,483
Leasehold improvements	34,286	40,235
Total property and equipment	329,526	387,784
Less: accumulated depreciation and amortization	(204,173)	(257,548)
Property and equipment, net	$125,353	$130,236

Depreciation and amortization expense was $16.9 million and $20.6 million for the three months ended October 31, 2018 and 2019, and $49.8 million and $60.3 million for the nine months ended October 31, 2018 and 2019.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	As of January 31, 2019			As of October 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$10,125	$(6,572)	$3,553	$19,125	$(8,235)	$10,890
Developed technology	17,700	(1,135)	16,565	56,100	(5,962)	50,138
Intangible assets, net	$27,825	$(7,707)	$20,118	$75,225	$(14,197)	$61,028

Intangible assets amortization expense was $0.9 million and $2.6 million for the three months ended October 31, 2018 and 2019, and $1.6 million and $6.5 million for the nine months ended October 31, 2018 and 2019. As of October 31, 2019, the weighted-average remaining amortization period was 4.0 years for technology patents and 6.2 years for developed technology. Amortization of the technology patents is included in general and administrative expenses due to their defensive nature and amortization of developed technology is included in cost of product revenue in the condensed consolidated statements of operations.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of October 31, 2019, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Estimated Future Amortization Expense
Remainder of 2020	$2,771
2021	10,804
2022	9,846
2023	9,300
2024	9,300
Thereafter	19,007
Total	$61,028
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance as of January 31, 2019	$10,997
Goodwill acquired	25,423
Balance as of October 31, 2019	$36,420
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of January 31, 2019	As of October 31, 2019
Taxes payable	$7,146	$10,579
Accrued marketing	6,173	10,159
Accrued travel and entertainment expenses	3,570	3,054
Acquisition consideration held back	3,725	—
Other accrued liabilities	19,246	24,431
Total accrued expenses and other liabilities	$39,860	$48,223

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under the following circumstances:

•during any fiscal quarter commencing after the fiscal quarter ended on July 31, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

•during the five business day period after any five consecutive trading day period (the measurement period), in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day;

•if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•upon the occurrence of specified corporate events.

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Notes consisted of the following (in thousands):

As of October 31, 2019
Liability:
Principal	$575,000
Less: debt discount, net of amortization	(97,898)
Less: debt issuance costs, net of amortization	(7,088)
Net carrying amount of the Notes	$470,014

Stockholders' equity:
Allocated value of the conversion feature	$136,333
Less: debt issuance costs	(3,068)
Additional paid-in capital	$133,265

The total estimated fair value of the Notes as of October 31, 2019 was $602.8 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our Class A common stock of $19.46 on October 31, 2019, the if-converted value of the Notes of $425.9 million was less than its principal amount.

The following table sets forth total interest expense recognized related to the Notes for three and nine months ended October 31, 2018 and 2019 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Amortization of debt discount	$6,084	$6,431	$13,441	$18,824
Amortization of debt issuance costs	441	465	973	1,362
Total amortization of debt discount and debt issuance costs	6,525	6,896	14,414	20,186
Contractual interest expense	181	181	405	539
Total interest expense related to the Notes	$6,706	$7,077	$14,819	$20,725

Effective interest rate of the liability component	5.6%	5.6%	5.6%	5.6%

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

Note 7. Commitments and Contingencies
Operating Leases

As of October 31, 2019, we have various non-cancelable operating lease commitments for office facilities which as a result of the adoption of ASC 842, have been recorded as operating lease liabilities on our condensed consolidated balance sheet. Refer to Note 8—Leases for additional information regarding lease commitments.

Convertible Notes

The repayment of our Notes with an aggregate principal amount of $575.0 million is due on April 15, 2023. Refer to Note 6 for further information regarding our Notes.
Letters of Credit
In connection with a lease executed in January 2019, we issued a letter of credit of $0.5 million. As of January 31, 2019 and October 31, 2019, we had outstanding letters of credit in the aggregate amount of $10.8 million and $11.5 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet as of October 31, 2019.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8. Leases

We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the three months ended October 31, 2019, we amended an existing office facility lease to extend the lease term and add additional office space resulting in additional lease payments of $19.4 million. The components of lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
Fixed operating lease cost	$8,509	$25,220
Variable lease cost (1)	2,122	6,464
Short-term lease cost (12 months or less)	1,412	3,757
Total lease cost	$12,043	$35,441
——————————
(1) Variable lease cost for the three and nine months ended October 31, 2019 predominantly includes common area maintenance charges.

Future lease payments under our non-cancelable operating leases as of October 31, 2019 were as follows (in thousands):

Fiscal Years Ending January 31,	Operating Leases
The remainder of 2020	$8,359
2021	34,411
2022	28,489
2023	23,507
2024	17,782
Thereafter	42,051
Total future lease payments	154,599
Less: imputed interest	(28,002)
Present value of lease liabilities	$126,597

Future lease payments in the above table do not include a facility operating lease that has not commenced with undiscounted cash flows of $7.9 million. This lease will commence in fiscal year 2021 with a lease term of 12.4 years.

Supplemental cash flow information related to our operating leases for the nine months ended October 31, 2019 as well as the weighted-average remaining lease term and weighted-average discount rate as of October 31, 2019 were as follows:

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$24,403
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,937
Weighted-average remaining lease term (years)	5.71
Weighted-average discount rate	6.52%

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

Note 9. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. As of October 31, 2019, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2019, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. As of October 31, 2019, 259,920,406 shares of Class A common stock were issued and outstanding.
Common Stock Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our Class A common stock. The authorization allows us to repurchase shares of our Class A common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During the three months ended October 31, 2019, there were no repurchases of common stock.
Repurchase of Common Stock in connection with the Notes
Concurrent with the issuance of the Notes (see Note 6), we repurchased and retired 1,008,573 shares, or $20.0 million, of our Class A common stock at $19.83 per share, which was equal to the closing price per share of our Class A common stock on April 4, 2018, the date of the pricing of the offering of the Notes. The repurchased shares were recorded as a reduction of additional paid-in capital on the condensed consolidated balance sheet.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

2015 Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (2015 ESPP) became effective in connection with our IPO.
The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). In February 2019, we amended the ESPP on a prospective basis, to include an additional dollar cap of $7,500 per purchase period. The 2015 ESPP provides for a 24-month offering period beginning March 16th and September 16th of each year, and each offering period consists of four 6 months purchase periods, subject to a reset provision. If the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification. On each purchase date, eligible employees will purchase our Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (1) on the first trading day of the applicable offering period or (2) the purchase date. During the three months ended October 31, 2019, there was an ESPP reset that resulted in a modification charge of $11.4 million, which is recognized over the new offering period ending September 15, 2021.
We recognized stock-based compensation expense related to our 2015 ESPP of $11.6 million and $4.3 million during the three months ended October 31, 2018 and 2019 and $26.2 million and $20.0 million during the nine months ended October 31, 2018 and 2019. As of October 31, 2019, total unrecognized stock-based compensation cost related to 2015 ESPP was $33.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2019	35,465,543	$8.34	5.4	$339,591
Options exercised	(4,797,359)	5.42
Options forfeited/canceled	(468,544)	15.78
Balance as of October 31, 2019	30,199,640	$8.69	3.9	$325,184
Vested and exercisable as of October 31, 2019	25,550,655	$7.71	4.6	$300,257

The aggregate intrinsic value of options vested and exercisable as of October 31, 2019 is calculated based on the difference between the exercise price and the closing price of $19.46 of our Class A common stock on October 31, 2019.
As of October 31, 2019, total unrecognized employee compensation cost related to outstanding options was $15.0 million, which is expected to be recognized over a weighted-average period of 1.5 years.

RSUs
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2019	21,917,550	$17.94	$392,515
Granted	10,889,807	19.35
Vested	(6,910,339)	17.21
Forfeited	(2,239,739)	18.76
Unvested balance as of October 31, 2019	23,657,279	$18.72	$460,371

During the three months ended October 31, 2018 and 2019, we recognized $31.2 million and $41.0 million in stock-based compensation expense relating to RSUs. During the nine months ended October 31, 2018 and 2019, we recognized $87.1 million and $118.7 million in stock-based compensation expense relating to RSUs. As of October 31, 2019, total unrecognized employee compensation cost related to unvested RSUs was $405.8 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
During the nine months ended October 31, 2019, we issued 1,291,194 shares of performance restricted stock, at a target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 160%, of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled. During the nine months ended

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 31, 2019, we also issued 108,494 shares of additional restricted stock earned based on the actual attainment of previously issued performance restricted stock awards.

A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance as of January 31, 2019	2,267,569	$18.70	$40,612
Granted	1,399,688	20.30
Vested	(1,063,977)	19.32
Unvested balance as of October 31, 2019	2,603,280	$19.42	$50,660

All unvested restricted shares are subject to cancellation to the extent vesting conditions are not met. During the three months ended October 31, 2018 and 2019, we recognized $7.5 million and $4.4 million in stock-based compensation expense relating to restricted stock. During the nine months ended October 31, 2018 and 2019, we recognized $17.7 million and $19.2 million in stock-based compensation expense relating to restricted stock. As of October 31, 2019, total unrecognized employee compensation cost related to unvested restricted stock was $21.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Cost of revenue—product	$862	$912	$2,190	$2,843
Cost of revenue—support subscription	3,327	3,517	8,940	11,101
Research and development (1)	24,634	27,827	67,956	85,180
Sales and marketing	18,681	16,802	49,890	51,171
General and administrative	10,825	5,171	26,962	24,495
Total stock-based compensation expense	$58,329	$54,229	$155,938	$174,790
____________________________________

(1) Included in the three and nine months ended October 31, 2019 were $1.9 million and $4.2 million in deferred payments related to the Compuverde acquisition. See Note 4 for further details.

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019

Net loss	$(28,180)	$(29,982)	$(152,607)	$(196,336)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	235,205	255,047	229,505	250,618
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.12)	$(0.66)	$(0.78)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Stock options to purchase common stock	37,814	30,769	41,201	32,150
Unvested RSUs	19,493	24,251	19,488	24,544
Restricted stock and early exercised stock options subject to repurchase	3,277	2,732	2,938	2,762
Shares related to Notes	21,884	21,884	16,513	21,884
Shares issuable pursuant to ESPP	236	571	80	571
Total	82,704	80,207	80,220	81,911

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019
Interest income (1)	$5,497	$6,770	$12,151	$20,376
Interest expense (2)	(6,706)	(7,077)	(14,819)	(20,725)
Foreign currency transactions gains (losses)	(1,667)	97	(6,074)	(2,329)
Other income (expense)	(13)	219	822	219
Total other income (expense), net	$(2,889)	$9	$(7,920)	$(2,459)
____________________________________

(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.

(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs and the contractual interest expense related to the Notes.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of October 31, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended January 31, 2019.

Note 14. Segment Information
Our chief operating decision maker is a group comprised of our Chief Executive Officer, our Chief Financial Officer, and our Chief Operating Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations or operating results. Accordingly, we have a single reportable segment.

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019

United States	$263,488	$312,010	$678,166	$835,545
Rest of the world	109,291	116,399	259,442	315,891
Total revenue	$372,779	$428,409	$937,608	$1,151,436
Long-lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	As of January 31, 2019	As of October 31, 2019

United States	$120,876	$119,920
Rest of the world	4,477	10,316
Total long-lived assets	$125,353	$130,236

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
We were incorporated in October 2009 and are headquartered in Mountain View, California, with operations throughout the world. Our primary offerings include our FlashArray and FlashBlade products, inclusive of our Purity Operating Environment (Purity OE) software, our Pure1 cloud-based management and support software, FlashStack and Artificial Intelligence Ready Infrastructure (AIRI), our joint converged Infrastructure offerings, and our Pure as-a-Service offering, a cloud-like, storage consumption offering that enables customers to purchase on-premises or offsite-hosted private storage on a pay-per-month-per-terabyte basis, after a baseline commitment.
Since launching in 2012, our customer base has grown to more than 7,000 customers, including over 40% of the Fortune 500. Our customers include enterprise and commercial organizations, cloud, global systems integrators, and service providers across a diverse set of industry verticals, consumer web, education, energy, financial services, governments, healthcare, manufacturing, media, retail and telecommunications. Our data services are used for a broad set of use cases, including database applications, large-scale analytics, artificial intelligence / machine learning, private and public cloud infrastructure and webscale applications, virtual server infrastructure and virtual desktop infrastructure. Our data platform helps customers scale their businesses through real-time and more accurate analytics, increase employee productivity, improve operational efficiency, and deliver more compelling user experiences to their customers and partners. We define a customer as an end user that purchases our products and services either from one of our channel partners or from us directly. No end user customer represented 10% or more of revenue in the three and nine months ended October 31, 2018. One end user customer represented more than 10% of revenue in the three months ended October 31, 2019, and no end user customer represented 10% or more of revenue in the nine months ended October 31, 2019.
We have continued to experience substantial growth, with revenue for the three months ended October 31, 2018 and 2019 of $372.8 million and $428.4 million, representing year-over-year growth of 15%. For the nine months ended October 31, 2018 and 2019 our revenue was $937.6 million and $1,151.4 million, representing year-over-year growth of 23%. Our revenue growth rate may continue to decline as our business scales, even if our revenue continues to grow in absolute terms. We have continued to make significant expenditures and investments, including in personnel-related costs, sales and marketing, infrastructure and operations, and have incurred net losses in each period since our inception, including net losses of $28.2 million and $30.0 million for the three months ended October 31, 2018 and 2019, and $152.6 million and $196.3 million for the nine months ended October 31, 2018 and 2019.
Since our founding, we have invested heavily in growing our business. Our headcount increased from over 2,800 employees as of January 31, 2019 to over 3,350 employees as of October 31, 2019. We intend to continue to invest in our research and development organization to extend our technology leadership, enhance the functionality of our existing products and introduce new products. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity.
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
In addition, we intend to expand and continue to invest in our international operations, which we believe will be an important factor in our continued growth. Our revenue generated from customers outside of the United States was 28% and 27% for the nine months ended October 31, 2018 and 2019.
As a result of our strategy to increase our investments in research and development, sales, marketing, support and international expansion, we expect to continue to incur operating losses and may incur negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
Recent Developments

New fiscal year end

In September 2019, we adopted a fiscal year consisting of four 13-week quarters, which will be effective for our fourth quarter beginning on November 1, 2019 and ending on February 2, 2020. Each quarter will start on a Monday and end on a Sunday. Fiscal year 2021 will start on February 3, 2020 and end on January 31, 2021, and will be comprised of four fiscal quarters ending on May 3, 2020, August 2, 2020, November 1, 2020 and January 31, 2021, respectively. The updated calendar will occasionally include a 14-week fourth quarter, which will first occur in fiscal year 2022, starting on November 1, 2021 and ending on February 6, 2022.

Executive officers

In October 2019, Tim Riitters resigned as our Chief Financial Officer. Mr. Riitters will continue to provide transitional consulting services through February 2, 2020. In December 2019, Kevan Krysler joined as our Chief Financial Officer.

In November 2019, David Hatfield transitioned from President to Vice Chair and President Emeritus, and Paul Mountford joined as our Chief Operating Officer.
Our Business Model
We sell our data platform predominantly through a high touch, channel-fulfilled model. Our sales force works collaboratively with our global network of distribution and channel partners, which provides us broad sales reach while maintaining direct customer engagement and is responsible for large account penetration, global account coordination, and overall market development. Our channel partners help market and sell our products, typically with assistance from our sales force. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. In certain geographies, we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in the channel to add more partners and to expand our reach to customers through our channel partners’ relationships. One channel partner represented more than 10% of revenue for the three and nine months ended October 31, 2018. No channel partner represented 10% or more of revenue for the three months and nine months ended October 31, 2019.
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
The combination of our high-performance, all-flash products, our exceptional support and our innovative business model has had a substantial impact on customer success and loyalty and is a strong driver of both initial purchase and additional purchases of our products. For customers that have been with us for at least 12 months as of October 31, 2019, for every $1 of initial product purchase, our top 25 customers on average spent approximately $9 on new product purchases in the first 18 months following their initial purchase.
Trends in Our Business and Industry

Demand for Data in the Multi-Cloud Environment

In today’s multi-cloud environment, data is the strategic core that enables competitiveness and differentiation for businesses -- collecting vast amounts of data, analyzing it rapidly, discovering new insights, and ultimately delivering new innovations and experiences otherwise impossible without data. We continue to make significant investments in our business to enable data-centric architecture to support today and tomorrow’s volume and velocity of data and to ensure the performance and reliability required for new data-driven applications, while substantially reducing costs and complexity for our customers. We believe that the shift in consumption models, like our Pure as-a-Service offering, and in deployment models, as demonstrated by the desire for hybrid deployment technologies, like our Cloud Data Services, are at the core of the trend toward multi-cloud environments. Data-centric architecture supports a wide range of classic business applications as well as modern webscale-architecture applications enabling our customers can manage their existing applications more efficiently while they modernize their applications both on-premise and in the cloud.

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
We provide our support subscription services pursuant to support subscription agreements, which involve customer support, hardware maintenance and software upgrades for a period of generally one to six years. Support subscription services includes our Pure as-a-Service offerings. We recognize revenue from support subscription agreements ratably over the contractual service period. We expect our support subscription revenue to increase as we add new customers and our existing customers renew support subscription agreements.
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
Cost of support subscription revenue primarily consists of personnel costs associated with our customer support organization, parts replacement costs, allocated overhead costs and depreciation of computer equipment used for our Pure as-a-Service offerings. We expect our cost of support subscription revenue to increase in absolute dollars, as our support subscription revenue increases.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019

Consolidated Statements of Operations Data:
Revenue:
Product	$298,863	$323,268	$735,449	$862,137
Support subscription	73,916	105,141	202,159	289,299
Total revenue	372,779	428,409	937,608	1,151,436
Cost of revenue:
Product (1)	96,610	89,998	241,292	259,460
Support subscription (1)	27,049	37,773	74,716	106,632
Total cost of revenue	123,659	127,771	316,008	366,092
Gross profit	249,120	300,638	621,600	785,344
Operating expenses:
Research and development (1)	90,783	106,663	253,306	318,758
Sales and marketing (1)	146,903	184,819	413,019	537,633
General and administrative (1)	38,651	37,416	99,572	119,542
Total operating expenses	276,337	328,898	765,897	975,933
Loss from operations	(27,217)	(28,260)	(144,297)	(190,589)
Other income (expense), net	(2,889)	9	(7,920)	(2,459)
Loss before provision (benefit) for income taxes	(30,106)	(28,251)	(152,217)	(193,048)
Income tax provision (benefit)	(1,926)	1,731	390	3,288
Net loss	$(28,180)	$(29,982)	$(152,607)	$(196,336)
____________________________________

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019

Cost of revenue—product	$862	$912	$2,190	$2,843
Cost of revenue—support subscription	3,327	3,517	8,940	11,101
Research and development	24,634	27,827	67,956	85,180
Sales and marketing	18,681	16,802	49,890	51,171
General and administrative	10,825	5,171	26,962	24,495
Total stock-based compensation expense	$58,329	$54,229	$155,938	$174,790

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2019	2018	2019

Condensed Consolidated Statements of Operations Data:
Revenue:
Product	80.2%	75.5%	78.4%	74.9%
Support subscription	19.8	24.5	21.6	25.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	25.9	21.0	25.7	22.5
Support subscription	7.3	8.8	8.0	9.3
Total cost of revenue	33.2	29.8	33.7	31.8
Gross profit	66.8	70.2	66.3	68.2
Operating expenses:
Research and development	24.4	24.9	27.0	27.7
Sales and marketing	39.4	43.2	44.1	46.7
General and administrative	10.3	8.7	10.6	10.4
Total operating expenses	74.1	76.8	81.7	84.8
Loss from operations	(7.3)	(6.6)	(15.4)	(16.6)
Other income (expense), net	(0.8)	—	(0.8)	(0.2)
Loss before provision for income taxes	(8.1)	(6.6)	(16.2)	(16.8)
Income tax provision	(0.5)	0.4	0.1	0.3
Net loss	(7.6)%	(7.0)%	(16.3)%	(17.1)%

Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Product revenue	$298,863	$323,268	$24,405	8%	$735,449	$862,137	$126,688	17%
Support subscription revenue	73,916	105,141	31,225	42%	202,159	289,299	87,140	43%
Total revenue	$372,779	$428,409	$55,630	15%	$937,608	$1,151,436	$213,828	23%

Total revenue increased by $55.6 million, or 15%, during the three months ended October 31, 2019 compared to the three months ended October 31, 2018 and increased by $213.8 million, or 23%, during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increases in product revenue for both periods were primarily driven by higher FlashArray and FlashBlade revenue, due to both repeat purchases from existing customers and a growing number of new customers, partially offset by market pricing pressure due to decline in component costs. The number of customers grew from over 5,450 as of October 31, 2018 to over 7,000 as of October 31, 2019. The increases in support subscription revenue for both periods were primarily driven by an increase in maintenance and support subscription agreements sold with increased product sales, as well as increased recognition of deferred support subscription revenue contracts.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$96,610	$89,998	$(6,612)	(7)%	$241,292	$259,460	$18,168	8%
Support subscription cost of revenue	27,049	37,773	10,724	40%	74,716	106,632	31,916	43%
Total cost of revenue	$123,659	$127,771	$4,112	3%	$316,008	$366,092	$50,084	16%
Product gross margin	67.7%	72.2%			67.2%	69.9%
Support subscription gross margin	63.4%	64.1%			63.0%	63.1%
Total gross margin	66.8%	70.2%			66.3%	68.2%

Cost of revenue increased by $4.1 million, or 3%, during the three months ended October 31, 2019 compared to the three months ended October 31, 2018 and increased by $50.1 million, or 16%, during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The decrease in product cost of revenue during the three months ended October 31, 2019 was primarily driven by a decline in component costs, partially offset by increased product sales. The increase in product cost of revenue during the nine months ended October 31, 2019 was primarily driven by increased product sales, and to a lesser extent, by an increase in amortization of intangible assets. The increases in support subscription cost of revenue for both periods were primarily attributable to costs in our customer support organization as we continue to scale our business. Total headcount in these functions increased 28% from October 31, 2018 to October 31, 2019.
Total gross margin increased from 66.8% in the three months ended October 31, 2018 to 70.2% in the three months ended October 31, 2019 and increased from 66.3% in the nine months ended October 31, 2018 to 68.2% in the nine months ended October 31, 2019. Product gross margin increased 4.5 percentage points from the three months ended October 31, 2018 to the three months ended October 31, 2019 and increased 2.7 percentage points from the nine months ended October 31, 2018 to the nine months ended October 31, 2019, primarily driven by strong performance across our product lines and lower component costs. Support subscription gross margin remained relatively consistent in both the three and nine months ended October 31, 2018 compared to the nine months ended October 31, 2019.
Operating Expenses
Research and Development

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Research and development	$90,783	$106,663	$15,880	17%	$253,306	$318,758	$65,452	26%

Research and development expense increased by $15.9 million, or 17%, during the three months ended October 31, 2019 compared to the three months ended October 31, 2018, as we continued to develop technologies to enhance and expand our product offerings. The increase was primarily driven by a $13.3 million increase in employee compensation and related costs, including a $3.2 million increase in stock-based compensation expense, as headcount increased by 19% from October 31, 2018 to October 31, 2019. The remainder of the increase was primarily attributable to a $2.7 million increase in office and facilities-related expenses.

Research and development expense increased by $65.5 million, or 26%, during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, as we continued to develop technologies to enhance and expand our product offerings. The increase was primarily driven by a $53.8 million increase in employee compensation and related costs, including a $17.2 million increase in stock-based compensation expense, as headcount increased 19% from October 31, 2018 to October 31, 2019. The remainder of the increase was primarily attributable to a $7.2 million increase in office and facilities related expenses, and a $4.2 million increase in outside services expense.
Sales and Marketing

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Sales and marketing	$146,903	$184,819	$37,916	26%	$413,019	$537,633	$124,614	30%

Sales and marketing expense increased by $37.9 million, or 26%, during the three months ended October 31, 2019 compared to the three months ended October 31, 2018, as we continue to grow our sales force and expand our international presence. The increase was primarily driven by a $27.4 million increase in employee compensation and related costs, including a $7.0 million increase in sales commission expense, as headcount increased by 36% from October 31, 2018 to October 31, 2019. The remainder of the increase was primarily attributable to a $5.0 million increase in marketing events, a $3.9 million increase in travel and related costs, and a $2.7 million increase in office and facilities-related expenses, partially offset by a $1.0 million decrease in outside service expenses.

Sales and marketing expense increased by $124.6 million, or 30%, during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, as we continue to grow our sales force and expand our international presence. The increase was primarily driven by a $94.0 million increase in employee compensation and related costs, including a $23.3 million increase in sales commission expense and a $1.3 million increase in stock-based compensation expense, as headcount increased 36% from October 31, 2018 to October 31, 2019. The remainder of the increase was primarily attributable to a $11.6 million increase in travel and related costs, a $9.7 million increase in marketing sponsorships and events, a $8.0 million increase in office and facilities-related expenses, and a $1.3 million increase in outside service to support our growth and international expansion.
General and Administrative

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
General and administrative	$38,651	$37,416	$(1,235)	(3)%	$99,572	$119,542	$19,970	20%

General and administrative expense decreased by $1.2 million, or 3%, during the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The decrease was primarily attributable to a decrease of $5.7 million of stock-based compensation expense, partially offset by a $1.7 million increase in other employee compensation and related costs as headcount increased 15% from October 31, 2018 to October 31, 2019, a $1.7 million increase in outside service expenses, and a $1.1 million increase in office and facilities-related expenses. The decrease in stock-based compensation was primarily due to lower expense recognized related to certain performance restricted stock awards.

General and administrative expense increased by $20.0 million, or 20%, during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to a $7.7 million increase in employee compensation and related costs as we increased our general and administrative headcount increase by 15% from October 31, 2018 to October 31, 2019, a $6.9 million increase in office and facilities-related expenses, and a $5.0 million increase in outside service costs.

Other Income (Expense), Net

	Three Months Ended October 31,		Change	Nine Months Ended October 31,		Change
	2018	2019	$	2018	2019	$
(dollars in thousands, unaudited)
Other income (expense), net	$(2,889)	$9	$2,898	$(7,920)	$(2,459)	$5,461

Other income (expense), net increased during the three months ended October 31, 2019 compared to the three months ended October 31, 2018 primarily due to net increase in foreign currency gains of $1.8 million as well as an increase in interest income of $1.3 million from our increased cash, cash equivalents and marketable securities balances.

Other income (expense), net increased during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 primarily due to an increase in interest income of $8.2 million, as our cash, cash equivalents and marketable securities increased as well as lower net foreign exchange losses of $3.7 million. The increase was partially offset by higher interest expense of $5.9 million associated with the amortization of debt discount and debt issuance costs in connection with the Notes issued in April 2018.

Income Tax Provision (Benefit)

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2018	2019	$	%	2018	2019	$	%
(dollars in thousands, unaudited)
Income tax provision (benefit)	$(1,926)	$1,731	$3,657	(190)%	$390	$3,288	$2,898	743%

The increase in income tax provision during the three and nine months ended October 31, 2019 compared to the three and nine months ended October 31, 2018 was primarily attributable to a $3.7 million U.S. valuation allowance release related to the StorReduce acquisition in the three months ended October 31, 2018.

Liquidity and Capital Resources
As of October 31, 2019, we had cash, cash equivalents and marketable securities of $1,241.3 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. We have generated significant operating losses since inception as reflected in our accumulated deficit of $1,278.3 million. We may continue to incur operating losses and negative cash flows from operations in the near future and require additional capital resources to execute strategic initiatives to grow our business.
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
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our Class A common stock. The authorization allows us to repurchase shares of our Class A common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During the three months ended October 31, 2019, there were no repurchases of common stock.
As of January 31, 2019, and October 31, 2019, we had letters of credit in the aggregate amount of $10.8 million and $11.5 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	Nine Months Ended October 31,
	2018	2019
Net cash provided by operating activities	$83,629	$119,716
Net cash used in investing activities	$(468,103)	$(312,649)
Net cash provided by financing activities	$548,117	$48,753

Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2019 was $119.7 million, which mainly consisted of a net loss of $196.3 million, adjusted for non-cash charges including stock-based compensation of $174.8 million, depreciation and amortization of $66.8 million, amortization of the debt discount and debt issuance costs associated with our Notes of $20.2 million and net cash inflows of $54.8 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were the result of a $107.0 million increase in deferred revenue, a decrease of $20.0 million in operating lease right-of-use assets, a $17.1 million decrease in accounts receivable, a $2.7 million decrease in inventory, and a $1.5 million decrease in prepaid expenses and other assets, partially offset by a $35.2 million decrease in accounts payable, a $31.0 million decrease in accrued compensation and other liabilities, a $19.0 million decrease in operating lease liabilities, and a $8.2 million increase in deferred commissions. The increase in deferred revenue and deferred commissions were primarily due to new sales order growth during the nine months ended October 31, 2019. The decreases in accounts receivable, accounts payable, accrued compensation, other liabilities, and inventory were primarily attributable to timing of collections and payments.

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

Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2019 of $312.6 million resulted from net purchases of marketable securities of $177.8 million, capital expenditures of $74.2 million, net cash paid for our acquisitions of $51.6 million, and intangible assets acquired of $9.0 million.

Net cash used in investing activities during the nine months ended October 31, 2018 of $468.1 million resulted from net purchases of marketable securities of $383.4 million, capital expenditures of $70.8 million and acquisition payments of $13.9 million.
Financing Activities
Net cash provided by financing activities during the nine months ended October 31, 2019 of $48.8 million was primarily attributable to $43.3 million in proceeds from issuance of common stock under our employee stock purchase plan (ESPP) and $25.8 million in proceeds from the exercise of stock options, partially offset by a $11.6 million repayment of debt assumed in connection with our acquisition of Compuverde and $8.8 million in tax withholdings on vesting of restricted stock.
Net cash provided by financing activities during the nine months ended October 31, 2018 of $548.1 million was attributable to $562.1 million in net proceeds from issuance of our Notes, $43.3 million in proceeds from the exercise of employee stock options and $33.4 million in proceeds from issuance of common stock under the employee stock purchase plan, partially offset by a $64.6 million payment to purchase Capped Calls, a $20.0 million common stock repurchase in conjunction with the issuance of the Notes and a $6.1 million repayment of debt assumed from the StorReduce acquisition.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, asset-backed securities, and highly rated corporate debt. As of October 31, 2019, we had cash, cash equivalents and marketable securities of $1,241.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $10.1 million as of October 31, 2019.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at October 31, 2019 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $5.7 million as of October 31, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, as of October 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2019, we implemented changes to our lease accounting related internal controls to ensure compliance with the new leasing standards in accordance with Topic 842. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the nine months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 15% for the three months ended October 31, 2019, and our headcount increased from over 2,650 to over 3,350 employees from October 31, 2018 to October 31, 2019. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively:
•maintain and extend our product leadership;
•recruit, hire, train and manage qualified personnel, including sales personnel;
•maintain and further develop our partner relationships;
•enhance and expand our distribution and supply chain infrastructure;
•expand our support capabilities;
•forecast and control expenses;
•enhance and expand our international operations; and
•implement, improve and maintain our internal systems, procedures and controls.
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
We have not achieved profitability for any year since our inception. We incurred a net loss of $178.4 million for the year ended January 31, 2019, and $196.3 million for the nine months ended October 31, 2019, and we had an accumulated deficit of $1,081.9 million as of January 31, 2019 and $1,278.3 million as of October 31, 2019. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
We face intense competition from a number of established companies that sell competitive storage products. These competitors include Dell EMC, HP Enterprise, Hitachi Vantara, IBM, NetApp and others. Our competitors may have:
•greater name and brand recognition and longer operating histories;
•larger sales and marketing and customer support budgets and resources;
•broader distribution and established relationships with distribution partners and customers;
•the ability to bundle storage products with other products and services to address customers’ requirements;
•greater resources to make acquisitions;

•larger and more mature product and intellectual property portfolios; and
•substantially greater financial, technical and other resources.
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
As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products, and encourage our customers to adopt new products and features. For example, we announced our suite of Cloud Data Services, and Cloud Block Store, our enterprise-grade block storage offering delivered natively in the public cloud, is now generally available. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet our customers' needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. A variety of factors may cause our gross margins to fluctuate and make them difficult to predict, including:
•demand for our products;
•sales and marketing initiatives, discount levels, rebates and competitive pricing;
•changes in customer, geographic or product mix, including mix of product configurations;
•the cost of components, including NAND flash and DRAM, and freight;
•new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;
•excess inventory levels or purchase obligations as a result of changes in demand forecasts or product transitions;
•an increase in product returns, order rescheduling and cancellations;
•the timing of technical support service contracts and contract renewals;
•inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions; and
•product quality and serviceability issues.
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
Our operating results may fluctuate due to a variety of factors, a portion of which are outside of our control. As a result, comparing our results on a period-to-period basis may not be meaningful. Factors that are difficult to predict and that could cause our operating results to fluctuate include:
•the timing and magnitude of orders, shipments and acceptance of our products in any quarter, including product returns, order rescheduling and cancellations by our customers;
•fluctuations in demand and prices for our products;

•seasonality in our business or the markets we serve;
•our ability to control the costs of the components we use in our hardware products;
•our ability to timely adopt subsequent generations of components into our hardware products;
•disruption in our supply chains, component availability and related procurement costs;
•reductions in customers’ budgets for IT purchases;
•changes in industry standards in the data storage industry;
•our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;
•our ability to effectively manage product transitions as we introduce new products;
•any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;
•our ability to control costs, including our operating expenses; and
•future accounting pronouncements and changes in accounting policies.
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
We maintain operations outside of the United States, which we have been expanding and intend to continue to expand in the future. As a company headquartered in United States, conducting and expanding international operations subjects us to new costs and risks that we may not generally face in the United States. These include:
•exposure to foreign currency exchange rate risk;
•difficulties in collecting payments internationally, and managing and staffing international operations;
•establishing relationships with channel partners in international locations;
•increased travel, infrastructure and legal compliance costs associated with international locations;
•burdens of complying with a wide variety of laws associated with international operations, including taxes and customs;
•significant fines, penalties and collateral consequences if we or our partners fail to comply with anti-bribery laws;
•heightened risk of improper, unfair or corrupt business practices in certain geographies;
•potentially adverse tax consequences, including repatriation of earnings;
•increased financial accounting and reporting burdens and complexities;

•political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•reduced or varied protection for intellectual property rights in some countries.
The occurrence of any one of these risks could negatively affect our international operations, and consequently, our business, operating results and financial condition generally.
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
We expect that our revenue from support subscription agreements will increase as a percentage of total revenue over time. We are also increasing the number of our subscription-based offerings, such as Pure as-a-service although it is more difficult to predict the rate at which customers will adopt, and the rate at which our revenue will grow from, these new offerings. We recognize subscription revenue ratably over the term of the relevant period. As a result, much of the subscription revenue we report each quarter is derived from agreements that we sold in prior quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscriptions is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.

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
This reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:
•the inability to obtain an adequate supply of key components, including solid-state drives;
•price volatility for the components of our products;
•failure of a supplier to meet our quality or production requirements;
•failure of a supplier of key components to remain in business or adjust to market conditions; and
•consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components.
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
•Selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•Government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;
•Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, including in connection with an extended federal government shutdown, with funding reductions or delays adversely affecting public sector demand for our products and services;
•We sell our products to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations; and
•Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities
Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.
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
The trading price of our Class A common stock has been, and will likely continue to be, highly volatile. Since shares of our Class A common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $9.40 to $28.66, through December 4, 2019. Some of the factors, many of which are beyond our control, affecting our volatility may include:
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors;
•issuance or new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our Class A common stock;
•actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both;
•general economic conditions and trends;
•major catastrophic events;
•sales of large blocks of our stock; or
•departures of key personnel.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit stockholders from calling a special meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018
4.3	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2 hereto)	8-K	001-37570	4.2	4/10/2018
4.4	Reference is made to Exhibits 3.1 and 3.2
10.1*	Offer Letter, by and between Pure Storage, Inc. and Paul Mountford, dated October 15, 2019.
10.2*	Offer Letter, by and between Pure Storage, Inc. and Kevan Krysler, dated November 15, 2019.
10.3*	Consulting Agreement, by and between Pure Storage, Inc. and Timothy Riitters, dated October 7, 2019.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
+  Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE STORAGE, INC.

Date:	December 9, 2019	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 9, 2019	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial and Accounting Officer)