Form 10-K
period 2020-02-02
Pure Storage, Inc.
filed 2020-03-27
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2020
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
(800) 379-7873
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PSTG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2019, the last business day of the registrant's most recently completed second quarter, was approximately $3.6 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant's Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 23, 2020, the registrant had 267,028,936 shares of Class A common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 2, 2020.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, as well as channel programs, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, our expectations concerning relationships with third parties, including our partners, customers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the impact of public health epidemics or pandemics, such as the Coronavirus (COVID-19) pandemic.
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

PART I
Item 1. Business.

Overview
Data is foundational to our customers' digital transformation and we are focused on delivering innovative and disruptive technology and data storage solutions that enable customers to maximize the value of their data. We started with the vision of making flash storage available to enterprise organizations everywhere and established an entirely new customer experience including our innovative Evergreen Storage subscription that radically simplified storage ownership and reduced total cost of ownership for our customers.
Our solutions serve data workloads on-premise, in the cloud, or hybrid environments and include mission-critical production, test/development, analytics, disaster recovery, and backup/recovery.
Our Modern Data Experience vision begins with our portfolio of products and subscription services that is transforming and modernizing storage operations for our customers. Our Modern Data Experience vision extends to an innovative and highly-integrated data platform of products and subscription services, consisting of Cloud Data Infrastructure (integrated hardware and software appliances which run in on-premise data centers), Cloud Data Services (software services which run natively in major public cloud infrastructures), and Cloud Data Management (software hosted data management services to manage our entire platform). The Modern Data Experience is based on four key pillars: Fast Matters, Cloud Everywhere, Simple is Smart, and Subscription to Innovation.
Fast Matters - Speed is critical to customer experience and engagement, and therefore, we design our high-performance solutions to allow applications, analytics, and development to move and execute quickly in order for our customers to make impactful decisions. We redefine fast by delivering low-latency, high bandwidth, and maximum density technologies. For example, accelerating core applications enables rapid response and deployment which reduces costs while increasing enterprise resilience.
Cloud Everywhere - Providing our customers the opportunity to transform their data management to a full or hybrid cloud model. This model reduces costs and adds agility through an API-defined platform, a consistent on-premise and public cloud experience, seamless data mobility and comprehensive data protection. This multi-cloud environment delivers increased flexibility, fast global recovery, and minimized application downtime through automated response.
Simple is Smart - From day one, our storage solutions are designed to be simple, allowing our customers to reduce time spent managing the storage platform including issue resolution. Our storage dashboards present real-time and intuitive platform analytics; meanwhile, AI-based optimization proactively analyzes future workloads and global network issues to limit unforeseen infrastructure problems.
Subscription to Innovation - Delivering a subscription with low total cost of ownership, eliminating the need for forklift hardware replacements, and providing customizable capacity and mobility, whether on-premise, in the cloud or hybrid cloud.
Products and Subscription Services
We generate the majority of our revenues from our Cloud Data Infrastructure products and our Cloud Data Services and Cloud Data Management subscriptions which primarily include our Evergreen Storage subscription, Pure as-a-Service (PaaS), and Cloud Block Store.
Products
Our Cloud Data Infrastructure consists of deeply-integrated storage hardware and software solutions that enable cloud providers, enterprises, and governments to operate their global data infrastructure in the cloud. These solutions were built to be optimized for solid-state memory instead of the historical spinning hard drive media and achieve superior levels of performance and simplicity by deeply co-designing hardware, software, and cloud connectivity to create fully-integrated storage appliances.
Our Cloud Data Infrastructure products include FlashArray and FlashBlade integrated appliances, which incorporate our proprietary Purity Operating Environment (Purity OE) software, as described below.

FlashArray
FlashArray is our solution for running block-oriented storage, typically deployed for database, application, and virtual machine workloads. FlashArray was the industry’s first all-flash array and has helped drive the industry-wide transition from disk to flash. FlashArray is available in two varieties, FlashArray//X (//X), optimized for the highest performance Tier1 workloads, leveraging 3D TLC flash and Storage Class Memory (SCM), and FlashArray//C (//C), for capacity Tier2 workloads, optimized for the adoption of lower-cost QLC flash memory. These products both run the Purity//FA software, which has been fully-optimized for the unique characteristics of flash memory and offers both consistency and interoperability of data between //X and //C. FlashArray has a history of driving innovation in the all-flash array market, including in recent years, pioneering adoption of latest technologies such as NVMe, NVMe-oF, and QLC flash.
FlashBlade
FlashBlade is our solution for file and object storage, typically deployed for “big data'' applications such as real-time analytics, AI, log analytics, and data protection and recovery workloads. FlashBlade was the industry’s first all-flash array optimized for big data workloads and enables all-flash hardware to scale to multi-Petabyte scale deployments. FlashBlade is a scale-out system running the Purity//FB software and includes integrated software-defined networking to deliver revolutionary performance and simplicity. FlashBlade’s large scale and multiple protocols allows it to be deployed as a Data Hub, enabling customers to consolidate big data analytics, application development, webscale cloud applications, and backup and recovery workloads, delivering all-flash performance in a cost-effective manner.
FlashBlade is the industry's most advanced storage for unstructured data, consolidating complex data silos to optimize infrastructure and accelerate tomorrow's discoveries and insights.
FlashStack and AIRI
We also offer two all-flash converged infrastructure solutions, FlashStack and AIRI (AI-Ready Infrastructure). FlashStack, a joint solution with Cisco, bundles FlashArray and FlashBlade with Cisco UCS Servers and Networking to deliver a complete full-stack solution. AIRI, a joint solution with Nvidia, combines FlashBlade with Nvidia DGX AI Servers to create a turnkey infrastructure for artificial intelligence workloads.
Purity Operating Environment Software
The heart of our data platform is our proprietary Purity OE software that implements enterprise-class storage services such as data reduction, encryption and data protection, as well as protocol services such as block, file and object. Variants of Purity OE have been optimized for both our FlashArray and FlashBlade platforms. Our Purity OE software delivers the most granular and complete data reduction, which powers industry-leading total efficiency across a wide range of use cases and data types. Our software implements strong data-at-rest encryption of all data and is designed to maintain performance through failures. It also enables our arrays to be easily upgraded without scheduled downtime, setting new expectations for storage resilience. With our DirectFlash architecture, recent versions of Purity OE have been optimized to speak directly to raw NAND Flash, enabling us to overcome the inefficiencies of prior commodity SSD architectures.
Subscription Services
Our innovative subscription services deliver a full range of services to meet the IT and data needs for our customers and primarily include our Evergreen Storage subscription, PaaS, and Cloud Block Store.
Evergreen Storage Subscription and Pure1
Our Evergreen Storage subscription is often sold together with our Cloud Data Infrastructure solutions and significantly extends the life of our solutions. Our Evergreen Storage subscription eliminates disruptive data migrations and downtime through software upgrades and updates, onsite technical support, and the option of receiving hardware upgrades. This subscription includes Pure1, which is a cloud-based management and support offering that enables our customers, our support staff, and our partners to seamlessly and securely collaborate to maximize the reliability of our platform while minimizing management overhead and cost to the customer. This cloud-based platform removes the need for dedicated storage management infrastructure, enabling customers to monitor global storage operations from a mobile device and simplifying integration with other data center management solutions. Pure1's Global Insight technology also employs cutting-edge, real-time analytics and machine learning technologies to predictively identify potential issues enabling our support organization to proactively resolve incidents before they arise - leading to higher uptime and availability for our data platform. Pure1 META also enables customers to predict and receive intelligent advice on workload, interaction, and capacity performance.
Pure as-a-Service
PaaS enables customers to subscribe to defined services for their storage needs based on performance and capacity whether on-premise or in the public cloud. PaaS utilizes our Cloud Data Infrastructure and software technology, providing the customer with flexibility in how they consume and pay for their work-load needs. This includes enabling a customer to move their workloads between on-premise and cloud environments using our Cloud Block Store technology.
Cloud Block Store
Cloud Block Store provides industrial-strength block storage services, running natively in the public cloud on top of basic cloud storage. Cloud Block Store is based upon the same Purity OE software that is used in on-premise environments, enabling customers to easily achieve hybrid cloud workflows. Our Cloud Data Services are software-delivered, require no hardware running in the public cloud or internet co-location data centers, and are designed to be multi-cloud, presently supporting Amazon Web Services. Cloud Block Store provides customers with a consistent storage experience and flexibility to operate a hybrid cloud model, leveraging both on-premise and public cloud infrastructure.
Our Customers
Our global customer base is over 7,500 at the end of fiscal 2020, including approximately 44% of the Fortune 500. Large enterprises and smaller organizations with limited IT expertise or budget consume and benefit from using our technology. We have deployed our products and subscription services to customers across multiple industry verticals and geographies. We define a customer as an entity that purchases our products and services either from one of our channel partners or from us directly.
Sales and Marketing
Sales. We sell our products and subscription services using a direct sales force, including a specialized sales force for our key growth products, and our channel partners. Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support, solutions engineering and technical training. Our channel partners sell and market our products and subscription services in partnership with our direct sales force. This joint sales approach provides us with the benefit of direct relationships with our customers and expands our reach through the relationships of our channel partners. In certain geographies we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in our channel partners.
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
Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating product advantages and demand generation for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions, digital marketing and public relations.

Research and Development
Our research and development efforts are focused on innovation, building new features and functionality for our existing products and subscription services, developing software, and building new products. Our products integrate both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Our research and development teams are primarily based in Mountain View, California and Bellevue, Washington. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue investing globally in significant resources for our ongoing research and development efforts.
Manufacturing
Our contract manufacturers manufacture, assemble, test and package our products in accordance with our specifications. We provide our contract manufacturers with a rolling forecast for anticipated orders, which our contract manufacturers use to build finished products. The product mix and volumes are adjusted based on anticipated demand and actual sales and shipments in prior periods. Our contract manufacturers are generally able to respond to changes in our product mix or volume without significant delay or increased costs. We work closely with our contract manufacturers to meet our product delivery requirements and to manage the manufacturing process and quality control.
Backlog
We typically accept and ship orders within a short time frame. In general, customers may cancel or reschedule orders without penalty, and delivery schedules requested by customers in their purchase orders vary based upon each customer’s particular needs. As a result, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.
Seasonality
We generally experience seasonality as sales of our products and subscription services are generally lower during the first quarter of our fiscal year and highest during the last quarter of our fiscal year. As a result, we expect that our business and results of operations will fluctuate from quarter to quarter.
Competition
We operate in the intensely competitive data storage market that is characterized by constant change and innovation. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, performance scalability and enterprise features of storage systems. Our main competitors include legacy vendors, such as Dell EMC, Hitachi Vantara, HP Enterprise, IBM, and NetApp, each of which offer a broad range of systems targeting various use cases and end markets, and have the technical and financial resources to bring competitive products to market.
In addition, we compete against cloud providers and vendors of hyperconverged products. Some large-scale cloud providers, known for developing storage systems internally, offer alternatives to our products for a variety of customer workloads. Our market attracts new startups and more highly specialized vendors, as well as other vendors that may continue to acquire or bundle products that compete with our offerings. All of our competitors utilize a broad range of competitive strategies.
We believe the principal competitive factors in the storage market are as follows:
•Product features and enhancements, including ease of use, performance, reliability, scalability, and complementary product offerings;
•Product pricing and total cost of ownership;
•Product interoperability with customer networks and backup software;
•Global sales and distribution capability, including an ability to build and maintain senior customer relationships;
•Ability to take advantage of improvements in industry standard components; and
•Customer support and service.

We believe we generally compete favorably with our competitors on these factors as a result of our hardware and software, product capabilities, ability to deliver the benefits of all-flash storage to a broad set of customers, management simplicity, ease of use and differentiated customer support. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution and larger and more mature intellectual property portfolios.
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
We have over 2,000 issued patents and patent applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business.
Employees
We believe the expertise of our people and our culture is a key enabler of our technology leadership and overall success. We had over 3,400 employees worldwide at the end of fiscal 2020. None of our employees are represented by a labor union or covered by a collective bargaining arrangement.
Corporate Information
We were incorporated in Delaware in October 2009 as OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. Our website address is www.purestorage.com. Information contained on or accessible through our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.
Pure Storage, the “P” logo, AIRI, DirectFlash, Evergreen, FlashArray, FlashBlade, FlashStack, Pure as-a-Service, Pure Cloud Block Store, Pure1, Pure1 META, Purity Operating Environment and other trade names, trademarks or service marks of Pure Storage appearing in this report are the property of Pure Storage. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.
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

Item 1A. Risk Factors.
Investing in our Class A common stock, which we refer to as our "common stock", involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our consolidated financial statements and the related notes appearing in this annual report, before deciding to invest in our common stock. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. In such event, the trading price of our common stock could decline and investors might lose all or part of their investment.
Risks Related to Our Business and Industry
The rapidly evolving market for data storage products makes it difficult to forecast demand for our products.
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, performance scalability and enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. The introduction of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our storage platform could adversely affect the demand for our products. Offerings from large public cloud providers are expanding quickly and may serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend could reduce the demand for storage systems developed by original equipment manufacturers, such as us. It is difficult to predict with any precision customer adoption rates of new offerings, customer demand for our products or the future growth rate and size of our addressable market. A slowing or reduction in demand for our data storage products caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
Our business may be harmed by trends in the overall external storage market.
Despite ongoing data growth, the external storage market in which we compete has not experienced substantial growth in the past few years due to a combination of technology transitions, increased storage efficiency, competitive pricing dynamics and changing economic and business environments. Customers are rethinking how they consume IT, increasing spending toward the public cloud, software as a service, hyperconverged and converged infrastructure and software-defined storage. Any failure on our part to accurately predict trends, successfully update our product offerings or to adapt our sales programs to meet changing customer demands could harm our business, operating results and financial condition. The future impact of these trends on both the short-term and long-term growth of the overall external storage market is uncertain. Reductions in the overall external storage market or the specific markets in which we compete would harm our business and operating results.
We face intense competition from established companies and new entrants.
We face intense competition from a number of established companies that sell competitive storage products, including Dell EMC, HP Enterprise, Hitachi Vantara, IBM, NetApp and others. Our competitors may have:
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

We also compete against cloud providers and vendors of hyperconverged products, which combine compute, networking and storage. These providers are growing and expanding their product offerings, potentially displacing some demand for our products. In addition, some of our competitors offer bundled products and services in order to reduce the initial cost of their storage products. Further, some of our competitors offer their storage products either at significant discounts or even for free in competing against us.
Many competitors have developed or acquired competing storage technologies with features or data reduction technologies that directly compete with our products or have introduced business programs designed to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve their products, reduce their prices and introduce new features, services and technologies that may, or may claim to, offer greater value compared to our products. In addition, these developments may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against our current or future competitors.
Many of our competitors have long-standing relationships with key decision makers at current and prospective customers, which may inhibit our ability to compete.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our products. Additionally, most of our prospective customers have existing storage products supplied by our competitors who have an advantage in retaining the customer because, among other things, the incumbent vendor already understands the customer’s IT infrastructure, user demands and needs, or the customer is concerned about actual or perceived costs of switching to a new vendor and technology. If we are unable to successfully sell our products to new customers or persuade our customers to continue purchasing our products, we will not be able to maintain or increase our market share and revenue, which would adversely affect our business and operating results.
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

Our sales cycles can be long, unpredictable and expensive, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits of our products and often involves evaluation process that can result in a lengthy sales cycle, particularly for larger customers. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative and other delays. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. Since revenue from a product sale is not recognized until performance obligations are satisfied, a substantial portion of our sales late in a quarter may negatively impact the recognition of the associated revenue. Furthermore, our products come with a 30-day money back guarantee, allowing a customer to return a product within 30 days of receipt if the customer is not satisfied with its purchase for any reason. These factors, among others, make it difficult for us to predict when customers will purchase our products, which may adversely affect our operating results and cause our operating results to fluctuate. In addition, if sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results may suffer.
Sales to U.S. federal, state, local and foreign governments are subject to a number of challenges and risks that may adversely impact our business.
Sales to U.S. federal, state, local and foreign governmental agencies may in the future account for a significant portion of our revenue and sales to governmental agencies impose additional challenges and risks to our sales efforts. Government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, including in connection with an extended federal government shutdown, with funding reductions or delays adversely affecting public sector demand for our products and services. We sell our products to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.
Risks Related to Our Products and Subscription Services Offerings
If we fail to develop and introduce new or enhanced products successfully, our ability to attract and retain customers could be harmed.
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
As we introduce new or enhanced products, we must successfully manage product launches and transitions to the next generations of our products and encourage our customers to adopt new products and features. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet our customers' needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.

If we fail to manage the anticipated transition to subscription offerings successfully, our revenues and results of operation may be harmed.
We are now offering all of our products and services on a subscription basis, including our hardware and software products through Pure as-a-Service and Cloud Data Services. These business models are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain the profitability with these business models. Additionally, the subscription models offered by us and our competitors may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our business strategy, which includes subscription offerings, or anticipate the needs of our customers, our revenues and profitability could be negatively impacted.
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
We could face claims for product liability, tort or breach of warranty. We may not be able to enforce provisions in our contracts relating to warranty disclaimers and liability limitations. Defending a lawsuit, regardless of its merit, would be costly and could divert management’s attention and adversely affect the market’s perception of us and our products. Our business liability insurance coverage may be inadequate with respect to a claim and future coverage may not be available on acceptable terms or at all. These product-related issues could result in claims against us, and our business, operating results and financial condition could be harmed.
If we are unable to ensure that our products interoperate with third party operating systems, software applications and hardware, we may lose or fail to increase our market share.
Our products must interoperate with our customers’ infrastructure, specifically networks, servers, software and operating systems, which are offered by a wide variety of vendors. When new or updated versions of these operating systems or applications are introduced, we may need to develop updated versions of our software so that our products continue to interoperate properly. We may not deliver or maintain interoperability quickly, cost-effectively or at all as these efforts require capital investment and engineering resources. If we fail to maintain compatibility of our products with these infrastructure components, our customers may not be able to fully utilize our products, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our products, which may harm our business, operating results and financial condition.
Our products must conform to industry standards in order to be accepted by customers in our markets.
Generally, our products comprise only a part of an IT environment. The servers, network, software and other components and systems deployed by our customers must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in this ecosystem to conform to prevailing industry standards. These companies are often significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our customers. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, sales of our products could be adversely affected, which may harm our business.

Our ability to successfully market and sell our products is dependent in part on ease of use and the quality of our support offerings, and any failure to offer high-quality installation and technical support could harm our business.
Once our products are deployed by our customers, customers depend on our support organization to resolve technical issues relating to our products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain qualified personnel, as well as to engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our product and business reputation and on recommendations from our existing customers. Although our products are designed to be interoperable with existing servers and systems, we may need to provide customized installation and configuration support to our customers before our products become fully operational in their environments. Any failure to maintain or a market perception that we do not maintain, high-quality installation and technical support could harm our reputation, our ability to sell our products to existing and prospective customers and our business.
We rely on contract manufacturers to manufacture our products, and if we fail to manage our relationships with our contract manufacturers successfully, our business could be negatively impacted.
We rely on a limited number of contract manufacturers to manufacture our products, which reduces our control over the assembly process and exposes us to risks, such as reduced control over quality assurance, costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, our ability to timely ship products to our customers will be impaired, potentially on short notice, and our competitive position, reputation and financial results could be harmed. If we are required, for whatever reason, to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.
We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of our supply arrangements could delay shipments of our products and could harm our relationships with current and prospective customers.
We rely on a limited number of suppliers and, in some cases, on single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. For example, the CPUs utilized in our products are supplied by Intel Corporation (Intel), and neither we nor our contract manufacturers have an agreement with Intel for the procurement of these CPUs. Instead, we purchase the CPUs either directly from Intel or through a reseller on a purchase order basis. Intel or its resellers could stop selling to us at any time or could raise their prices without notice. While we actively monitor and manage our supply chain, we cannot anticipate the potential impact that new or current restrictions due to Coronavirus (COVID-19) may have on the manufacturing and shipment of our products.
This reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:
•the inability to obtain an adequate supply of key components, including flash;
•price volatility for the components of our products;
•failure of a supplier to meet our quality or production requirements;
•failure of a supplier of key components to remain in business or adjust to market conditions; and
•consolidation among suppliers, resulting in some suppliers exiting the industry, discontinuing the manufacture of components or increasing the price of components.
Further, some of the components in our products are sourced from component suppliers outside the United States, including from China. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, there have been discussions regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, and the United States and Chinese governments have announced import tariffs by both countries. If any new legislation and/or regulations are implemented, if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
As a result of these risks, we cannot assure investors that we will be able to obtain a sufficient supply of these key components in the future or that the cost of these components will not increase. If our supply of components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional components will be available when required or that components will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and harm our business, operating results and financial condition. We may not be able to continue to procure components at reasonable prices, which may require us to enter into longer-term contracts with component suppliers to obtain components at competitive prices. Any of the foregoing disruptions could increase our costs and decrease our gross margins, harming our business, operating results and financial condition.
If we do not manage the supply of our products and their components efficiently, our results of operation could be adversely affected.
Managing the supply of our products and underlying components is complex. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue, reduced product margins or loss of sales opportunities altogether. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
Risks Related to Our Operating Results or Financial Condition
We have experienced rapid growth in prior periods, and we may not be able to sustain or manage future growth effectively.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 21% for fiscal 2020 and our headcount increased from over 2,100 to over 2,800 employees at the end of fiscal 2018 to the end of fiscal 2019, and to over 3,400 employees at the end of fiscal 2020. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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

We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing heavily in our business, which may put pressure on near-term profitability.
We have not achieved profitability for any year since our inception. We incurred a net loss of $201.0 million for fiscal 2020, and we had an accumulated deficit of $1,282.9 million at the end of fiscal 2020. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
Our gross margins fluctuate from period to period due primarily to product costs, customer mix and product mix. A variety of factors may cause our gross margins to fluctuate and make them difficult to predict, including, but not limited to:
•sales and marketing initiatives, discount levels, rebates and competitive pricing;
•changes in customer, geographic or product mix, including mix of product configurations;
•the cost of components, including flash and DRAM, and freight;
•new product introductions and enhancements with higher product costs;
•excess inventory levels or purchase obligations as a result of changes in demand forecasts or product transitions;
•an increase in product returns, order rescheduling and cancellations;
•the timing of technical support service contracts and contract renewals; and
•inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand or support new product introductions.
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
•fluctuations or seasonality in demand and prices for our products;
•our ability to control the costs of the components we use or to timely adopt subsequent generations of components;
•disruption in our supply chains, component availability and related procurement costs;
•reductions in customers’ budgets for IT purchases;

•changes in industry standards in the data storage industry;
•our ability to develop, introduce and ship new products and product enhancements that meet customer requirements and to effectively manage product transitions;
•changes in the competitive dynamics of our markets, including new entrants or discounting of product prices;
•our ability to control costs, including our operating expenses;
•the impact of adverse economic conditions and the impact of public health epidemics or pandemics, such as the Coronavirus (COVID-19) pandemic; and
•future accounting pronouncements and changes in accounting policies.
The occurrence of any one of these factors could negatively affect our operating results in any particular quarter.
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
Existing customers may not renew their subscription services agreements after the initial period and, given changing customer purchasing preferences, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their available budget and the level of their satisfaction with our products, customer support and pricing compared to that offered by our competitors. If our customers renew their contracts, they may renew on terms that are less economically beneficial to us. If our customers do not renew their agreements or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.
We expect that revenue from subscription services will increase as a percentage of total revenue over time, and because we recognize this revenue over the term of the relevant contract period, downturns or upturns in sales of subscription services are not immediately reflected in full in our results of operations.
We expect that our revenue from subscription services will increase as a percentage of total revenue over time. We are also increasing the number of our subscription-based offerings, such as Pure as-a-Service, though it is more difficult to predict the rate at which customers will adopt, and the rate at which our revenue will grow from these new offerings. We recognize subscription services revenue ratably over the term of the relevant period. As a result, much of the subscription services revenue we report each quarter is derived from agreements that we sold in prior quarters. Consequently, a decline in new or renewed subscription services agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscription services is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription services revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to support business initiatives, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we undertake in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited and our prospects and financial condition could be harmed.
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
Risks Related to Our Operations
If we are unable to attract, motivate and retain sales, engineering and other key personnel, including our management team, we may not be able to increase our revenue and our business, operating results and financial condition could be harmed.
Our ability to increase our revenue depends on our ability to attract, motivate, and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we may need a significant amount of time to train new employees before they are effective and efficient in performing their jobs. From time to time, there may be changes in our management team, which could create short term uncertainty. All of our employees, including members of our management team and executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management or if they are unable to work effectively or at all due to the Coronavirus (COVID-19) pandemic, our business and operating results could suffer.
If we fail to adequately expand and optimize our sales force, our growth will be impeded.
We need to continue to expand and optimize our sales organization in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. We must design and implement effective sales incentive programs, and it can take time before new sales representatives are fully trained and productive. If we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of these investments or increase our revenue and our business and operating results could suffer.
Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
We believe that our company culture has been a critical contributor to our success. Our culture fosters innovation, creativity, teamwork, passion for customers and focus on execution, and facilitates critical knowledge transfer and knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures and those of incumbent vendors, is a key competitive advantage and differentiator for our customers and partners. As we grow and change, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
Our long-term success depends, in part, on sales outside of the United States, which subjects us to costs and risks associated with international operations.
We maintain operations outside of the United States, which we have been expanding and intend to continue to expand in the future. As a company headquartered in the United States, conducting and expanding international operations subjects us to costs and risks that we may not generally face in the United States, including:
•exposure to foreign currency exchange rate risk;
•difficulties in collecting payments internationally;
•managing and staffing international operations;
•public health pandemics or epidemics, such as the Coronavirus (COVID-19) pandemic;
•establishing relationships with channel partners in international locations;
•increased travel, infrastructure and legal compliance costs associated with international locations;
•requirements to comply with a wide variety of laws and regulations associated with international operations, including taxes and customs;
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
The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The new legislation decreased the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses, limitations on the deductibility of executive compensation, limitation or modification on the deductibility of certain business expenses, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and the introduction of a base erosion and anti-abuse tax. Regulations have been issued to provide interpretive guidance on certain provisions of the Tax Act, but there are still uncertainties as final regulations have not been issued for all provisions. The issuance of final regulations could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.
We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Given the passage of the Tax Act and other global tax developments, we continue to evaluate our corporate structure and intercompany relationships. Future changes to U.S. and global tax laws may adversely impact our effective tax rate.
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
There is a substantial amount of intellectual property litigation in the data storage industry, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding our intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. We have been, and may in the future be, subject to claims that we infringe upon the intellectual property rights of other intellectual property holders, particularly as we grow and face increasing competition.
Any intellectual property rights claim against us or our customers, suppliers, and channel partners, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management’s resources and attention from operating our business and could force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. An adverse determination also could invalidate our intellectual property rights, prevent us from manufacturing and selling our products and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We may not be able to re-engineer our products to avoid infringement, and we may have to seek a license for the infringed technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. Even if we were able to obtain a license, it could be non-exclusive, which may give our competitors access to the same technologies licensed to us. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of these events could harm our business and financial condition.
We currently have a number of agreements in effect with our customers, suppliers and channel partners pursuant to which we have agreed to defend, indemnify and hold them harmless from damages and costs which may arise from claims of infringement by our products of third-party patents, trademarks or other proprietary rights. The scope of these indemnity obligations varies but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights could harm our relationships with our customers, deter future customers from purchasing our products and expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement claims by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand, business and financial condition.
The success of our business depends in part on our ability to protect and enforce our intellectual property rights.
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 2,000 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that future patents issued to us, if any, will give us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable. Our issued and future patents may not provide sufficiently broad protection or may not be enforceable. Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and records, as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad.
Changes to the intellectual property law in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection, among other intellectual property rights. We cannot be certain that the steps we have taken will prevent theft, unauthorized use or the reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. Moreover, others may independently develop technologies that are competitive to ours or that infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
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
We use open source software in our products and expect to continue to use open source software in the future. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties in order to continue offering our products for certain uses or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may be required to discontinue providing some of our software if re-engineering cannot be accomplished on a timely basis, any of which could harm our business, operating results and financial condition.
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
Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, we have been subject to the EU General Data Protection Regulation, or GDPR, since May 2018 and to the California Consumer Privacy Act (CCPA) since January 2020. These and potentially other future privacy regulations may require us to make further changes to our policies and procedures in the future beyond what we have already done. Our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. We made changes to our data protection compliance program in relation to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. In addition, the CCPA places additional requirements on the handling of personal data and is currently subject to a revision and update process. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such regulations that impact the performance and competitiveness of our products and solutions.
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
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow of imports or exports. If we fail to obtain required import or export approval for our products or its various components, our international and domestic sales could be harmed and our revenue may be adversely affected. In many cases, we rely on vendors and channel partners to handle logistics associated with the import and export of our products, so our visibility and control over these matters may be limited. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which could harm our business, operating results and financial condition.
If we or our products suffer a cybersecurity or other security breach, we may lose customers and incur significant liabilities.
In the ordinary course of business, we store sensitive data on our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store their data. The security of our own networks and the intrusion protection features of our products are both critical to our operations and business strategy.
We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. While we use encryption and authentication technologies to secure the transmission and storage of data and prevent third-party access to data or accounts, these security measures are subject to third party security breaches, employee error, malfeasance, faulty password management or other irregularities. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks being accessed, publicly disclosed, lost or stolen.
Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions. The risk that these types of events could seriously harm our business is likely to increase as we expand our network of channel partners, resellers and authorized service providers and operate in more countries. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our products could decrease and we could be exposed to a risk of loss or litigation and possible liability.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
We may, from time to time, acquire complementary products, technologies or businesses, such as our acquisition of Compuverde AB in April 2019. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
General Risk Factors
Adverse economic conditions may harm our revenues and profitability.
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Global economic uncertainty and political and fiscal challenges in the United States and abroad can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, such as the Coronavirus (COVID-19) pandemic, political uncertainty in the Middle East and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, and to interruption by man-made factors such as computer viruses or terrorism or by the impact of public health epidemics or pandemics, such as the Coronavirus (COVID-19) pandemic.
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

In addition, man-made factors, such as acts of terrorism or malicious computer viruses, and public health epidemics or pandemics, such as the Coronavirus (COVID-19) pandemic, could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition could be harmed.
Risks Related to Our Notes
We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest. In addition, if a make-whole fundamental change (as defined in the indenture for the Notes) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.
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
If the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In connection with establishing their initial hedges of the capped call transactions, the option counterparties and/or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our common stock or the Notes at that time.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes or following any repurchase of notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the price of our common stock or the Notes.
The potential effect, if any, of these transactions and activities on the price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
Risks Related to Our Common Stock
The trading price of our common stock has been and may continue to be highly volatile, and an active, liquid, and orderly market for our common stock may not be sustained.
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $28.66, through March 23, 2020. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
•issuance or new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;
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
We cannot guarantee that our share repurchase program will enhance shareholder value, and share repurchases could affect the price of our common stock.
In August 2019, our board of directors authorized a $150.0 million share repurchase program, which is being funded from available working capital. The repurchase authorization has no fixed end date. Although our board of directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
The trading market for our common stock will likely be influenced by research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our stock, lowers their price target, or publishes unfavorable or inaccurate research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
We have never paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, investors may only receive a return on their investment in our common stock if the market price of our common stock increases.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:
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
Any provision of our amended and restated certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
Item 2. Properties.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock, which we refer to as our "common stock", trades publicly on the New York Stock Exchange (NYSE) under the ticker symbol “PSTG.” We previously had two classes of common stock outstanding — Class A common stock and Class B common stock. In December 2018, all outstanding shares of our Class B common stock automatically converted into the same number of shares of our Class A common stock. Prior to such date, our Class B common stock was not listed nor traded on any stock exchange.
Holders of Record
At the end of fiscal 2020, there were 56 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the fourth quarter of fiscal 2020 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
November 1 - November 30, 2019	$—	—	$150,000
December 1 - December 29, 2019	$17.04	400	$143,184
December 30 - February 2, 2020	$17.50	468	$135,000

(1) In August 2019, our board of directors authorized us to repurchase up to $150.0 million of our outstanding common stock under our share repurchase program. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part II, Item 7 in this Annual Report.

The following table summarizes our shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements for the fourth quarter of fiscal 2020 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
November 1 - November 30, 2019	$—	—	$—
December 1 - December 29, 2019	$17.01	70	$1,186
December 30 - February 2, 2020	$17.42	23	$406

Trading Plans
Our insider trading policy permits directors, officers, and other employees covered under the policy to establish, subject to certain conditions and limitations set forth in the policy, written trading plans which are intended to comply with Rule 10b5-1 under the Exchange Act, which permits automatic trading of our common stock or trading of our common stock by an independent person (such as a stockbroker) who is not aware of material, nonpublic information at the time of the trade.
Stock Performance Graph and Cumulative Total Return
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pure Storage, Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index. The graph assumes that $100 (with reinvestment of all dividends) was invested in our common stock and in each index on October 7, 2015, the date our common stock began trading on the NYSE, and its relative performance is tracked through the end of fiscal 2020. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data.
The selected consolidated statements of operations data for fiscal 2018, 2019 and 2020 and the consolidated balance sheet data at the end of fiscal 2019 and 2020 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2016 and 2017 and the consolidated balance sheet data at the end of fiscal 2016, 2017 and 2018 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended
	2016	2017	2018	2019	2020

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$375,733	$614,458	$834,454	$1,075,586	$1,238,654
Subscription services	64,600	124,713	190,308	284,238	404,786
Total revenue	440,333	739,171	1,024,762	1,359,824	1,643,440
Cost of revenue:
Product (1)	132,870	194,150	275,242	352,054	362,970
Subscription services (1)	35,023	58,129	78,539	105,474	146,916
Total cost of revenue	167,893	252,279	353,781	457,528	509,886
Gross profit	272,440	486,892	670,981	902,296	1,133,554
Operating expenses:
Research and development (1)	166,645	245,817	279,196	349,936	433,662
Sales and marketing (1)	240,574	347,695	464,049	584,111	728,022
General and administrative (1) (2)	75,402	84,652	95,170	137,506	163,153
Legal settlement (3)	—	30,000	—	—	—
Total operating expenses	482,621	708,164	838,415	1,071,553	1,324,837
Loss from operations	(210,181)	(221,272)	(167,434)	(169,257)	(191,283)
Other income (expense), net	(2,002)	1,627	11,445	(8,016)	(3,383)
Loss before provision for income taxes	(212,183)	(219,645)	(155,989)	(177,273)	(194,666)
Provision for income taxes	1,569	1,887	3,889	1,089	6,321
Net loss	$(213,752)	$(221,532)	$(159,878)	$(178,362)	$(200,987)
Net loss per share attributable to common stockholders, basic and diluted	$(2.59)	$(1.14)	$(0.76)	$(0.77)	$(0.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,460	194,714	211,609	232,042	252,820
_________________________________

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended
	2016	2017	2018	2019	2020

	(in thousands)
Cost of revenue—product	$276	$601	$1,630	$2,951	$3,732
Cost of revenue—subscription services	2,388	5,639	9,050	12,378	14,403
Research and development	31,135	63,495	71,229	92,484	107,658
Sales and marketing	16,966	34,317	47,687	66,350	67,560
General and administrative	7,460	12,616	21,077	36,482	33,352
Total stock-based compensation expense	$58,225	$116,668	$150,673	$210,645	$226,705
_________________________________
(2)Includes a one-time charge of $11.9 million for an equity grant to the Pure Good Foundation for fiscal 2016.

(3)Represents a one-time charge of $30.0 million for a legal settlement with Dell, Inc. in fiscal 2017.

	At the End of Fiscal
	2016	2017	2018	2019	2020

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$604,742	$183,675	$244,057	$447,990	$362,635
Marketable securities	—	362,986	353,289	749,482	936,518
Working capital	603,538	526,043	580,788	1,192,011	1,275,651
Total assets	870,783	928,352	1,123,995	1,973,025	2,364,204
Deferred revenue, current and non-current portion	216,204	272,963	374,102	535,920	697,288
Convertible senior notes, net	—	—	—	449,828	477,007
Total stockholders’ equity	563,354	537,201	574,401	737,780	830,118

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Investors should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled” Risk Factors” and in other parts of this Annual Report on Form 10-K. See also the section titled “Note Regarding Forward-Looking Statements” in this report. Our fiscal year end is the first Sunday after January 30.
Overview
Data is foundational to our customers' digital transformation and we are focused on delivering innovative and disruptive technology and data storage solutions that enable customers to maximize the value of their data. We started with the vision of making flash storage available to enterprise organizations everywhere and established an entirely new customer experience including our innovative Evergreen Storage subscription that radically simplified storage ownership and reduced total cost of ownership for our customers.
Our solutions serve data workloads on-premise, in the cloud, or hybrid environments and include mission-critical production, test/development, analytics, disaster recovery, and backup/recovery.
Our Modern Data Experience vision begins with our portfolio of products and subscription services that is transforming and modernizing storage operations for our customers. Our Modern Data Experience vision extends to an innovative and highly-integrated data platform of products and subscription services, consisting of Cloud Data Infrastructure (integrated hardware and software appliances which run in on-premise data centers), Cloud Data Services (software services which run natively in major public cloud infrastructures), and Cloud Data Management (software hosted data management services to manage our entire platform).
Revenue Drivers
We generate the majority of our revenues from our Cloud Data Infrastructure, including FlashArray and FlashBlade, and subscription services which primarily includes our Evergreen Storage subscription, Pure as-a-Service (PaaS), and Cloud Block Store.
Coronavirus (COVID-19)
We are actively monitoring, evaluating and responding to developments relating to the Coronavirus (COVID-19) pandemic. The global pandemic is resulting in significant global social and business disruption, and in response we are modifying the way we communicate and conduct business with our customers, partners and employees. We are an important supplier to many of our customers that provide products and services that are critical to maintaining the basic functioning needs of our society. We are actively working with many of our customers with urgent needs arising from the pandemic.
The extent and magnitude to which the pandemic will have on our business and operating results cannot be predicted at this time. We are currently supporting increased demands with certain customers arising as a result of the pandemic, but we have also seen lower demand levels in certain international countries that are significantly impacted by the pandemic. The volatility of our business is highly dependent on the severity and duration of the pandemic and its impact on our employees, customers, partners, and contract manufacturers. Also, certain of our customers or partners may be unable to fulfill their payment obligations to us.
On March 25, 2020, Charles Giancarlo, our Chairman and Chief Executive Officer, tested positive for the COVID-19 Coronavirus. Mr. Giancarlo continues to perform his responsibilities from home, along with most of our office-based employees, and has been self-quarantined at home since the end of day on March 13, 2020.
Pricing
During fiscal 2020, we experienced unparalleled significant pricing declines for key raw material components that we use in our products and solutions which had an adverse impact on sales. The impact of pricing declines of key raw materials, within a range, are generally more than offset by increased demand for our solutions. However, significant pricing declines within a short time period which occurred during fiscal 2020 outpaced increases in customer demand. Although we expect pricing of our raw materials to fluctuate, we currently do not expect pricing declines at the same levels that we experienced in fiscal 2020.
Change in Fiscal Year End
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters commencing with fiscal 2020 ended February 2, 2020. Each quarter will start on a Monday and end on a Sunday. Fiscal year 2021 will start on February 3, 2020 and end on January 31, 2021. The updated calendar will occasionally include a 14-week fourth quarter, which will first occur in fiscal year 2022, starting on November 1, 2021 and ending on February 6, 2022. We will not be required to file a transition report because this change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or Rule 15d-10 of the Securities Exchange Act of 1934, as amended, as the change in fiscal year commences within seven days of the prior fiscal year.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our FlashArray and FlashBlade products and Evergreen Storage, PaaS and Cloud Data Services subscription services. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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
We recognize revenue from Evergreen Storage subscription services agreements and PaaS ratably over the contractual service period and professional services as delivered. We expect our subscription services revenue to increase as we add new customers and our existing customers renew and expand their consumption and service levels.
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our raw material components, and personnel costs associated with our manufacturing operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, inventory write-offs, amortization of intangible assets pertaining to developed technology, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
Cost of subscription services revenue primarily consists of personnel costs associated with delivering our subscription and professional services, part replacements, allocated overhead costs and depreciation of infrastructure used to deliver our subscription services. We expect our cost of subscription services revenue to increase in absolute dollars, as our subscription services revenue increases.
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
Research and Development. Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expense to increase in absolute dollars and increase slightly as a percentage of revenue, as we continue to invest in new and existing technologies.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars and it may decrease as a percentage of revenue. We intend to continue expanding our sales force and increasing investments with our channel partners. We believe these costs will be offset by efficiencies as we scale
General and Administrative. General and administrative expenses consist primarily of compensation and related expenses for administrative functions including finance, legal, human resources, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expense to increase in absolute dollars and it may increase slightly as a percentage of revenue, as we continue to invest in the growth of our business.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities, interest expense from convertible notes and gains (losses) from foreign currency transactions.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded no U.S. federal current income tax and provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):
Revenue

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2018	2019	$	%	2019	2020	$	%
(in thousands)
Product revenue	$834,454	$1,075,586	$241,132	29%	$1,075,586	$1,238,654	$163,068	15%
Subscription services revenue	190,308	284,238	93,930	49%	284,238	404,786	120,548	42%
Total revenue	$1,024,762	$1,359,824	$335,062	33%	$1,359,824	$1,643,440	$283,616	21%

Total revenue increased in fiscal 2020 by $283.6 million, or 21%, compared to fiscal 2019, despite being adversely impacted by significant accelerated declines in prices of certain key components that we use in our solutions. The increase in product revenue during fiscal 2020 compared to fiscal 2019 was driven by multiple factors including increased sales of our new products such as Flashblade and FlashArray//C, sales of larger FlashArray systems, increases in repeat purchases from existing customers and purchases from new customers. Our customer base grew from over 5,800 at the end of fiscal 2019 to over 7,500 at the end of fiscal 2020. The increase in subscription services revenue was primarily driven by an increase in sales of our Evergreen Storage subscription services sold separately and included with our product sales, PaaS, and to a lesser extent Cloud Block Store sales, as well as increased recognition of deferred subscription services revenue contracts.
Total revenue increased by $335.1 million, or 33%, during fiscal 2019 compared to fiscal 2018. The increase in product revenue was primarily driven by repeat purchases from existing customers and a growing number of new customers. The number of customers grew from over 4,500 at the end of fiscal 2018 to over 5,800 at the end of fiscal 2019. The increase in subscription services revenue was primarily driven by increased sales of our Evergreen Storage services sold separately and included with our product sales, as well as increased recognition of deferred subscription services revenue contracts.

Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but that have not yet been recognized as revenue and performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2019	2020
Beginning balance	$374,102	$535,920
Additions	448,471	569,816
Recognition of deferred revenue	(286,653)	(408,448)
Ending balance	$535,920	$697,288

During fiscal 2019 and 2020, we recognized $191.1 million and $267.0 million, respectively, in revenue that was included in deferred revenue as of the beginning of each period.
Total contracted but not recognized revenue was $880.7 million at the end of fiscal 2020. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Of the $880.7 million contracted but not recognized revenue at the end of fiscal 2020, we expect to recognize approximately 42% over the next 12 months, and the remainder thereafter.

Cost of Revenue and Gross Margin

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2018	2019	$	%	2019	2020	$	%
(in thousands)
Product cost of revenue	$273,612	$349,103	$75,491	28%	$349,103	$359,238	$10,135	3%
Stock based Compensation	1,630	2,951	1,321	81%	2,951	3,732	781	26%
Total expenses	$275,242	$352,054	$76,812	28%	$352,054	$362,970	$10,916	3%
% of Product revenue	33%	33%			33%	29%

Subscription services cost of revenue	$69,489	$93,096	$23,607	34%	$93,096	$132,513	$39,417	42%
Stock based Compensation	9,050	12,378	3,328	37%	12,378	14,403	2,025	16%
Total expenses	$78,539	$105,474	$26,935	34%	$105,474	$146,916	$41,442	39%
% of Subscription services revenue	41%	37%			37%	36%

Total cost of revenue	$353,781	$457,528	$103,747	29%	$457,528	$509,886	$52,358	11%
% of Revenue	35%	34%			34%	31%

Product gross margin	67%	67%			67%	71%
Subscription services gross margin	59%	63%			63%	64%
Total gross margin	65%	66%			66%	69%
Cost of revenue increased by $52.4 million, or 11%, for fiscal 2020 compared to fiscal 2019. The increase in product cost of revenue was primarily driven by increased sales and, to a lesser extent, by the increased costs in our manufacturing operations associated with increased headcount and an increase in the amortization of intangible assets. Cost of revenue and gross margins during fiscal 2020 benefited from significant price reductions for certain key raw materials that we use for our solutions and sales of our larger FlashArray systems. The increase in subscription services cost of revenue was primarily attributable to costs in our customer support organization as this business grows.
Cost of revenue increased by $103.7 million, or 29%, for fiscal 2019 compared to fiscal 2018. The increases in product cost of revenue and gross margin were primarily driven by increased sales and, to a lesser extent, by the increased costs in our manufacturing operations associated with increased headcount. The increase in subscription services cost of revenue was primarily attributable to costs in our customer support organization as we continue to scale our business.

Operating Expenses
Research and Development

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2018	2019	$	%	2019	2020	$	%

(in thousands)
Research and development	$207,967	$257,452	$49,485	24%	$257,452	$326,004	$68,552	27%
Stock based compensation	71,229	92,484	21,255	30%	92,484	107,658	15,174	16%
Total expenses	$279,196	$349,936	$70,740	25%	$349,936	$433,662	$83,726	24%
% of Total revenue	27%	26%			26%	26%
Research and development expense increased by $83.7 million, or 24%, during fiscal 2020 compared to fiscal 2019, as we continued to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $70.9 million increase in employee compensation and related costs, including a $15.2 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $8.2 million increase in office and facilities related costs, and a $4.4 million increase in outside services expenses.
Research and development expense increased by $70.7 million, or 25%, during fiscal 2019 compared to fiscal 2018, as we continued to develop technologies to enhance and expand our product offerings. The increase was primarily driven by a $60.6 million increase in employee compensation and related costs, including a $21.3 million increase in stock-based compensation expense. The increase in stock-based compensation expense was also due to restricted stock units granted to employees from the StorReduce acquisition in August 2018. The remainder of the increase was primarily attributable to a $6.2 million increase in outside services expenses, and a $5.6 million increase in office and facilities related costs.
Sales and Marketing

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2018	2019	$	%	2019	2020	$	%

(in thousands)
Sales and marketing	$416,362	$517,761	$101,399	24%	$517,761	$660,462	$142,701	28%
Stock based compensation	47,687	66,350	18,663	39%	66,350	67,560	1,210	2%
Total expenses	$464,049	$584,111	$120,062	26%	$584,111	$728,022	$143,911	25%
% of Total revenue	45%	43%			43%	44%
Sales and marketing expense increased by $143.9 million, or 25%, during fiscal 2020 compared to fiscal 2019, as we continue to grow our sales force and expand our international presence. The increase was primarily driven by an increase of $115.5 million in employee compensation and related costs, including a $24.5 million increase in sales commission expense and a $1.2 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $14.6 million increase in travel related costs, a $9.1 million increase in office and facilities related costs, and a $4.3 million increase in marketing and brand awareness program costs.
Sales and marketing expense increased by $120.1 million, or 26%, during fiscal 2019 compared to fiscal 2018, as we continue to grow our sales force and expand international presence. The increase was primarily driven by an increase of $93.3 million in employee compensation and related costs, including a $15.0 million increase in sales commission expense and a $18.7 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $7.0 million increase in outside services expense, a $6.9 million increase in marketing and brand awareness program costs, a $6.8 million increase in travel expenses, and a $6.2 million increase in office and facilities related costs.

General and Administrative

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2018	2019	$	%	2019	2020	$	%

(in thousands)
General and administrative	$74,093	$101,024	$26,931	36%	$101,024	$129,801	$28,777	28%
Stock based compensation	21,077	36,482	15,405	73%	36,482	33,352	(3,130)	(9)%
Total expenses	$95,170	$137,506	$42,336	44%	$137,506	$163,153	$25,647	19%
% of Total revenue	9%	10%			10%	10%
General and administrative expense increased by $25.6 million, or 19%, during fiscal 2020 compared to fiscal 2019. The increase was primarily driven by an increase of $11.4 million in employee compensation and related costs. The remainder of the increase was primarily attributable to a $8.0 million increase in office and facilities related costs and an increase of $5.1 million in outside services expenses. The decrease in stock-based compensation was primarily due to lower expense recognized related to certain performance restricted stock awards and increased forfeitures.
General and administrative expense increased by $42.3 million, or 44%, during fiscal 2019 compared to fiscal 2018. The increase was primarily driven by an increase of $28.8 million in employee compensation and related costs, including an increase of $15.4 million in stock-based compensation expense. The remainder of the increases was primarily attributable to a $7.0 million office and related costs, and an increase of $6.1 million in outside services expenses.
Other Income (Expense), Net

	Fiscal Year Ended		Change	Fiscal Year Ended		Change
	2018	2019	$	2019	2020	$

(in thousands)
Other income (expense), net	$11,445	$(8,016)	$(19,461)	$(8,016)	$(3,383)	$4,633
% of Total revenue	1%	(1)%		(1)%	—%

Other income (expense), net increased during fiscal 2020 compared to fiscal 2019 primarily attributable to an increase in interest income of $9.2 million from our cash, cash equivalents and marketable securities and a $1.8 million reduction in net foreign exchange losses, partially offset by an increase in interest expense of $6.3 million related to our convertible senior notes (Notes).
Other income (expense), net decreased during fiscal 2019 compared to fiscal 2018 primarily attributable to interest expense of $21.6 million related to the Notes and a $11.2 million increase in net losses from foreign currency transactions as the U.S. dollar strengthened relative to certain foreign currencies, partially offset by an increase in interest income of $12.6 million from our cash, cash equivalents and marketable securities.
Provision for Income Taxes

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2018	2019	$	%	2019	2020	$	%

(in thousands)
Provision for income taxes	$3,889	$1,089	$(2,800)	(72)%	$1,089	$6,321	$5,232	480%
% of Total revenue	—%	—%			—%	—%
The provision for income taxes increased during fiscal 2020 compared to fiscal 2019 primarily attributable to the fiscal 2019 U.S. valuation allowance release of $3.7 million related to the StorReduce acquisition and higher foreign income taxes during fiscal 2020.
The provision for income taxes decreased during fiscal 2019 compared to fiscal 2018 primarily attributable to a $3.7 million U.S. valuation allowance release related to the StorReduce acquisition, partially offset by higher foreign income taxes.

Quarterly Results of Operations
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended February 2, 2020, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Fiscal Quarter Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	February 2, 2020

	(unaudited, in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$195,449	$241,137	$298,863	$340,137	$238,741	$300,128	$323,268	$376,517
Subscription services	60,496	67,747	73,916	82,079	87,959	96,199	105,141	115,487
Total revenue	255,945	308,884	372,779	422,216	326,700	396,327	428,409	492,004
Cost of revenue:
Product (1)	66,420	78,262	96,610	110,762	76,592	92,870	89,998	103,510
Subscription services (1)	23,210	24,457	27,049	30,758	33,721	35,138	37,773	40,284
Total cost of revenue	89,630	102,719	123,659	141,520	110,313	128,008	127,771	143,794
Gross profit	166,315	206,165	249,120	280,696	216,387	268,319	300,638	348,210
Operating expenses:
Research and development (1)	78,492	84,031	90,783	96,630	105,075	107,020	106,663	114,904
Sales and marketing (1)	122,367	143,749	146,903	171,092	166,626	186,188	184,819	190,389
General and administrative (1)	27,330	33,591	38,651	37,934	42,110	40,016	37,416	43,611
Total operating expenses	228,189	261,371	276,337	305,656	313,811	333,224	328,898	348,904
Loss from operations	(61,874)	(55,206)	(27,217)	(24,960)	(97,424)	(64,905)	(28,260)	(694)
Other income (expense), net	(999)	(4,032)	(2,889)	(96)	(1,816)	(652)	9	(924)
Loss before provision (benefit) for income taxes	(62,873)	(59,238)	(30,106)	(25,056)	(99,240)	(65,557)	(28,251)	(1,618)
Provision (benefit) for income taxes	1,431	885	(1,926)	699	1,096	461	1,731	3,033
Net loss	$(64,304)	$(60,123)	$(28,180)	$(25,755)	$(100,336)	$(66,018)	$(29,982)	$(4,651)
_________________________________
(1) Includes stock-based compensation expense as follows:

	Fiscal Quarter Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	February 2, 2020

	(unaudited, in thousands)
Cost of revenue—product	$608	$720	$862	$761	$977	$954	$912	$889
Cost of revenue—subscription services	2,684	2,929	3,327	3,438	3,951	3,633	3,517	3,302
Research and development	21,090	22,232	24,634	24,528	27,835	27,164	25,933	26,726
Sales and marketing	13,940	17,269	18,681	16,460	18,314	16,055	16,802	16,389
General and administrative	5,633	10,504	10,825	9,520	10,670	8,654	5,171	8,857
Total stock-based compensation	$43,955	$53,654	$58,329	$54,707	$61,747	$56,460	$52,335	$56,163

	Fiscal Quarter Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	February 2, 2020

	(unaudited)
Percentage of Revenue Data:
Revenue:
Product	76%	78%	80%	81%	73%	76%	75%	77%
Subscription services	24	22	20	19	27	24	25	23
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	26	25	26	26	24	23	21	21
Subscription services	9	8	7	8	10	9	9	8
Total cost of revenue	35	33	33	34	34	32	30	29
Gross margin	65	67	67	66	66	68	70	71
Operating expenses:
Research and development	31	27	24	23	32	27	25	23
Sales and marketing	48	47	40	40	51	47	43	39
General and administrative	10	11	10	9	13	10	9	9
Total operating expenses	89	85	74	72	96	84	77	71
Loss from operations	(24)	(18)	(7)	(6)	(30)	(16)	(7)	—
Other income (expense), net	(1)	(1)	(1)	—	—	(1)	—	—
Loss before provision (benefit) for income taxes	(25)	(19)	(8)	(6)	(30)	(17)	(7)	—
Provision (benefit) for income taxes	—	—	—	—	1	—	—	1
Net loss	(25)%	(19)%	(8)%	(6)%	(31)%	(17)%	(7)%	(1)%

Liquidity and Capital Resources
At the end of fiscal 2020, we had cash, cash equivalents and marketable securities of $1,299.2 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. We have generated significant operating losses since inception as reflected in our accumulated deficit of $1,282.9 million. We may continue to incur operating losses, including stock-based compensation, and may experience negative cash flows from operations in the future.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the addition of office space, the timing of new product introductions and the continuing market acceptance of our products and services, and the timing and settlement election of the Notes. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may seek additional equity or debt financing in the future. In addition, our liquidity and working capital needs could be negatively impacted by the COVID-19 pandemic which may result in reduced sales, and our customers or partners unable to fulfill their payment obligations to us.
Convertible Debt
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
Holders may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under specific circumstances. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing conditions. Upon conversion, holders will receive cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to settle the principal of the Notes in cash. See further discussion in Note 6 in Part II, Item 8 of this report.
Share Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During fiscal 2020, we repurchased and retired 867,657 shares of common stock at an average purchase price of $17.29 per share for an aggregate repurchase price of $15.0 million. At the end of fiscal 2020, $135.0 million remained available for future share repurchases under our current repurchase authorization. During the first quarter of fiscal 2021, we continued purchasing shares under the repurchase program, and we may pursue additional authorization to increase the repurchase program.
Letters of Credit
At the end of fiscal 2019 and 2020, we had letters of credit in the aggregate amount of $10.8 million and $11.5 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	2018	2019	2020

Net cash provided by operating activities	$72,756	$164,423	$189,574
Net cash used in investing activities	(57,159)	(511,344)	(324,711)
Net cash provided by financing activities	46,814	551,914	49,246
Operating Activities
Net cash provided by operating activities during fiscal 2018, 2019 and 2020 was primarily driven by cash collections related to the sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during fiscal 2020 of $324.7 million resulted from net purchases of marketable securities of $176.3 million, capital expenditures of $87.8 million, and net cash paid for acquisitions of $51.6 million, and intangible assets acquired of $9.0 million.
Net cash used in investing activities during fiscal 2019 of $511.3 million resulted primarily from net purchases of marketable securities of $392.2 million, capital expenditures of $100.2 million and net cash paid for our acquisition of StorReduce of $13.9 million in August 2018.
Net cash used in investing activities during fiscal 2018 of $57.2 million resulted from capital expenditures of $65.1 million, partially offset by the net proceeds from sales and maturities of marketable securities of $7.9 million.
Financing Activities
Net cash provided by financing activities of $49.2 million during fiscal 2020 was due to $43.3 million of proceeds from issuance of common stock under our ESPP and $42.9 million of proceeds from the exercise of stock options, partially offset by repurchases of our common stock for $15.0 million under the share repurchase program, the repayment of $11.6 million of debt assumed in connection with our acquisition of Compuverde, and $10.4 million in tax withholdings on vesting of restricted stock.
Net cash provided by financing activities of $551.9 million during fiscal 2019 was primarily due to $562.1 million of net proceeds from the issuance of the Notes, $47.8 million of proceeds from the exercise of stock options and $33.4 million of proceeds from issuance of common stock under our ESPP, partially offset by payment for the purchase of capped calls of $64.6 million, the repurchase of our common stock for $20.0 million in connection with the Notes and the repayment of $6.1 million of debt assumed in connection with our acquisition of StorReduce.
Net cash provided by financing activities of $46.8 million during fiscal 2018 was due to $24.7 million of proceeds from the exercise of stock options and $22.1 million of proceeds from issuance of common stock under ESPP.

Contractual Obligations and Commitments
The following table sets forth our non-cancelable contractual obligations and commitments at the end of fiscal 2020.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Convertible senior notes due 2023 (1)	$577,516	$719	$1,438	$575,359	$—
Operating leases	146,241	34,411	51,996	32,253	27,581
Purchase obligations	36,588	11,900	21,506	3,182	—
Total	$760,345	$47,030	$74,940	$610,794	$27,581
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
At the end of fiscal 2019 and 2020, the aggregate future minimum payments under non-cancelable operating leases was approximately $149.6 million and $146.2 million.
In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023 in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. See further discussion in Note 6 in Part II, Item 8 of this annual report.
Off-Balance Sheet Arrangements
Through the end of fiscal 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) subscription services revenue which includes Evergreen Storage subscriptions, PaaS offerings, and Cloud Block Store.
Our product revenue is derived from the sale of integrated storage hardware and operating system software. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers.

Our subscription services revenue is derived from services we perform in connection with the sale of subscription services and is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen Storage subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen Storage subscription services agreement provides our customers who continually maintain active subscription services agreements for three years a controller refresh with each additional three year renewal. The controller refresh represents a separate performance obligation that is included within the Evergreen Storage subscription service agreement and the allocated revenue is recognized upon shipment of the controller.
Our subscription services also include the right to receive unspecified software updates and upgrades on a when-and-if-available basis, software bug fixes, replacement parts and other services related to the underlying infrastructure, as well as access to our cloud-based management and support platform. We also sell professional services such as installation and implementation consulting services and the related revenue is recognized as services are performed.
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
When applying this five-step approach, we apply judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services should be accounted for as a separate performance obligation. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. We allocate the transaction price to each performance obligation for contracts that contain multiple performance obligations based on a relative standalone selling price which is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, asset-backed securities, and highly rated corporate debt. At the end of fiscal 2019 and 2020, we had cash, cash equivalents and marketable securities of $1,197.5 million and $1,299.2 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $10.5 million as of the end of fiscal 2020.
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars with a proportional small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange should become more significant.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of fiscal 2020 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $7.6 million at the end of fiscal 2020.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2019, and February 2, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended February 2, 2020, and the related notes (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and February 2, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of Financial Accounting Standards Board, issued Accounting Standards Update No. 2016-02, Leases (ASC 842). The Company adopted the standard using the optional transition method.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations—Valuation of Developed Technology from Compuverde AB Acquisition—Refer to Notes 2 and 4 to the financial statements.
Critical Audit Matter Description
In April 2019, the Company completed the acquisition of Compuverde AB ("Compuverde"). The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values, including developed technology of $38.4 million related to Compuverde’s file software solutions for enterprises and cloud providers. The determination of the fair value of the developed technology required management to make significant estimates and assumptions related to forecasted revenue growth as well as the discount rate.
We identified valuation of the developed technology as a critical audit matter because of the significant judgments made by management to estimate its fair value. Considering the technology is recently developed with limited historical sales information, this required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted revenue growth as well as the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenue growth as well as the selection of the discount rate used in the valuation of Compuverde’s developed technology included the following, among others:
•We tested the effectiveness of controls over the valuation of the developed technology, which included the review of key inputs such as the discount rate and forecasted revenue growth.
•With the assistance of our fair value specialists, we evaluated the discount rate used by management to develop fair value estimates for developed technology, by:
–Developing a range of independent discount rate estimates and comparing those to the discount rate selected by management;
–Testing the source information underlying the Company’s determination of the discount rate.
•We evaluated the reasonableness of management’s forecasted revenue growth by performing a comparison of the forecasted revenue against various other sources, including:
–Forecasted information for certain peer companies;
–Industry data and analyst reports;
–Internal communications to management and the Board of Directors.

/s/ Deloitte & Touche LLP
San Jose, California
March 26, 2020

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the "Company") as of February 2, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 2, 2020, of the Company and our report dated March 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
/s/ Deloitte & Touche LLP
San Jose, California
March 26, 2020

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	At the End of Fiscal
	2019	2020

ASSETS
Current assets:
Cash and cash equivalents	$447,990	$362,635
Marketable securities	749,482	936,518
Accounts receivable, net of allowance of $660 and $542 at the end of fiscal 2019 and 2020	378,729	458,643
Inventory	44,687	38,518
Deferred commissions, current	29,244	37,148
Prepaid expenses and other current assets	51,695	56,930
Total current assets	1,701,827	1,890,392
Property and equipment, net	125,353	122,740
Operating lease right-of-use assets	—	112,854
Deferred commissions, non-current	85,729	102,056
Intangible assets, net	20,118	58,257
Goodwill	10,997	37,584
Restricted cash	15,823	15,287
Other assets, non-current	13,178	25,034
Total assets	$1,973,025	$2,364,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,462	$77,651
Accrued compensation and benefits	99,910	106,592
Accrued expenses and other liabilities	39,860	47,223
Operating lease liabilities, current	—	27,264
Deferred revenue, current	266,584	356,011
Total current liabilities	509,816	614,741
Convertible senior notes, net	449,828	477,007
Operating lease liabilities, non-current	—	92,977
Deferred revenue, non-current	269,336	341,277
Other liabilities, non-current	6,265	8,084
Total liabilities	1,235,245	1,534,086
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized at the end of fiscal 2019 and 2020; no shares issued and outstanding at the end of fiscal 2019 and 2020	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized at the end of fiscal 2019 and 2020; 243,524 and 264,008 Class A shares issued and outstanding at the end of fiscal 2019 and 2020	24	26
Additional paid-in capital	1,820,043	2,107,579
Accumulated other comprehensive income (loss)	(338)	5,449
Accumulated deficit	(1,081,949)	(1,282,936)
Total stockholders’ equity	737,780	830,118
Total liabilities and stockholders’ equity	$1,973,025	$2,364,204

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	2018	2019	2020

Revenue:
Product	$834,454	$1,075,586	$1,238,654
Subscription services	190,308	284,238	404,786
Total revenue	1,024,762	1,359,824	1,643,440
Cost of revenue:
Product	275,242	352,054	362,970
Subscription services	78,539	105,474	146,916
Total cost of revenue	353,781	457,528	509,886
Gross profit	670,981	902,296	1,133,554
Operating expenses:
Research and development	279,196	349,936	433,662
Sales and marketing	464,049	584,111	728,022
General and administrative	95,170	137,506	163,153
Total operating expenses	838,415	1,071,553	1,324,837
Loss from operations	(167,434)	(169,257)	(191,283)
Other income (expense), net	11,445	(8,016)	(3,383)
Loss before provision for income taxes	(155,989)	(177,273)	(194,666)
Provision for income taxes	3,889	1,089	6,321
Net loss	$(159,878)	$(178,362)	$(200,987)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.77)	$(0.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	211,609	232,042	252,820

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended
	2018	2019	2020

Net loss	$(159,878)	$(178,362)	$(200,987)
Other comprehensive income (loss) net of tax:
Change in unrealized net gain (loss) on available-for-sale securities	(1,355)	1,579	5,787
Comprehensive loss	$(161,233)	$(176,783)	$(195,200)

See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2017	204,364	$20	$1,281,452	$(562)	$(743,709)	$537,201
Issuance of common stock upon exercise of stock options	8,814	1	24,580	—	—	24,581
Stock-based compensation expense	—	—	150,673	—	—	150,673
Vesting of early exercised stock options	—	—	1,042	—	—	1,042
Vesting of restricted stock units	5,278	1	(1)	—	—	—
Common stock issued under employee stock purchase plan	2,523	—	22,137	—	—	22,137
Other comprehensive loss	—	—	—	(1,355)	—	(1,355)
Net loss	—	—	—	—	(159,878)	(159,878)
Balance at the end of fiscal 2018	220,979	$22	$1,479,883	$(1,917)	$(903,587)	$574,401
Issuance of common stock upon exercise of stock options	9,397	1	47,749	—	—	47,750
Stock-based compensation expense	—	—	210,645	—	—	210,645
Vesting of early exercised stock options	—	—	320	—	—	320
Vesting of restricted stock units	8,378	1	(1)	—	—	—
Net issuance of restricted stock	2,398	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(632)	—	—	(632)
Common stock issued under employee stock purchase plan	3,381	—	33,444	—	—	33,444
Repurchase of common stock	(1,009)	—	(20,000)	—	—	(20,000)
Purchase of capped calls	—	—	(64,630)	—	—	(64,630)
Equity component of convertible senior notes, net	—	—	133,265	—	—	133,265
Other comprehensive income	—	—	—	1,579	—	1,579
Net loss	—	—	—	—	(178,362)	(178,362)
Balance at the end of fiscal 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780
Issuance of common stock upon exercise of stock options	7,770	1	42,930	—	—	42,931
Stock-based compensation expense	—	—	226,705	—	—	226,705
Vesting of restricted stock units	9,215	1	(1)	—	—	—
Net issuance of restricted stock	624	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(10,379)	—	—	(10,379)
Common stock issued under employee stock purchase plan	3,743	—	43,298	—	—	43,298
Repurchase of common stock	(868)	—	(15,017)	—	—	(15,017)
Other comprehensive income	—	—	—	5,787	—	5,787
Net loss	—	—	—	—	(200,987)	(200,987)
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	2018	2019	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159,878)	$(178,362)	$(200,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,744	70,878	89,710
Amortization of debt discount and debt issuance costs	—	21,031	27,179
Stock-based compensation expense	150,673	210,645	226,705
Other	2,054	(5,039)	1,336
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(74,505)	(135,649)	(79,442)
Inventory	(12,595)	(12,289)	2,393
Deferred commissions	(27,978)	(27,660)	(24,231)
Prepaid expenses and other assets	(23,799)	(6,972)	(16,734)
Operating lease right-of-use assets	—	—	26,511
Accounts payable	29,278	14,293	(18,856)
Accrued compensation and other liabilities	26,622	51,810	20,296
Operating lease liabilities	—	—	(25,377)
Deferred revenue	101,140	161,737	161,071
Net cash provided by operating activities	72,756	164,423	189,574
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(65,060)	(100,246)	(87,847)
Acquisitions, net of cash acquired	—	(13,899)	(51,594)
Purchase of other investment	—	(5,000)	—
Purchase of intangible assets	—	—	(9,000)
Purchases of marketable securities	(202,656)	(665,357)	(795,580)
Sales of marketable securities	66,489	19,878	200,251
Maturities of marketable securities	144,068	253,280	419,059
Net cash used in investing activities	(57,159)	(511,344)	(324,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	24,677	47,771	42,899
Proceeds from issuance of common stock under employee stock purchase plan	22,137	33,444	43,298
Proceeds from issuance of convertible senior notes, net of issuance costs	—	562,062	—
Payment for purchase of capped calls	—	(64,630)	—
Repayment of debt assumed from acquisition	—	(6,101)	(11,555)
Tax withholding on vesting of restricted stock	—	(632)	(10,379)
Repurchases of common stock	—	(20,000)	(15,017)
Net cash provided by financing activities	46,814	551,914	49,246
Net increase (decrease) in cash, cash equivalents and restricted cash	62,411	204,993	(85,891)
Cash, cash equivalents and restricted cash, beginning of year	196,409	258,820	463,813
Cash, cash equivalents and restricted cash, end of year	$258,820	$463,813	$377,922
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR
Cash and cash equivalents	$244,057	$447,990	$362,635
Restricted cash	$14,763	$15,823	$15,287
Cash, cash equivalents and restricted cash, end of year	$258,820	$463,813	$377,922
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$371	$718
Cash paid for income taxes	$3,090	$4,696	$4,824
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$9,940	$13,873	$6,814
Acquisition consideration held back to satisfy potential indemnification claims	$—	$3,725	$—
Vesting of early exercised stock options	$1,042	$320	$—
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
Data is foundational to our customers' digital transformation and we are focused on delivering innovative and disruptive technology and data storage solutions that enable customers to maximize the value of their data. We started with the vision of making flash storage available to enterprise organizations everywhere and established an entirely new customer experience including our innovative Evergreen Storage subscription that radically simplified storage ownership and reduced total cost of ownership for our customers.
Our solutions serve data workloads on-premise, in the cloud, or hybrid environments and include mission-critical production, test/development, analytics, disaster recovery, and backup/recovery.
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
Change in Fiscal Year End
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters commencing with fiscal 2020 ended February 2, 2020. Each quarter will start on a Monday and end on a Sunday. Fiscal year 2021 will start on February 3, 2020 and end on January 31, 2021. The updated calendar will occasionally include a 14-week fourth quarter, which will first occur in fiscal year 2022, starting on November 1, 2021 and ending on February 6, 2022. We will not be required to file a transition report because this change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or Rule 15d-10 of the Securities Exchange Act of 1934, as amended, as the change in fiscal year commences within seven days of the prior fiscal year.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, valuation of intangible assets and goodwill, and the incremental borrowing rate we use to determine our operating lease liabilities. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. At the end of fiscal 2019 and 2020, the majority of our cash and cash equivalents have been invested with three financial institutions and such deposits exceed federally insured limits. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. We define a customer as an entity that purchases our products and services from one of our channel partners or from us directly. The majority of our revenue and accounts receivable are derived from the United States across a multitude of industries. We perform ongoing evaluations to determine customer credit. At the end of fiscal 2020, no channel partner represented 10% or more of total accounts receivable. At the end of fiscal 2019, we had one channel partner that represented 10% of total accounts receivable. At the end of fiscal 2019 and 2020, we had one customer that represented 10% and 12% of accounts receivable. No channel partner represented more than 10% of revenue for fiscal 2018 and 2020. One channel partner represented 11% of revenue for fiscal 2019. No customer represented 10% or more of revenue for fiscal 2018, 2019 or 2020. We rely on a limited number of contract manufacturers and suppliers of components for our products. In instances where contract manufacturers and suppliers fail to perform their obligations, we may be unable to find alternative contract manufacturers and suppliers or satisfactorily deliver our products to our customers on time.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market accounts, purchased with an original maturity of three months or less.
Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, in accumulated other comprehensive income (loss), which is reflected as a component of stockholders' equity. We evaluate our securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and declines in value deemed to be other than temporary are determined on the specific identification method. To date, there have been no declines in value deemed to be other than temporary in any of our securities. Realized gains and losses are reported in other income (expense), net in the consolidated statements of operations.
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

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended
	2018	2019	2020

	(in thousands)
Allowance for doubtful accounts, beginning balance	$2,000	$1,062	$660
Provision, net of cash received	482	(79)	(80)
Write-offs	(1,420)	(323)	(38)
Allowance for doubtful accounts, ending balance	$1,062	$660	$542
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2019 and 2020, we had restricted cash of $15.8 million and $15.3 million.
Inventory
Inventory consists of finished goods and component parts, which are purchased from contract manufacturers. Product demonstration units, which we regularly sell, are the primary component of our inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for finished goods and weighted-average method for component parts. We account for excess and obsolete inventory by reducing the carrying value to the estimated net realizable value of the inventory based upon management’s assumptions about future demand and market conditions. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. At the end of fiscal 2020, we did not record any liability related to the above. Inventory write-offs were insignificant for fiscal 2018, 2019 and 2020.
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
Goodwill
Goodwill represents the excess of the purchase price consideration over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter of our fiscal year as a single reporting unit, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We may elect to qualitatively assess whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If we opt not to qualitatively assess, a two-step goodwill impairment test is performed. The first step compares our reporting unit's carrying value, including goodwill, to its fair value calculated based on our enterprise value. If the carrying value exceeds its fair value, the second step compares the carrying value of the goodwill to its implied fair value. If the carrying value exceeds the implied fair value, an impairment loss is recognized for the excess. We did not recognize any impairment of goodwill in any of the periods presented in the consolidated financial statements.

Purchased Intangible Assets
Purchased intangible assets with finite lives are stated at cost, net of accumulated amortization. We amortize our intangible assets on a straight-line basis over an estimated useful life of five to seven years.
Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds its fair market value. There have been no impairment charges recorded in any of the periods presented in the consolidated financial statements.
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
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts. Deferred commissions related to product revenue are recognized upon transfer of control to customers and deferred commissions related to subscription services revenue are amortized over an expected useful life of six years. We determine the expected useful life based on an estimated benefit period by evaluating our technology development life cycle, expected customer relationship period and other factors. We classify deferred commissions as current and non-current on our consolidated balance sheets based on the timing of when we expect to recognize the expense. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2019	2020
Beginning balance	$87,313	$114,973
Additions	131,084	141,147
Recognition of deferred commissions	(103,424)	(116,916)
Ending balance	$114,973	$139,204
During fiscal 2018, 2019 and 2020, we recognized sales commission expenses of $102.9 million, $118.4 million, and $142.5 million, respectively. Of the $139.2 million total deferred commissions balance at the end of fiscal 2020, we expect to recognize approximately 27% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for fiscal 2018, 2019 or 2020.

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
For short-term leases with lease term no longer than twelve months, and do not include an option to purchase the underlying asset that we are reasonably certain to exercise, we recognize rent expense in our consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue and performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2019	2020
Beginning balance	$374,102	$535,920
Additions	448,471	569,816
Recognition of deferred revenue	(286,653)	(408,448)
Ending balance	$535,920	$697,288
During fiscal 2019 and 2020, we recognized $191.1 million and $267.0 million in revenue pertaining to deferred revenue as of the beginning of each period.
Total contracted but not recognized revenue was $880.7 million at the end of fiscal 2020. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Of the $880.7 million contracted but not recognized revenue at the end of fiscal 2020, we expect to recognize approximately 42% over the next 12 months, and the remainder thereafter.

Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) subscription services revenue which includes Evergreen Storage subscriptions, PaaS offerings, and Cloud Block Store.
Our product revenue is derived from the sale of integrated storage hardware and operating system software. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers.
Our subscription services revenue is derived from services we perform in connection with the sale of subscription services and is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen Storage subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen Storage subscription services agreement provides our customers who continually maintain active subscription services agreements for three years a controller refresh with each additional three year renewal. The controller refresh represents a separate performance obligation that is included within the Evergreen Storage subscription service agreement and the allocated revenue is recognized upon shipment of the controller.
Our subscription services also include the right to receive unspecified software updates and upgrades on a when-and-if-available basis, software bug fixes, replacement parts and other services related to the underlying infrastructure, as well as access to our cloud-based management and support platform. We also sell professional services such as installation and implementation consulting services and the related revenue is recognized as services are performed.
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
When applying this five-step approach, we apply judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services should be accounted for as a separate performance obligation. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. We allocate the transaction price to each performance obligation for contracts that contain multiple performance obligations based on a relative standalone selling price which is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
Warranty
We generally provide a three-year warranty on hardware and a 90-day warranty on our software embedded in the hardware. Our hardware warranty provides for parts replacement for defective components and our software warranty provides for bug fixes. Our Evergreen Storage subscription agreement provides for the same parts replacement that customers are entitled to under our warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to our customers’ critical business applications. Substantially all customers purchase Evergreen Storage subscription agreements.
Therefore, given that substantially all our product sales are sold together with Evergreen Storage subscription agreements, we generally do not have exposure related to warranty costs and no warranty reserve has been recorded.

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
Software development costs also include costs incurred related to our hosted applications used to deliver our support services. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and the software will be used to perform the intended function. Total costs related to our hosted applications incurred to date have been insignificant and as a result no software development costs were capitalized during fiscal 2018, 2019 or 2020.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $10.3 million, $10.7 million and $13.3 million for fiscal 2018, 2019 and 2020, respectively.
Stock-Based Compensation
Stock-based compensation includes expenses related to restricted stock units (RSUs), restricted stock, stock options and purchase rights issued to employees under our employee stock purchase plan (ESPP). RSUs and restricted stock are measured at the fair market value of the underlying stock at the grant date. We determine the fair value of purchase rights issued to employees under our ESPP and our stock options under our equity plans on the date of grant utilizing the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and expected dividend yield.
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

New Accounting Pronouncements Adopted in Fiscal 2020
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842) and subsequent amendments to the initial guidance (collectively, Topic 842). ASC 842 requires lessees to generally recognize on its balance sheet operating and financing lease liabilities and corresponding ROU assets at the commencement date, and to recognize the associated lease expenses in the consolidated statement of operations in a manner similar to that required under historical accounting rules.
On February 1, 2019, we adopted ASC 842 using the modified retrospective approach by electing to use the optional transition method which allows us to continue to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. We elected the package of transition expedients, which allowed us to carry forward our historical lease classifications, our assessment of whether any existing leases as of the date of adoption are or contain leases, and our assessment of indirect costs for any leases that existed prior to adoption of the new standard. We elected to take the practical expedient to keep leases with an initial term of 12 months or less off the consolidated balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We recognized operating ROU assets of $124.5 million and lease liabilities of $130.6 million on our consolidated balance sheet as of February 1, 2019, which included reclassifying prepaid rent and deferred rent as a component of the ROU asset. Topic 842 did not have a material impact on our consolidated statements of operations and cash flows. Refer to Note 8 for additional disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 and requires certain disclosures about stranded tax effects. We adopted this standard on February 1, 2019 and the adoption had no impact on our consolidated financial statements.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. We adopted this guidance in the first quarter of fiscal 2020.
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the statements of operations. The amendments in this update will be effective for us beginning February 3, 2020. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which amended its conceptual framework to improve the effectiveness of disclosures in notes to financial statements. ASU 2018-13 eliminates such disclosures around the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance also adds new disclosure requirements for Level 3 measurements. ASU 2018-13 is effective for us beginning on February 3, 2020. The adoption of this standard will not have a material impact to our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASC 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will be effective for us beginning February 3, 2020 and should be applied either retrospectively or prospectively. We plan to adopt this new accounting standard prospectively, and the adoption is not expected to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740) (ASU 2019-12). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us beginning on February 1, 2021. Early adoption of the amendments is permitted. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with current period presentation in our consolidated balance sheets and in significant components of our deferred tax assets and liabilities in Note 13.

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
In addition to our cash equivalents, marketable securities and restricted cash, we measure the fair value of our Notes on a quarterly basis for disclosure purposes. We consider the fair values of the Notes at the end of fiscal 2019 and 2020 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the net carrying amounts and estimated fair values of our Notes at the end of fiscal 2019 and 2020.

Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories at the end of fiscal 2019 and 2020 (in thousands):

	At the End of Fiscal 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$43,038	$27,215	$—	$15,823
Level 2
U.S. government treasury notes	315,329	208	(315)	315,222	34,129	281,093	—
U.S. government agencies	69,114	17	(154)	68,977	9,983	58,994	—
Corporate debt securities	363,860	534	(757)	363,637	—	363,637	—
Foreign government bonds	7,965	36	—	8,001	—	8,001	—
Asset-backed securities	37,664	105	(12)	37,757	—	37,757	—
Total	$793,932	$900	$(1,238)	$836,632	$71,327	$749,482	$15,823

	At the End of Fiscal 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$26,355	$11,068	$—	$15,287
Level 2
U.S. government treasury notes	323,751	2,146	—	325,897	—	325,897	—
U.S. government agencies	53,930	317	(3)	54,244	—	54,244	—
Corporate debt securities	452,318	3,954	(1)	456,271	3,001	453,270	—
Foreign government bonds	14,994	147	—	15,141	—	15,141	—
Asset-backed securities	87,267	699	—	87,966	—	87,966	—
Total	$932,260	$7,263	$(4)	$965,874	$14,069	$936,518	$15,287

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of Fiscal 2020
	Amortized Cost	Fair Value
Due within one year	$418,950	$420,769
Due in one to five years	504,689	510,079
Due in five years to ten years	5,620	5,670
Total	$929,259	$936,518

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our investments at the end of fiscal 2019 and 2020 were temporary in nature. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2019 and 2020, aggregated by investment category (in thousands):

	At the End of Fiscal 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$156,529	$(98)	$40,413	$(217)	$196,942	$(315)
U.S. government agencies	24,892	(20)	23,600	(134)	48,492	(154)
Corporate debt securities	83,577	(152)	96,914	(605)	180,491	(757)
Asset-backed securities	11,194	(12)	—	—	11,194	(12)
Total	$276,192	$(282)	$160,927	$(956)	$437,119	$(1,238)

	At the End of Fiscal 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$—	$—	$1,000	$—	$1,000	$—
U.S. government agencies	4,998	(3)	—	—	4,998	(3)
Corporate debt securities	9,691	(1)	—	—	9,691	(1)
Total	$14,689	$(4)	$1,000	$—	$15,689	$(4)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

Note 4. Business Combinations
Compuverde
In April 2019, we acquired Compuverde AB (Compuverde), a privately-held developer of file software solutions for enterprises and cloud providers based in Sweden. Acquisition-related costs were $0.5 million and expensed as incurred.
The purchase consideration was $47.9 million in cash (net of cash acquired) after repayment of $11.6 million of debt assumed. The purchase price was allocated as follows: $38.4 million in developed technology which is being amortized over seven years, $26.6 million of goodwill, $11.7 million in net liabilities assumed, and $5.4 million in deferred tax liability. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill is primarily attributable to the assembled workforce and synergies from integrating Compuverde's technology with our data platform to expand our file capabilities and is not expected to be deductible for tax purposes.
In addition, cash payments to former shareholders of Compuverde totaling $15.9 million are being made over a two-year period and recognized as operating expense.
Restricted stock units in the amount of $3.0 million were issued to Compuverde employees in June 2019, subject to continuous employment and are being recognized as stock-based compensation over the related vesting period.
The results of Compuverde have been included in our consolidated statements of operations since the acquisition date, including revenue and net loss, and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.
StorReduce
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
The purchase price was allocated as follows: $17.7 million in developed technology which is being amortized over seven years, $11.0 million of goodwill, $4.5 million in net liabilities assumed, and $3.7 million in deferred tax liabilities. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill is primarily attributable to the assembled workforce and synergies from integrating StorReduce's technology with our storage portfolio and is not deductible for income tax purposes. We held back approximately $3.7 million in cash to satisfy potential indemnification claims. This amount was paid out in August 2019.
In addition, we granted 622,482 RSUs to former StorReduce employees with a total grant date fair value of $13.6 million, subject to continuous employment. These awards are being recognized as stock-based compensation over the related vesting period.
The results of StorReduce have been included in our consolidated statements of operations since the acquisition date, including revenue and net loss, and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.

Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of Fiscal
	2019	2020
Raw materials	$3,349	$2,974
Finished goods	41,338	35,544
Inventory	$44,687	$38,518
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of Fiscal
	2019	2020
Test equipment	$170,930	$205,555
Computer equipment and software	117,330	141,387
Furniture and fixtures	6,980	8,324
Leasehold improvements	34,286	40,356
Total property and equipment	329,526	395,622
Less: accumulated depreciation and amortization	(204,173)	(272,882)
Property and equipment, net	$125,353	$122,740
Depreciation and amortization expense related to property and equipment was $60.2 million, $68.3 million and $80.4 million for fiscal 2018, 2019 and 2020, respectively.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of Fiscal
	2019			2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$10,125	$(6,572)	$3,553	$19,125	$(8,933)	$10,192
Developed technology	17,700	(1,135)	16,565	56,100	(8,035)	48,065
Intangible assets, net	$27,825	$(7,707)	$20,118	$75,225	$(16,968)	$58,257
In fiscal 2020, we acquired a portfolio of technology patents for $9.0 million with a useful life of 7 years. Intangible assets amortization expense was $1.5 million, $2.6 million and $9.3 million for fiscal 2018, 2019 and 2020, respectively. At the end of fiscal 2020, the weighted-average remaining amortization period was 3.7 years for technology patents and 6 years for developed technology. Amortization of technology patents is included in general and administrative expenses due to their defensive nature and amortization of developed technology is included in cost of product revenue in the consolidated statements of operations.

At the end of fiscal 2020, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
2021	$10,804
2022	9,846
2023	9,300
2024	9,300
2025	9,300
Thereafter	9,707
Total	$58,257
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance as of the end of fiscal 2019	$10,997
Goodwill acquired	26,587
Balance as of the end of fiscal 2020	$37,584
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of Fiscal
	2019	2020
Taxes payable	$7,146	$9,012
Accrued marketing	6,173	7,679
Accrued travel and entertainment expenses	3,570	3,829
Acquisition consideration	3,725	6,149
Other accrued liabilities	19,246	20,554
Total accrued expenses and other liabilities	$39,860	$47,223

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
The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ended on July 31, 2018 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the measurement period), in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day;
•if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion, holders will receive cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to settle the principal of the Notes in cash.
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
We may not redeem the Notes prior to April 20, 2021. We may redeem for cash all or any portion of the Notes, at our option, on or after April 20, 2021 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
Upon the issuance of the Notes, we recorded total debt issuance costs of $12.9 million, of which $9.8 million was allocated to the Notes and $3.1 million was allocated to additional paid-in capital.

The Notes consisted of the following (in thousands):

	At the End of Fiscal
	2019	2020
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(116,722)	(91,378)
Less: debt issuance costs, net of amortization	(8,450)	(6,615)
Net carrying amount of the Notes	$449,828	$477,007

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265
The total estimated fair values of the Notes at the end of fiscal 2019 and 2020 were $558.2 million and $582.6 million. The fair values were determined based on the closing trading price per $100 of the Notes as of the last day of trading of fiscal 2019 and 2020. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $17.80 on the last day of fiscal 2020, the if-converted value of the Notes of $389.5 million was less than its principal amount. At the end of fiscal 2020, the remaining term of the Notes is 38 months.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Fiscal Year Ended
	2019	2020
Amortization of debt discount	$19,611	$25,344
Amortization of debt issuance costs	1,420	1,835
Total amortization of debt discount and debt issuance costs	21,031	27,179
Contractual interest expense	584	718
Total interest expense related to the Notes	$21,615	$27,897

Effective interest rate of the liability component	5.6%	5.6%
In connection with the offering of the Notes, we paid $64.6 million to enter into capped call transactions with certain of the underwriters and their affiliates (the Capped Calls), whereby we have the option to purchase a total of 21,884,155 shares of our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, as the case may be, with such reduction or offset subject to a cap initially equal to $39.66 per share (which represents a premium of 100% over the last reported sales price of our common stock on April 4, 2018), subject to certain adjustments (the Cap Price). The cost of the Capped Calls was accounted for as a reduction to additional paid-in capital on the consolidated balance sheet. The Capped Calls are intended to reduce or offset potential dilution of our common stock upon any conversion of the Notes, subject to a cap based on the Cap Price.
Impact on Earnings Per Share
The Notes will not impact our diluted earnings per share until the average market price of our common stock exceeds the conversion price of $26.27 per share, as we intend to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of our common stock exceeds the Cap Price of $39.66 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the Cap Price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

Note 7. Commitments and Contingencies
Operating Leases
At the end of fiscal 2020, we had various non-cancelable operating lease commitments for office facilities. Refer to Note 8—Leases for additional information regarding lease commitments.
Contractual Purchase Obligations
At the end of fiscal 2019 and 2020, we had $21.4 million and $36.6 million of non-cancelable contractual purchase obligations related to certain software service and other contracts.
Convertible Senior Notes
The repayment of our Notes with an aggregate principal amount of $575.0 million is due on April 15, 2023. Refer to Note 6 for further information regarding our Notes.
Letters of Credit
During fiscal 2020 in connection with a lease executed in January 2019, we issued a letter of credit of $0.5 million. At the end of fiscal 2019 and 2020, we had outstanding letters of credit in the aggregate amount of $10.8 million and $11.5 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of the end of fiscal 2020.
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
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During fiscal 2020, we amended an existing office facility lease to extend the lease term and add office space resulting in additional lease payments of $19.4 million and also executed a data center lease resulting in additional lease payments of approximately $22.4 million. The components of lease costs were as follows (in thousands):

Fiscal Year Ended
2020
Fixed operating lease cost	$33,800
Variable lease cost (1)	8,097
Short-term lease cost (12 months or less)	5,537
Total lease cost	$47,434
(1) Variable lease cost predominantly included common area maintenance charges.
Rent expense recognized under our operating leases prior to adoption of ASC 842 was $19.4 million and $25.6 million for fiscal 2018 and 2019.
Future lease payments under our non-cancelable operating leases at the end of fiscal 2020 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
2021	$34,411
2022	28,489
2023	23,507
2024	17,782
2025	14,471
Thereafter	27,581
Total future lease payments	$146,241
Less: imputed interest	(26,000)
Present value of lease liabilities	$120,241

Future lease payments in the above table do not include leases that have not commenced with total undiscounted cash flows of $30.3 million. These leases will commence in fiscal 2021 with lease terms ranging from 5 to 12 years.
Future lease payments under our non-cancelable operating leases at the end of fiscal 2019 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
2020	$31,297
2021	28,573
2022	24,381
2023	20,440
2024	14,780
Thereafter	30,096
Total	$149,567
Supplemental cash flow information related to our operating leases for fiscal year 2020 as well as the weighted-average remaining lease term and weighted-average discount rate at the end of fiscal 2020 were as follows:

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$32,785
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,937
Weighted-average remaining lease term (in years)	5.58
Weighted-average discount rate	6.5%

Note 9. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of fiscal 2020, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. We have 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share.
In December 2018, all outstanding shares of our Class B common stock automatically converted into the same number of shares of our Class A common stock pursuant to the terms of our amended and restated certificate of incorporation, which provided that each share of our Class B common stock would convert automatically into Class A common stock when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. No additional Class B shares can be issued following such conversion. At the end of fiscal 2020, 264,008,206 shares of Class A common stock were issued and outstanding.

Common Stock Reserved for Issuance
At the end of fiscal 2020, we had reserved shares of common stock for future issuance as follows:

Shares underlying outstanding stock options	26,822,243
Shares underlying outstanding restricted stock units	25,434,597
Shares reserved for future equity awards	14,661,413
Shares reserved for future employee stock purchase plan awards	7,652,778
Total	74,571,031
Share Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. We will record the difference between cash paid for stock repurchases and underlying par value as a reduction to additional paid-in capital, to the extent the repurchases does not cause this balance to be reduced below zero, at which point the difference will be recorded as a reduction to accumulated deficit. During fiscal 2020, we repurchased and retired 867,657 shares of common stock at an average purchase price of $17.29 per share for an aggregate repurchase price of $15.0 million. At the end of fiscal 2020, $135.0 million remained available for future share repurchases under our current repurchase authorization.
Repurchase of Common Stock in connection with the Notes
Concurrent with the issuance of the Notes (see Note 6), we repurchased and retired 1,008,573 shares, or $20.0 million, of our common stock at $19.83 per share, which was equal to the closing price per share of our common stock on April 4, 2018, the date of the pricing of the offering of the Notes. The repurchased shares were recorded as a reduction of additional paid-in capital on the consolidated balance sheet.
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
We initially reserved 27,000,000 shares of our common stock for issuance under our 2015 Plan. The number of shares reserved for issuance under our 2015 Plan increases automatically on the first day of each fiscal year through 2025, in an amount equal to 5% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31.
Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.

2015 Amended and Restated Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan became effective in connection with our IPO and was amended and restated in fiscal 2019 (2015 ESPP). A total of 3,500,000 shares of common stock was initially reserved for issuance under the 2015 ESPP and an additional 5,000,000 shares of common stock were added in connection with the amendment and restatement. The number of shares reserved for issuance under our 2015 ESPP increases automatically on the first day of February of each of 2016 through 2025, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31, and (ii) 3,500,000 shares of common stock.
Our board of directors (or a committee thereof) has the authority under the 2015 ESPP to establish the length and terms of the offering periods and purchase periods and the purchase price of the shares of common stock which may be purchased under the plan. The current offering terms allow eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). In February 2019, we amended the offering terms under the 2015 ESPP, on a prospective basis, to include an additional dollar cap of $7,500 per purchase period. The current terms also allow for a 24-month offering period beginning March 16th and September 16th of each year, with each offering period consisting of four 6 months purchase periods, subject to a reset provision. Further, currently, on each purchase date, eligible employees may purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock (1) on the first trading day of the applicable offering period or (2) the purchase date.
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During fiscal 2018 and 2020, multiple ESPP resets resulted in total modification charges of $9.0 million and $13.6 million, respectively, to be recognized over the new offering periods. There was no ESPP reset during fiscal 2019.
During fiscal 2018, 2019 and 2020, we recognized $18.3 million, $35.4 million and $24.5 million, of stock-based compensation expense related to our 2015 ESPP. At the end of fiscal 2020, there was $27.6 million of unrecognized stock-based compensation expense related to our 2015 ESPP which is expected to be recognized over a weighted-average period of approximately 1.6 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2019	35,465,543	$8.34	5.4	$339,591
Options exercised	(7,770,157)	5.53
Options forfeited/canceled	(873,143)	13.91
Balance at the end of fiscal 2020	26,822,243	$8.97	3.9	$237,803
Vested and exercisable at the end of fiscal 2020	23,665,389	$8.12	4.4	$229,523
The aggregate intrinsic value of options vested and exercisable at the end of fiscal 2020 is calculated based on the difference between the exercise price and the closing price of $17.80 of our common stock on the last day of fiscal 2020. The aggregate intrinsic value of options exercised during fiscal 2018, 2019 and 2020 was $104.9 million, $165.0 million and $106.6 million.
During fiscal 2018, 2019 and 2020, we recognized $49.0 million, $32.0 million and $15.8 million, of stock-based compensation expense related to stock options. The weighted-average grant date fair value of options granted was $5.57 per share for fiscal year 2018 and no options were granted in fiscal 2019 and 2020. The total grant date fair value of options vested during fiscal 2018, 2019 and 2020 was $42.5 million, $45.6 million and $34.2 million.
At the end of fiscal 2020, total unamortized stock-based compensation expense related to our employee stock options was $11.0 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
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
We estimate the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	2018	2019	2020
Employee Stock Options
Expected term (in years)	6.1	n/a	n/a
Expected volatility	47%	n/a	n/a
Risk-free interest rate	1.9%	n/a	n/a
Dividend rate	—	n/a	n/a
Fair value of common stock	$12.84	n/a	n/a
Employee Stock Purchase Plan
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	35% - 39%	44% - 47%	42% - 47%
Risk-free interest rate	0.9% - 1.4%	2% - 2.8%	1.7% - 2.5%
Dividend rate	—	—	—
Fair value of common stock	$10.39 - $14.65	$20.62 - $27.66	$17.76 - $20.87

The assumptions used in the Black-Scholes option pricing model were determined as follows.
Fair Value of Common Stock—We use the market closing price of our common stock as reported on the New York Stock Exchange to determine the fair value of our common stock at each grant date.
Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options and ESPP purchase rights.
Expected Volatility—Starting in fiscal 2019, the expected volatility for ESPP purchase rights is based on the historical volatility of our common stock for a period equivalent to the expected term of the ESPP purchase rights. Prior to fiscal 2019, since we had limited trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the same industry that we considered to be comparable to our business over a period equivalent to the expected term of the stock option grants and ESPP purchase rights.
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

RSUs
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2019	21,917,550	$17.94	$392,515
Granted	15,780,796	18.91
Vested	(9,241,583)	17.12
Forfeited	(3,022,166)	18.93
Unvested balance at the end of fiscal 2020	25,434,597	$18.72	$452,736
The aggregate fair value, as of the respective vesting dates, of RSUs that vested during fiscal years 2018, 2019 and 2020 was $75.5 million, $184.8 million and $164.1 million.
During fiscal 2018, 2019 and 2020, we recognized $83.4 million, $119.9 million and $161.8 million in stock-based compensation expense related to RSUs. At the end of fiscal 2020, total unrecognized employee compensation cost related to unvested RSUs was $435.2 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.
Restricted Stock
During fiscal 2020, we granted an aggregate of 1,399,688 shares of performance restricted stock as follows:
•1,291,194 shares were issued at the target percentage of 100%, with both performance and service vesting conditions payable in common shares, from 0% to 160% of the target number granted, contingent upon the degree to which the performance condition is met. A total of 930,678 shares were earned at the end of fiscal 2020 based on the performance condition achieved and these shares are subject to service conditions through the vesting periods. The remaining shares will be canceled in fiscal 2021.
•108,494 shares were issued based on the actual attainment of some performance restricted stock issued in fiscal 2018 and 2019.
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2019	2,267,569	$18.70	$40,612
Granted	1,399,688	20.30
Vested	(1,284,638)	18.97
Forfeited/canceled	(255,413)	19.93
Unvested balance at the end of fiscal 2020	2,127,206	$19.58	$37,864
All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. The aggregate fair value of restricted stock that vested during fiscal years 2019 and 2020 was $3.6 million and $24.2 million.
During fiscal 2019 and 2020, we recognized $23.3 million and $24.6 million in stock-based compensation expense related to restricted stock. At the end of fiscal 2020, total unrecognized employee compensation cost related to unvested restricted stock was $14.2 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Fiscal Year Ended
	2018	2019	2020
Cost of revenue—product	$1,630	$2,951	$3,732
Cost of revenue—subscription services	9,050	12,378	14,403
Research and development	71,229	92,484	107,658
Sales and marketing	47,687	66,350	67,560
General and administrative	21,077	36,482	33,352
Total stock-based compensation expense	$150,673	$210,645	$226,705

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
In December 2018, all outstanding shares of Class B common stock converted to shares of Class A common stock as discussed in Note 9. The conversion did not impact our basic or diluted net loss per share attributable to common stockholders for fiscal year 2019. Prior to the conversion, the rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders was, therefore, the same for both Class A and Class B common stock on an individual or combined basis for fiscal 2018.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended
	2018	2019	2020

Net loss	$(159,878)	$(178,362)	$(200,987)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	211,609	232,042	252,820
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.77)	$(0.79)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	2018	2019	2020
Stock options to purchase common stock	52,424	39,928	31,315
Unvested restricted stock units	15,496	19,488	24,374
Restricted stock subject to repurchase	—	2,881	2,614
Shares related to convertible senior notes	—	17,867	21,884
Shares issuable pursuant to the ESPP	1,544	2,411	1,031
Early exercised stock options subject to repurchase	246	7	—
Total	69,710	82,582	81,218

Note 12. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2018	2019	2020
Interest income (1)	$5,424	$18,013	$27,241
Interest expense (2)	(19)	(21,615)	(27,897)
Foreign currency transaction gains (losses)	5,976	(5,230)	(3,396)
Other income	64	816	669
Total other income (expense), net	$11,445	$(8,016)	$(3,383)
_________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs and the contractual interest expense related to the Notes for fiscal 2019 and 2020.

Note 13. Income Taxes
The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2018	2019	2020

Domestic	$(117,391)	$(145,428)	$(212,672)
International	(38,598)	(31,845)	18,006
Total	$(155,989)	$(177,273)	$(194,666)

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2018	2019	2020
Current:
State	$525	$571	$538
Foreign	3,580	4,214	7,774
Total	$4,105	$4,785	$8,312
Deferred:
Federal	$—	$(2,776)	$(1,559)
State	—	(920)	(198)
Foreign	(216)	—	(234)
Total	$(216)	$(3,696)	$(1,991)
Provision for income taxes	$3,889	$1,089	$6,321

The reconciliation of the federal statutory income tax rate and effective income tax rate is as follows (in thousands):

	Fiscal Year Ended
	2018	2019	2020

Tax at federal statutory rate	$(51,314)	$(37,227)	$(40,880)
State tax, net of federal benefit	351	(469)	210
Stock-based compensation expense	(9,953)	(28,437)	(6,683)
Research and development tax credits	(7,629)	(10,371)	(11,033)
Foreign rate differential	18,667	12,299	2,935
Change in valuation allowance	(44,784)	85,533	61,050
Foreign on-shoring intellectual property	—	(20,371)	—
Remeasurement of deferred tax assets and liabilities due to tax reform	97,280	—	—
Other	1,271	132	722
Provision for income taxes	$3,889	$1,089	$6,321

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	At the End of Fiscal
	2019	2020

Deferred tax assets:
Net operating loss carryforwards	$189,117	$232,155
Tax credit carryover	50,848	76,209
Accruals and reserves	12,506	11,489
Deferred revenue	43,579	60,473
Stock-based compensation expense	31,743	31,906
Depreciation and amortization	23,545	18,893
Charitable contribution carryforwards	2,850	2,835
ASC 842 lease liabilities	—	25,197
Other	81	—
Total deferred tax assets	$354,269	$459,157
Valuation allowance	(307,475)	(385,791)
Total deferred tax assets, net of valuation allowance	$46,794	$73,366
Deferred tax liabilities:
Deferred commissions	$(27,537)	$(30,628)
Convertible debt	(14,230)	(11,226)
ASC 842 right-of-use assets	—	(23,502)
Acquired intangibles and goodwill	(3,967)	(10,421)
Other	—	(1,729)
Total deferred tax liabilities	$(45,734)	$(77,506)
Net deferred tax assets (liabilities)	$1,060	$(4,140)

At the end of fiscal 2020, the undistributed earnings of $40.9 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
At the end of fiscal 2020, we had net operating loss carryforwards for federal income tax purposes of approximately $960.2 million and state income tax purposes of approximately $509.8 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2028 for federal and state income tax purposes.
We had federal and state research and development tax credit carryforwards of approximately $55.2 million and $48.3 million at the end of fiscal 2020. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $85.5 million and $78.3 million, respectively, during fiscal years ended 2019 and 2020.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In February 2020, we completed an analysis through the end of fiscal 2020 to evaluate whether there are any limitations of our net operating loss carryforwards and concluded no limitations currently exist.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	2018	2019	2020
Gross unrecognized tax benefits—beginning balance	$6,375	$12,401	$18,891
Decreases related to tax positions taken during prior years	(24)	(845)	(34)
Increases related to tax positions taken during prior years	619	—	408
Increases related to tax positions taken during current year	5,431	7,335	9,305
Gross unrecognized tax benefits—ending balance	$12,401	$18,891	$28,570
 At the end of fiscal 2020, our gross unrecognized tax benefit was approximately $28.6 million, $0.9 million of which if recognized, would have an impact on the effective tax rate.
At the end of fiscal 2020, we had no current or cumulative interest and penalties related to uncertain tax positions.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Fiscal Year Ended
	2018	2019	2020

United States	$763,719	$979,454	$1,184,923
Rest of the world	261,043	380,370	458,517
Total revenue	$1,024,762	$1,359,824	$1,643,440

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of Fiscal
	2019	2020
United States	$120,876	$113,942
Rest of the world	4,477	8,798
Total long-lived assets	$125,353	$122,740

Note 15. 401(k) Plan
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 85% of their eligible compensation, subject to certain limitations. We currently match 50% of employees' contributions up to a maximum of $4,000 annually. Matching contributions will be immediately vested. Our contributions to the plan were $1.4 million and $8.6 million during fiscal 2019 and 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that, as of the end of fiscal 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2020.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders (2020 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended February 2, 2020.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

 Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

4.3	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018

4.4	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.3 hereto)	8-K	001-37570	4.1	4/10/2018

4.5*	Description of Registrant's Securities.	—	—	—	—

10.1+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.3+	Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.4	9/9/2015

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.5+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.6+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018

10.7+	Pure Storage, Inc. Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	001-37570	10.1	8/30/2019

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.10+	Offer Letter by and between Pure Storage, Inc. and Paul Mountford, dated October 15, 2019	10-Q	001-37570	10.1	12/9/2019

10.11+	Offer Letter by and between Pure Storage, Inc. and Kevan Krysler, dated November 15, 2019	10-Q	001-37570	10.2	12/9/2019

10.12+	Pure Storage, Inc. Change in Control Severance Benefit Plan.	S-1	333-206312	10.12	9/24/2015

21.1*	Subsidiaries of the Registrant.	—	—	—	—

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 26, 2020

PURE STORAGE, INC.

By:	/s/ Charles Giancarlo
Charles Giancarlo
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitute and appoint Charles Giancarlo, Kevan Krysler, and John Colgrove and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles Giancarlo	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 26, 2020
Charles Giancarlo
/s/ Kevan Krysler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2020
Kevan Krysler
/s/ Scott Dietzen	Vice Chairman and Director	March 26, 2020
Scott Dietzen
/s/ John Colgrove	Chief Technology Officer and Director	March 26, 2020
John Colgrove
/s/ Andrew Brown	Director	March 26, 2020
Andrew Brown
/s/ Mark Garrett	Director	March 26, 2020
Mark Garrett
/s/ Jeff Rothschild	Director	March 26, 2020
Jeff Rothschild
/s/ Anita Sands	Director	March 26, 2020
Anita Sands
/s/ Roxanne Taylor	Director	March 26, 2020
Roxanne Taylor
/s/ Susan Taylor	Director	March 26, 2020
Susan Taylor
/s/ Greg Tomb	Director	March 26, 2020
Greg Tomb