Form 10-Q
period 2020-05-03
Pure Storage, Inc.
filed 2020-06-11
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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
As of June 5, 2020, the registrant had 265,022,124 shares of its Class A common stock outstanding.

PURE STORAGE, INC.

FORM 10-Q for the Quarter Ended May 3, 2020

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, as well as channel programs, our shift to subscription services, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, our expectations concerning relationships with third parties, including our partners, customers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related "shelter-in-place" orders and other measures and its impact on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2020	First Quarter of Fiscal 2021

ASSETS
Current assets:
Cash and cash equivalents	$362,635	$347,580
Marketable securities	936,518	926,560
Accounts receivable, net of allowance of $542 and $619 at the end of fiscal 2020 and the first quarter of fiscal 2021	458,643	349,126
Inventory	38,518	39,266
Deferred commissions, current	37,148	39,181
Prepaid expenses and other current assets	56,930	56,154
Total current assets	1,890,392	1,757,867
Property and equipment, net	122,740	136,208
Operating lease right-of-use assets	112,854	116,960
Deferred commissions, non-current	102,056	103,182
Intangible assets, net	58,257	55,556
Goodwill	37,584	37,584
Restricted cash	15,287	15,287
Other assets, non-current	25,034	32,217
Total assets	$2,364,204	$2,254,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,651	$64,817
Accrued compensation and benefits	106,592	64,033
Accrued expenses and other liabilities	47,223	38,881
Operating lease liabilities, current	27,264	29,940
Deferred revenue, current	356,011	365,716
Total current liabilities	614,741	563,387
Convertible senior notes, net	477,007	483,943
Operating lease liabilities, non-current	92,977	95,886
Deferred revenue, non-current	341,277	340,344
Other liabilities, non-current	8,084	14,443
Total liabilities	1,534,086	1,498,003
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized at the end of fiscal 2020 and the first quarter of fiscal 2021; no shares issued and outstanding at the end of fiscal 2020 and the first quarter of fiscal 2021	—	—
Class A and Class B common stock, par value of $0.0001 per share—2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized at the end of fiscal 2020 and the first quarter of fiscal 2021; 264,008 and 263,970 Class A shares issued and outstanding at the end of fiscal 2020 and the first quarter of fiscal 2021;	26	26
Additional paid-in capital	2,107,579	2,120,189
Accumulated other comprehensive income	5,449	10,173
Accumulated deficit	(1,282,936)	(1,373,530)
Total stockholders’ equity	830,118	756,858
Total liabilities and stockholders’ equity	$2,364,204	$2,254,861

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	First Quarter of Fiscal
	2020	2021

Revenue:
Product	$238,741	$246,939
Subscription services	87,959	120,180
Total revenue	326,700	367,119
Cost of revenue:
Product	76,592	69,285
Subscription services	33,721	41,009
Total cost of revenue	110,313	110,294
Gross profit	216,387	256,825
Operating expenses:
Research and development	105,075	112,446
Sales and marketing	166,626	173,433
General and administrative	42,110	41,125
Restructuring and other	—	14,702
Total operating expenses	313,811	341,706
Loss from operations	(97,424)	(84,881)
Other income (expense), net	(1,816)	(3,416)
Loss before provision for income taxes	(99,240)	(88,297)
Provision for income taxes	1,096	2,297
Net loss	$(100,336)	$(90,594)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	245,334	262,935

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	First Quarter of Fiscal
	2020	2021

Net loss	$(100,336)	$(90,594)
Other comprehensive income net of tax:
Change in unrealized net gain on available-for-sale securities	1,627	4,724

Comprehensive loss	$(98,709)	$(85,870)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780
Issuance of common stock upon exercise of stock options	3,208	1	16,788	—	—	16,789
Stock-based compensation expense	—	—	61,746	—	—	61,746
Vesting of restricted stock units	2,050	—	—	—	—	—
Net issuance of restricted stock	1,098	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(5,672)	—	—	(5,672)
Common stock issued under employee stock purchase plan	2,973	—	32,042	—	—	32,042
Other comprehensive income	—	—	—	1,627	—	1,627
Net loss	—	—	—	—	(100,336)	(100,336)
Balance at the end of the first quarter of fiscal 2020	252,853	$25	$1,924,947	$1,289	$(1,182,285)	$743,976

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	2,175	—	9,388	—	—	9,388
Stock-based compensation expense	—	—	58,694	—	—	58,694
Vesting of restricted stock units	2,525	—	—	—	—	—
Cancellation of restricted stock	(230)	—	—	—	—	—
Tax withholding on vesting of restricted stock	(134)	—	(1,374)	—	—	(1,374)
Common stock issued under employee stock purchase plan	1,585	—	16,021	—	—	16,021
Repurchases of common stock	(5,959)	—	(70,119)	—	—	(70,119)
Other comprehensive income	—	—	—	4,724	—	4,724
Net loss	—	—	—	—	(90,594)	(90,594)
Balance at the end of the first quarter of fiscal 2021	263,970	$26	$2,120,189	$10,173	$(1,373,530)	$756,858

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Quarter of Fiscal
	2020	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,336)	$(90,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,060	15,133
Amortization of debt discount and debt issuance costs	6,490	6,936
Stock-based compensation expense	62,157	58,694
Other	(811)	1,705
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	67,299	109,441
Inventory	(2,023)	(1,370)
Deferred commissions	1,716	(3,159)
Prepaid expenses and other assets	(7,298)	(6,298)
Operating lease right-of-use assets	6,209	6,706
Accounts payable	(25,807)	(14,294)
Accrued compensation and other liabilities	(43,993)	(49,643)
Operating lease liabilities	(6,034)	(6,926)
Deferred revenue	28,013	8,772
Net cash provided by operating activities	6,642	35,103
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(24,296)	(23,782)
Acquisition, net of cash acquired	(47,881)	—
Purchases of marketable securities	(312,859)	(98,161)
Sales of marketable securities	22,344	17,657
Maturities of marketable securities	164,139	95,375
Net cash used in investing activities	(198,553)	(8,911)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	16,761	9,275
Proceeds from issuance of common stock under employee stock purchase plan	32,042	16,021
Proceeds from borrowing	—	4,950
Repayment of debt assumed from acquisition	(11,555)	—
Tax withholding on vesting of restricted stock	(5,672)	(1,374)
Repurchases of common stock	—	(70,119)
Net cash provided by (used in) financing activities	31,576	(41,247)
Net decrease in cash, cash equivalents and restricted cash	(160,335)	(15,055)
Cash, cash equivalents and restricted cash, beginning of period	463,813	377,922
Cash, cash equivalents and restricted cash, end of period	$303,478	$362,867

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$287,192	$347,580
Restricted cash	16,286	15,287
Cash, cash equivalents and restricted cash, end of period	$303,478	$362,867
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$359	$359
Cash paid for income taxes	1,640	2,376
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$11,595	$8,274

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters ending on the first Sunday after January 30, which for fiscal 2020 was February 2, 2020 and for fiscal 2021 is January 31, 2021. The first quarter of fiscal 2020 and 2021 ended on April 30, 2019 and May 3, 2020. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2020.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2021 or any future period.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, and valuation of intangible assets and goodwill. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
We considered the impact of the COVID-19 pandemic on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements for the first quarter of fiscal 2021.
In accordance with our on-going accounting practices, we review the estimated useful lives of our property and equipment on an ongoing basis. In the first quarter of fiscal 2021, management determined that the estimated useful lives of its test equipment and certain computer equipment and software required revision. The estimated useful lives of test equipment and certain computer equipment and software were revised to 4 years. Previously, the estimated useful lives of these assets ranged from 2 to 3 years. The change in estimated useful lives was accounted for as a change in estimate and recognized on a prospective basis effective February 3, 2020. The effect of this change in estimate resulted in a reduction to depreciation expense and corresponding decrease in loss from operations and net loss of $7.9 million in the first quarter of fiscal 2021.
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2020 and the first quarter of fiscal 2021, we had restricted cash of $15.3 million.
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
Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes hardware and embedded software and (2) subscription services revenue which includes Evergreen Storage subscriptions, Pure as-a-Service offerings, and Cloud Block Store.
Our product revenue is derived from the sale of integrated storage hardware and operating system software. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers.
Our subscription services revenue is derived from the services we perform in connection with the sale of subscription services and is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen Storage subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen Storage subscription services agreement provides our customers who continually maintain active subscription services agreements for three years a controller refresh with each additional three year renewal. The controller refresh represents a separate performance obligation that is included within the Evergreen Storage subscription service agreement and the allocated revenue is recognized upon shipment of the controller.
Our subscription services also include the right to receive unspecified software updates and upgrades on a when-and-if-available basis, software bug fixes, replacement parts and other services related to the underlying infrastructure, as well as access to our cloud-based management and support platform. We also sell professional services such as installation and implementation consulting services, and the related revenue is recognized as services are performed.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In addition to our cash equivalents, marketable securities and restricted cash, we measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at the end of the first quarter of fiscal 2021 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes at the end of the first quarter of fiscal 2021.
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories at the end of fiscal 2020 and the first quarter of fiscal 2021 (in thousands):

	At the End of Fiscal 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$26,355	$11,068	$—	$15,287
Level 2
U.S. government treasury notes	323,751	2,146	—	325,897	—	325,897	—
U.S. government agencies	53,930	317	(3)	54,244	—	54,244	—
Corporate debt securities	452,318	3,954	(1)	456,271	3,001	453,270	—
Foreign government bonds	14,994	147	—	15,141	—	15,141	—
Asset-backed securities	87,267	699	—	87,966	—	87,966	—
Total	$932,260	$7,263	$(4)	$965,874	$14,069	$936,518	$15,287

	At the End of the First Quarter of Fiscal 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$50,272	$34,985	$—	$15,287
Level 2
U.S. government treasury notes	340,119	5,952	(1)	346,070	—	346,070	—
U.S. government agencies	41,675	618	(11)	42,282	—	42,282	—
Corporate debt securities	427,757	4,706	(412)	432,051	—	432,051	—
Foreign government bonds	21,776	413	—	22,189	—	22,189	—
Asset-backed securities	83,250	803	(85)	83,968	—	83,968	—
Total	$914,577	$12,492	$(509)	$976,832	$34,985	$926,560	$15,287

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the First Quarter of Fiscal 2021
	Amortized Cost	Fair Value
Due within one year	$396,243	$398,933
Due in one to five years	516,314	525,606
Due in five to ten years	2,020	2,021
Total	$914,577	$926,560

Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our investments at the end of fiscal 2020 and the first quarter of fiscal 2021 were temporary in nature. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2020 and the first quarter of fiscal 2021, aggregated by investment category (in thousands):

	At the End of Fiscal 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$—	$—	$1,000	$—	$1,000	$—
U.S. government agencies	4,998	(3)	—	—	4,998	(3)
Corporate debt securities	9,691	(1)	—	—	9,691	(1)
Total	$14,689	$(4)	$1,000	$—	$15,689	$(4)

	At the End of the First Quarter of Fiscal 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$14,975	$(1)	$—	$—	$14,975	$(1)
U.S. government agencies	6,984	(11)	—	—	6,984	(11)
Corporate debt securities	57,571	(412)	—	—	57,571	(412)
Asset-backed securities	14,544	(85)	—	—	14,544	(85)
Total	$94,074	$(509)	$—	$—	$94,074	$(509)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2020	First Quarter of Fiscal 2021
Raw materials	$2,974	$5,687
Finished goods	35,544	33,579
Inventory	$38,518	$39,266
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2020	First Quarter of Fiscal 2021
Test equipment	$205,555	$216,184
Computer equipment and software	141,387	150,012
Furniture and fixtures	8,324	8,800
Leasehold improvements	40,356	43,032
Total property and equipment	395,622	418,028
Less: accumulated depreciation and amortization	(272,882)	(281,820)
Property and equipment, net	$122,740	$136,208

Depreciation and amortization expense related to property and equipment was $19.8 million and $12.4 million for the first quarter of fiscal 2020 and 2021.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2020			First Quarter of Fiscal 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(8,933)	$10,192	$19,125	$(9,630)	$9,495
Developed technology	56,100	(8,035)	48,065	56,100	(10,039)	46,061
Intangible assets, net	$75,225	$(16,968)	$58,257	$75,225	$(19,669)	$55,556

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible assets amortization expense was $1.3 million and $2.7 million for the first quarter of fiscal 2020 and 2021. At the end of the first quarter of fiscal 2021, the weighted-average remaining amortization period was 3.4 years for technology patents and 5.7 years for developed technology. Amortization of the technology patents is included in general and administrative expenses due to their defensive nature and amortization of developed technology is included in cost of product revenue in the condensed consolidated statements of operations.
At the end of the first quarter of fiscal 2021, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2021	$8,103
2022	9,846
2023	9,300
2024	9,300
2025	9,300
Thereafter	9,707
Total	$55,556
Goodwill
As of the end of fiscal 2020 and the first quarter of fiscal 2021, goodwill was $37.6 million. There were no impairments to goodwill during the first quarter of fiscal 2020 and 2021.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2020	First Quarter of Fiscal 2021
Taxes payable	$9,012	$7,459
Accrued marketing	7,679	7,767
Accrued travel and entertainment expenses	3,829	1,126
Acquisition consideration(1)	6,149	470
Other accrued liabilities	20,554	22,059
Total accrued expenses and other liabilities	$47,223	$38,881

(1)Payment in the amount of $7.3 million was made in April 2020.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
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
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2020	2021
Beginning balance	$114,973	$139,204
Additions	18,236	29,762
Recognition of deferred commissions	(19,952)	(26,603)
Ending balance	$113,257	$142,363
Of the $142.4 million total deferred commissions balance at the end of the first quarter of fiscal 2021, we expect to recognize approximately 28% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the first quarter of fiscal 2020 and 2021.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2020	2021
Beginning balance	$535,920	$697,288
Additions	117,894	131,734
Recognition of deferred revenue	(89,584)	(122,962)
Ending balance	$564,230	$706,060
Revenue recognized during the first quarter of fiscal 2020 and 2021, from deferred revenue at the beginning of each respective period was $79.3 million and $108.7 million.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Remaining Performance Obligations
Total contracted but not recognized revenue was $912.0 million at the end of the first quarter of fiscal 2021. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. For orders that are contracted but have not been fulfilled and that can be canceled by customers, the order values are excluded from remaining performance obligations. Of the $912.0 million contracted but not recognized revenue at the end of the first quarter of fiscal 2021, we expect to recognize approximately 42% over the next 12 months, and the remainder thereafter.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2020	First Quarter of Fiscal 2021
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(91,378)	(84,910)
Less: debt issuance costs, net of amortization	(6,615)	(6,147)
Net carrying amount of the Notes	$477,007	$483,943

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The total estimated fair value of the Notes at the end of the first quarter of fiscal 2021 was $521.0 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $13.37 on the last day of the first quarter of fiscal 2021, the if-converted value of the Notes of $292.6 million was less than its principal amount. At the end of the first quarter of fiscal 2021, the remaining term of the Notes is 35 months.

The following table sets forth total interest expense recognized related to the Notes for the first quarter of fiscal 2020 and 2021 (in thousands):

	First Quarter of Fiscal
	2020	2021
Amortization of debt discount	$6,052	$6,468
Amortization of debt issuance costs	438	468
Total amortization of debt discount and debt issuance costs	6,490	6,936
Contractual interest expense	177	177
Total interest expense related to the Notes	$6,667	$7,113

Effective interest rate of the liability component	5.6%	5.6%

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
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2020 and the first quarter of fiscal 2021, we had outstanding letters of credit in the aggregate amount of $11.5 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet at the end of the first quarter of fiscal 2021.
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
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the first quarter of fiscal 2021, we entered into several leases to add office space and executed a data center lease resulting in additional lease payments of $6.8 million. The components of lease costs during the periods presented were as follows (in thousands):

	First Quarter of Fiscal
	2020	2021
Fixed operating lease cost	$8,483	$8,749
Variable lease cost (1)	2,100	2,651
Short-term lease cost (12 months or less)	861	1,507
Total lease cost	$11,444	$12,907
____________________________________
(1) Variable lease cost for the first quarter of fiscal 2020 and 2021 predominantly included common area maintenance charges.
At the end of the first quarter of fiscal 2021, the weighted-average remaining lease term is 5.65 years, and the weighted-average discount rate is 6.42%. Future lease payments under our non-cancelable operating leases at the end of the first quarter of fiscal 2021 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
The remainder of 2021	$27,916
2022	31,710
2023	25,506
2024	19,272
2025	15,775
Thereafter	33,139
Total future lease payments	153,318
Less: imputed interest	(27,492)
Present value of lease liabilities	$125,826

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future lease payments in the above table do not include a data center lease that has not commenced with total undiscounted cash flows of $22.4 million with a lease term of 5.2 years.
Supplemental cash flow information related to our operating leases for the first quarter of fiscal 2020 and 2021 were as follows:

	First Quarter of Fiscal
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$8,114	$8,688
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,327	$10,812

Note 9. Restructuring and Other
In February 2020 and prior to the effects of the COVID-19 pandemic, we effected a workforce realignment plan as part of an effort to streamline our operations. We estimated approximately $6.5 million of restructuring costs related to one-time involuntary termination benefit costs, of which $5.8 million was recognized in the first quarter of fiscal 2021. The restructuring charge is included in restructuring and other on our condensed consolidated statement of operations. We expect to recognize the remaining costs associated with the plan of termination in the second quarter of fiscal 2021. The liability for unpaid amounts at the end of the first quarter was not material.

During the first quarter of fiscal 2021, we incurred incremental costs of $9.5 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021, estimated non-recoverable costs for internal events that could not be held, and hazard related premiums to support manufacturing operations. Of the $9.5 million, $8.9 million is included in restructuring and other expenses and $0.6 million is included in cost of revenue on our condensed consolidated statement of operations.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the first quarter of fiscal 2021, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the first quarter of fiscal 2021, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the first quarter of fiscal 2021, 263,969,943 shares of Class A common stock were issued and outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. The difference between cash paid for stock repurchases and underlying par value is recorded as a reduction to additional paid-in capital, to the extent the repurchases does not cause this balance to be reduced below zero, at which point the difference will be recorded as a reduction to accumulated deficit. During the first quarter of fiscal 2021, we repurchased and retired 5,959,430 shares of common stock at an average purchase price of $11.75 per share for an aggregate repurchase price of $70.0 million. At the end of the first quarter of fiscal 2021, $65.0 million remained available for future share repurchases under our current repurchase authorization.
Note 11. Equity Incentive Plans
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2015 Amended and Restated Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (2015 ESPP) became effective in connection with our IPO and was amended and restated in fiscal 2020. Our board of directors (or a committee thereof) has the authority under the 2015 ESPP to establish the length and terms of the offering periods and purchase periods and the purchase price of the shares of common stock which may be purchased under the plan. The current offering terms allow eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date or $25,000 in any calendar year (as determined under applicable tax rules). In February 2019, we amended the offering terms under the 2015 ESPP on a prospective basis, to include an additional dollar cap of $7,500 per purchase period. The current terms also allow for a 24-month offering period beginning March 16th and September 16th of each year, with each offering period consisting of four 6 months purchase periods, subject to a reset provision. Further, currently, on each purchase date, eligible employees may purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock (1) on the first trading day of the applicable offering period or (2) the purchase date.
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During the first quarter of fiscal 2021, there was an ESPP reset that resulted in a modification charge of $23.8 million, which is being recognized over the new offering period ending March 15, 2022.
Stock-based compensation expense related to our 2015 ESPP was $11.4 million and $5.6 million during the first quarter of fiscal 2020 and 2021. At the end of the first quarter of fiscal 2021, total unrecognized stock-based compensation cost related to our 2015 ESPP was $49.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2020	26,822,243	$8.97	3.9	$237,803
Options exercised	(2,174,568)	4.32
Options forfeited/canceled	(108,184)	16.13
Balance at the end of the first quarter of fiscal 2021	24,539,491	$9.36	3.8	$127,583
Vested and exercisable at the end of the first quarter of fiscal 2021	22,050,411	$8.62	4.2	$126,788

The aggregate intrinsic value of options vested and exercisable at the end of the first quarter of fiscal 2021 is calculated based on the difference between the exercise price and the closing price of $13.37 of our common stock on the last day of the first quarter of fiscal 2021.
During the first quarter of fiscal 2020 and 2021, we recognized $5.5 million and $2.0 million in stock-based compensation expense related to stock options.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
At the end of the first quarter of fiscal 2021, total unrecognized employee compensation cost related to outstanding options was $8.5 million, which is expected to be recognized over a weighted-average period of 1.2 years.
RSUs
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2020	25,434,597	$18.72	$452,736
Granted	10,927,370	9.76
Vested	(2,524,966)	17.57
Forfeited	(1,092,135)	18.17
Unvested balance at the end of the first quarter of fiscal 2021	32,744,866	$15.83	$438,253

During the first quarter of fiscal 2020 and 2021, we recognized $37.3 million and $46.8 million in stock-based compensation expense related to RSUs. At the end of the first quarter of fiscal 2021, total unrecognized employee compensation cost related to unvested RSUs was $476.1 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2020	2,127,206	$19.58	$37,684
Vested	(543,859)	19.43
Forfeited/canceled	(229,605)	20.15
Unvested balance at the end of the first quarter of fiscal 2021	1,353,742	$19.55	$18,100

All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. During the first quarter of fiscal 2020 and 2021, we recognized $7.5 million and $4.3 million in stock-based compensation expense related to restricted stock. At the end of the first quarter of fiscal 2021, total unrecognized employee compensation cost related to unvested restricted stock was $9.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	First Quarter of Fiscal
	2020	2021
Cost of revenue—product	$977	$996
Cost of revenue—subscription services	3,951	3,392
Research and development	28,245	28,711
Sales and marketing	18,314	16,272
General and administrative	10,670	9,323
Total stock-based compensation expense	$62,157	$58,694
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 12. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, repurchasable shares from restricted stock, our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. These potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	First Quarter of Fiscal
	2020	2021
Net loss	$(100,336)	$(90,594)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	245,334	262,935
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.34)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	First Quarter of Fiscal
	2020	2021
Stock options to purchase common stock	34,001	25,590
Unvested RSUs	23,846	29,146
Restricted stock subject to repurchase	2,632	1,705
Shares related to convertible senior notes	21,884	21,884
Shares issuable pursuant to the ESPP	297	1,046
Total	82,660	79,371

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	First Quarter of Fiscal
	2020	2021
Interest income(1)	$6,834	$6,231
Interest expense(2)	(6,667)	(7,151)
Foreign currency transactions losses	(1,981)	(2,386)
Other expense	(2)	(110)
Total other income (expense), net	$(1,816)	$(3,416)
____________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs of the Notes and the contractual interest expense related to the Notes and long-term debt.
Note 14. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and state income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our loss before income taxes and the income tax provision recorded was primarily attributable to changes in our valuation allowance, stock-based compensation expense and research and development credits.
At the end of the first quarter of fiscal 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2020.
Note 15. Segment Information
Our chief operating decision maker is our Chief Executive Officer. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations or operating results. Accordingly, we have a single reportable segment.
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	First Quarter of Fiscal
	2020	2021

United States	$228,939	$264,146
Rest of the world	97,761	102,973
Total revenue	$326,700	$367,119

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2020	First Quarter of Fiscal 2021

United States	$113,942	$127,006
Rest of the world	8,798	9,202
Total long-lived assets	$122,740	$136,208

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the COVID-19 pandemic, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is the first Sunday after January 30.
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
Our Modern Data Experience vision begins with our portfolio of products and subscription services that is transforming and modernizing storage operations for our customers. Our Modern Data Experience vision extends to an innovative and highly-integrated data platform of products and subscription services, consisting of Cloud Data Infrastructure (integrated hardware and software appliances which run in on-premise data centers), Cloud Data Services (software services which run natively in major public cloud infrastructures), and Cloud Data Management (software hosted data management services to manage our entire platform).The Modern Data Experience is based on four key pillars: Fast Matters, Cloud Everywhere, Simple is Smart, and Subscription to Innovation.
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

Subscription to Innovation - Delivering a subscription with low total cost of ownership, eliminating the need for forklift hardware replacements, and providing customizable capacity and mobility, whether on-premise, in the cloud or hybrid cloud. We expect our subscription services sales to continue to grow faster than sales of our integrated appliances as a result of our customers choosing to consume our technologies as a service including Evergreen Storage, Pure as-a-Service and Cloud Data Services subscription services.
Coronavirus (COVID-19)
We continue to actively monitor, evaluate and respond to developments relating to the Coronavirus (COVID-19) pandemic. The global pandemic has resulted in significant global social and business disruption and economic contraction.
Our business and our financial results during the first quarter of fiscal 2021 benefited from increased customer demand of mission critical IT needs arising in response to the unprecedented pandemic. We fulfilled these orders without significant delays and supply shortages based on the resilience of our global supply chain and manufacturing operations. Partially offsetting this tailwind, we saw an increase in opportunities in our pipeline that were expected to close during the quarter but did not close. We also experienced lower demand levels in certain international countries that are significantly impacted by the pandemic. Operating expenses during the first quarter of fiscal 2021 were also lower as a result of impacts of COVID-19 in the areas of reduced travel, marketing costs, and personnel costs.
The global economic contraction due to COVID-19 has created significant uncertainty and is expected to have an adverse impact on our sales growth during fiscal 2021, however, we are not able to currently estimate the ultimate impact.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our FlashArray and FlashBlade products and Evergreen Storage, Pure as-a-Service and Cloud Data Services subscription services. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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
We recognize revenue from Evergreen Storage subscription services agreements and Pure as-a-Service ratably over the contractual service period and professional services as delivered. We expect our subscription services revenue to increase as we add new customers and our existing customers renew and expand their consumption and service levels.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative expenses and restructuring and other expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for employee benefits and facilities-related costs.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars and it may decrease as a percentage of revenue. We intend to continue expanding our sales force and increasing investments with our channel partners. We believe these costs will be offset by efficiencies as we scale.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to convertible senior notes and gains (losses) from foreign currency transactions.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	First Quarter of Fiscal		Change
	2020	2021	$	%
(dollars in thousands, unaudited)
Product revenue	$238,741	$246,939	$8,198	3%
Subscription services revenue	87,959	120,180	32,221	37%
Total revenue	$326,700	$367,119	$40,419	12%
Total sales or bookings of our products and subscription services during the first quarter of fiscal 2021 increased approximately 24% compared to the first quarter of fiscal 2020. Total sales or bookings includes orders that have not been fulfilled and are cancellable are excluded from the remaining performance obligation.
Total revenue increased by $40.4 million, or 12%, during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.
The increase in total sales and revenue was largely driven by an increase in sales of our Evergreen Storage subscription services, and sales of our unified subscription that includes Pure as-a-Service and Cloud Block Store.
Sales of FlashArray//C and FlashBlade, and repeat sales to existing customers contributed to the growth of product revenue during first quarter of fiscal 2021.
During the first quarter of fiscal year 2021, total revenue in the United States grew 15% from $228.9 million to $264.1 million year over year and total rest of the world revenue grew 5% from $97.8 million to $103.0 million year over year. For further details on revenues by geography, see Note 15 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	First Quarter of Fiscal
	2020	2021
Beginning balance	$535,920	$697,288
Additions	117,894	131,734
Recognition of deferred revenue	(89,584)	(122,962)
Ending balance	$564,230	$706,060
Revenue recognized during the first quarter of fiscal 2020 and 2021, from deferred revenue at the beginning of each respective period was $79.3 million and $108.7 million.

Remaining Performance Obligations
Total contracted but not recognized revenue was $912.0 million at the end of the first quarter of fiscal 2021. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. For orders that are contracted but have not been fulfilled and that can be canceled by customers, the order values are excluded from remaining performance obligations. Of the $912.0 million contracted but not recognized revenue at the end of the first quarter of fiscal 2021, we expect to recognize approximately 42% over the next 12 months, and the remainder thereafter.
Cost of Revenue and Gross Margin

	First Quarter of Fiscal		Change
	2020	2021	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$75,615	$68,289	$(7,326)	(10)%
Stock-based compensation	977	996	19	2%
Total product cost of revenue	$76,592	$69,285	$(7,307)	(10)%
% Product revenue	32%	28%

Subscription services cost of revenue	$29,770	$37,617	$7,847	26%
Stock-based compensation	3,951	3,392	(559)	(14)%
Total subscription services cost of revenue	$33,721	$41,009	$7,288	22%
% of Subscription services revenue	38%	34%

Total cost of revenue	$110,313	$110,294	$(19)	—%
% of Total revenue	34%	30%

Product gross margin	68%	72%
Subscription services gross margin	62%	66%
Total gross margin	66%	70%

Product gross margin benefited during the first quarter of fiscal 2021 primarily from sales of larger FlashArray systems. The increase in subscription services cost of revenue was primarily attributable to higher costs in our customer support organization. The increase in subscription services gross margin was driven by increased renewals in Evergreen subscriptions.
Operating Expenses
Research and Development

	First Quarter of Fiscal		Change
	2020	2021	$	%
(dollars in thousands, unaudited)
Research and development	$76,830	$83,735	$6,905	9%
Stock-based compensation	28,245	28,711	466	2%
Total expenses	$105,075	$112,446	$7,371	7%
% of Total revenue	32%	31%

Research and development expense increased by $7.4 million, or 7%, during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, as we continue to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $12.8 million increase in employee compensation and related costs, partially offset by a $6.0 million decrease in depreciation expense due to revising our estimated useful lives of test equipment, and certain computer equipment and software.

Sales and Marketing

	First Quarter of Fiscal		Change
	2020	2021	$	%
(dollars in thousands, unaudited)
Sales and marketing	$148,312	$157,161	$8,849	6%
Stock-based compensation	18,314	16,272	(2,042)	(11)%
Total expenses	$166,626	$173,433	$6,807	4%
% of Total revenue	51%	47%

Sales and marketing expense increased by $6.8 million, or 4%, during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, as we continue to grow our sales force and expand our international presence. The increase was primarily driven by a $10.8 million increase in employee compensation and related costs, which included a $4.2 million increase in sales commission expense. The increase was partially offset by a $6.6 million decrease in travel and related costs primarily due to COVID-19 restrictions.
General and Administrative

	First Quarter of Fiscal		Change
	2020	2021	$	%
(dollars in thousands, unaudited)
General and administrative	$31,440	$31,802	$362	1%
Stock-based compensation	10,670	9,323	(1,347)	(13)%
Total expenses	$42,110	$41,125	$(985)	(2)%
% of Total revenue	13%	11%

Restructuring and Other

	First Quarter of Fiscal		Change
	2020	2021	$
(dollars in thousands, unaudited)
Restructuring and other	$—	$14,702	$14,702
% of Total revenue	—%	4%

In February 2020 and prior to the effects of the COVID-19 pandemic, we effected a workforce realignment plan as part of an effort to streamline our operations. We estimated approximately $6.5 million of restructuring costs related to one-time involuntary termination benefit costs, of which $5.8 million was recognized in the first quarter of fiscal 2021. We expect to recognize the remaining costs associated with the plan of termination in the second quarter of fiscal 2021. The liability for unpaid amounts at the end of the first quarter was not material.
During the first quarter of fiscal 2021, we incurred incremental costs of $8.9 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021 and estimated non-recoverable costs for internal events that could not be held.

Other Income (Expense), Net

	First Quarter of Fiscal		Change
	2020	2021	$
(dollars in thousands, unaudited)
Other income (expense), net	$(1,816)	$(3,416)	$(1,600)
% of Total Revenue	(1)%	(1)%

Provision for Income Taxes

	First Quarter of Fiscal		Change
	2020	2021	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$1,096	$2,297	$1,201	110%
% of Total revenue	—%	1%

The provision for income taxes increased during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, primarily attributable to an increase in foreign income taxes.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2021, we had cash, cash equivalents and marketable securities of $1,274.1 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our liquidity and working capital needs could be negatively impacted by the COVID-19 pandemic and global economic recession which may result in reduced sales, and our customers or partners being unable to fulfill their payment obligations to us. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights and may seek additional equity or debt financing in the future.
Convertible Senior Notes
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

Share Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During the first quarter of fiscal 2021, we repurchased and retired 5,959,430 shares of common stock at an average purchase price of $11.75 per share for an aggregate repurchase price of $70.0 million. Approximately $65.0 million remained under our share repurchase authorization as of the end of the first quarter of fiscal 2021.
Letters of Credit
At the end of fiscal 2020 and the end of the first quarter of fiscal 2021, we had letters of credit in the aggregate amount of $11.5 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Quarter of Fiscal
	2020	2021
Net cash provided by operating activities	$6,642	$35,103
Net cash used in investing activities	$(198,553)	$(8,911)
Net cash provided by (used in) financing activities	$31,576	$(41,247)
Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2020 and 2021 was primarily driven by cash collections from sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during the first quarter of fiscal 2021 is primarily driven by capital expenditures and net purchases of marketable securities, partially offset by maturities of marketable securities.
Net cash used in investing activities during the first quarter of fiscal 2020 is primarily drive by net purchases of marketable securities, acquisition of Compuverde and capital expenditures.
Financing Activities
Net cash used in financing activities during the first quarter of fiscal 2021 is primarily driven by share repurchases, partially offset by proceeds from exercise of stock options and issuance of common stock from ESPP.
Net cash provided by financing activities during the first quarter of fiscal 2020 is primarily driven by proceeds from exercise of stock options and issuance of common stock from ESPP, partially offset by repayment of debt assumed in connection with acquisition of Compuverde.

Contractual Obligations and Commitments
Except as set forth in Notes 7 to 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for fiscal 2020. As events continue to evolve and additional information becomes available in regards to the COVID-19 pandemic, our contractual obligations and commitments may be impacted in future periods.
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
Refer to Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policies and Estimates” in our latest 10-K. There have been no material changes to our critical accounting policies and estimates since our 10-K filed on March 27, 2020, except for the change in estimate of the useful life for certain property and equipment.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, asset-backed securities, and highly rated corporate debt. At the end of the first quarter of fiscal 2021 we had cash, cash equivalents and marketable securities of $1,274.1 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $10.2 million at the end of the first quarter of fiscal 2021.
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars with a proportionally small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange should become more significant.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the first quarter of fiscal 2021 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $7.9 million at the end of the first quarter of fiscal 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the first quarter of fiscal 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2021 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our Class A common stock, which we refer to as our "common stock", involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our consolidated financial statements and the related notes appearing in this quarterly report, before deciding to invest in our common stock. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. In such event, the trading price of our common stock could decline and investors might lose all or part of their investment.
Risks Related to Our Business and Industry
Our business, operating results, cash flows and financial condition may be materially adversely affected by the COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, the impacts of which will depend on future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has resulted in significant global social and business disruption and economic contraction. The pandemic has also put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The impact on the global population and the magnitude and duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other organizations in response to the pandemic and the effectiveness of those actions.
The extent and continued impact of the COVID-19 pandemic on our business and operational and financial performance will depend on many factors, including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers and our sales cycles; impact on our customer, industry or employee events; and effect on our partners, vendors and supply chains, all of which are uncertain and outside of our control. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
We are continuing to monitor the pandemic and intend to take appropriate actions in accordance with the recommendations and requirements of relevant authorities.
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
We also compete against cloud providers and vendors of hyperconverged products, which combine networking and storage. These providers are growing and expanding their product offerings, potentially displacing some demand for our products. In addition, some of our competitors offer bundled products and services in order to reduce the initial cost of their storage products. Further, some of our competitors offer their storage products either at significant discounts or even for free in competing against us.
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
We rely on a limited number of suppliers and, in some cases, on single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. For example, the CPUs utilized in our products are supplied by Intel Corporation (Intel), and neither we nor our contract manufacturers have an agreement with Intel for the procurement of these CPUs. Instead, we purchase the CPUs either directly from Intel or through a reseller on a purchase order basis. Intel or its resellers could stop selling to us at any time or could raise their prices without notice. While we actively monitor and manage our supply chain, we cannot anticipate the potential impact that new or current restrictions due to COVID-19 may have on the manufacturing and shipment of our products.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 12% for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 and our headcount increased from over 3,150 to over 3,500 employees at the end of the first quarter of fiscal 2020 to the end of the first quarter of fiscal 2021. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.

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
We have not achieved profitability for any year since our inception. We incurred a net loss of $201.0 million for fiscal 2020, and $90.6 million for the first quarter of fiscal 2021, and we had an accumulated deficit of $1,282.9 million at the end of fiscal 2020 and $1,373.5 million at the end of the first quarter of fiscal 2021. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
•the impact of adverse economic conditions and the impact of public health epidemics or pandemics, such as the COVID-19 pandemic; and
•future accounting pronouncements and changes in accounting policies.
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
Our ability to increase our revenue depends on our ability to attract, motivate, and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we may need a significant amount of time to train new employees before they are effective and efficient in performing their jobs. From time to time, there may be changes in our management team, which could create short term uncertainty. All of our employees, including members of our management team and executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management or if they are unable to work effectively or at all due to the COVID-19 pandemic, our business and operating results could suffer.
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
We believe that our company culture has been a critical contributor to our success. Our culture fosters innovation, creativity, teamwork, passion for customers and focus on execution, and facilitates critical knowledge transfer and knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures and those of incumbent vendors, is a key competitive advantage and differentiator for our customers and partners. As we grow and change or are required to adapt to changes in business operations as a result of the COVID-19 pandemic, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
•public health pandemics or epidemics, such as the COVID-19 pandemic;

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
Our international operations, as well as changes in tax laws, could expose us to potentially adverse tax consequences.
The U.S. Tax law changes enacted through the Tax Cuts and Jobs Act (the Tax Act) in December 2017 are subject to further interpretations from the U.S. federal and state governments and regulatory organizations. Regulations have been issued to provide interpretive guidance on certain provisions of the Tax Act, but there are still uncertainties as final regulations have not been issued for all provisions. The issuance of final regulations could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Global economic uncertainty and political and fiscal challenges in the United States and abroad can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, political uncertainty in the Middle East and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, and to interruption by man-made factors such as computer viruses or terrorism or by the impact of public health epidemics or pandemics, such as the COVID-19 pandemic.
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
In addition, man-made factors, such as acts of terrorism or malicious computer viruses, and public health epidemics or pandemics, such as the COVID-19 pandemic, could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition could be harmed.

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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $28.66, through June 5, 2020. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
•general economic conditions and trends, including the impact of the COVID pandemic;
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
In August 2019, our board of directors authorized a $150 million share repurchase program, which is being funded from available working capital. The repurchase authorization has no fixed end date. Although our board of directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the first quarter of fiscal 2021 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
February 3 - March 1	$—	—	$135,000
March 2 - March 29	$11.25	2,887	$102,520
March 30 - May 3	$12.21	3,072	$65,000
(1) In August 2019, our board of directors authorized us to repurchase up to $150.0 million of our outstanding common stock under our share repurchase program. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.

The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the first quarter of fiscal 2021 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
February 3 - March 1	$—	—	$—
March 2 - March 29	$10.21	126	$1,287
March 30 - May 3	$10.62	8	$87

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

PURE STORAGE, INC.

Date:	June 11, 2020	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 11, 2020	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial and Accounting Officer)