Form 10-Q
period 2020-08-02
Pure Storage, Inc.
filed 2020-09-11
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2020
OR
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

As of September 7, 2020, the registrant had 268,213,465 shares of its Class A common stock outstanding.

PURE STORAGE, INC.

FORM 10-Q for the Quarter Ended August 2, 2020

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, as well as channel programs, our shift to subscription services, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, our expectations concerning relationships with third parties, including our partners, customers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related "shelter-in-place" orders and other measures and its impact on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2020	Second Quarter of Fiscal 2021

ASSETS
Current assets:
Cash and cash equivalents	$362,635	$355,601
Marketable securities	936,518	937,514
Accounts receivable, net of allowance of $542 and $587	458,643	366,698
Inventory	38,518	36,363
Deferred commissions, current	37,148	39,507
Prepaid expenses and other current assets	56,930	76,701
Total current assets	1,890,392	1,812,384
Property and equipment, net	122,740	145,126
Operating lease right-of-use assets	112,854	121,576
Deferred commissions, non-current	102,056	105,180
Intangible assets, net	58,257	52,855
Goodwill	37,584	37,584
Restricted cash	15,287	15,287
Other assets, non-current	25,034	31,620
Total assets	$2,364,204	$2,321,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,651	$56,366
Accrued compensation and benefits	106,592	96,438
Accrued expenses and other liabilities	47,223	46,818
Operating lease liabilities, current	27,264	29,517
Deferred revenue, current	356,011	378,072
Total current liabilities	614,741	607,211
Convertible senior notes, net	477,007	491,132
Operating lease liabilities, non-current	92,977	109,606
Deferred revenue, non-current	341,277	346,679
Other liabilities, non-current	8,084	20,878
Total liabilities	1,534,086	1,575,506
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share—2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 264,008 and 267,776 Class A shares issued and outstanding	26	27
Additional paid-in capital	2,107,579	2,172,391
Accumulated other comprehensive income	5,449	12,185
Accumulated deficit	(1,282,936)	(1,438,497)
Total stockholders’ equity	830,118	746,106
Total liabilities and stockholders’ equity	$2,364,204	$2,321,612

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021

Revenue:
Product	$300,128	$272,309	$538,869	$519,248
Subscription services	96,199	131,414	184,158	251,594
Total revenue	396,327	403,723	723,027	770,842
Cost of revenue:
Product	92,870	84,731	169,462	154,016
Subscription services	35,138	44,266	68,859	85,275
Total cost of revenue	128,008	128,997	238,321	239,291
Gross profit	268,319	274,726	484,706	531,551
Operating expenses:
Research and development	107,020	114,652	212,095	227,098
Sales and marketing	186,188	171,434	352,814	344,867
General and administrative	40,016	44,471	82,126	85,596
Restructuring and other	—	8,288	—	22,990
Total operating expenses	333,224	338,845	647,035	680,551
Loss from operations	(64,905)	(64,119)	(162,329)	(149,000)
Other income (expense), net	(652)	1,603	(2,468)	(1,813)
Loss before provision for income taxes	(65,557)	(62,516)	(164,797)	(150,813)
Provision for income taxes	461	2,451	1,557	4,748
Net loss	$(66,018)	$(64,967)	$(166,354)	$(155,561)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.25)	$(0.67)	$(0.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	251,298	264,799	248,336	263,867

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021

Net loss	$(66,018)	$(64,967)	$(166,354)	$(155,561)
Other comprehensive income net of tax:
Unrealized net gains on available-for-sale securities	2,173	2,715	3,798	7,605
Less: reclassification adjustment for net gains on available-for-sale securities included in net loss	(53)	(703)	(51)	(869)
Change in unrealized net gains on available-for-sale securities	2,120	2,012	3,747	6,736
Comprehensive loss	$(63,898)	$(62,955)	$(162,607)	$(148,825)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Second Quarter of Fiscal 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2020	252,853	$25	$1,924,947	$1,289	$(1,182,285)	$743,976
Issuance of common stock upon exercise of stock options	655	—	2,502	—	—	2,502
Stock-based compensation expense	—	—	56,460	—	—	56,460
Vesting of restricted stock units	2,277	1	(1)	—	—	—
Net issuance of restricted stock	(33)	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(1,501)	—	—	(1,501)
Other comprehensive income	—	—	—	2,120	—	2,120
Net loss	—	—	—	—	(66,018)	(66,018)
Balance at the end of the second quarter of fiscal 2020	255,752	$26	$1,982,407	$3,409	$(1,248,303)	$737,539

	Second Quarter of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2021	263,970	$26	$2,120,189	$10,173	$(1,373,530)	$756,858
Issuance of common stock upon exercise of stock options	2,138	1	12,237	—	—	12,238
Stock-based compensation expense	—	—	61,456	—	—	61,456
Vesting of restricted stock units	2,930	1	(1)	—	—	—
Tax withholding on vesting of restricted stock	(85)	—	(1,467)	—	—	(1,467)
Repurchases of common stock	(1,177)	(1)	(20,023)	—	—	(20,024)
Other comprehensive income	—	—	—	2,012	—	2,012
Net loss	—	—	—	—	(64,967)	(64,967)
Balance at the end of the second quarter of fiscal 2021	267,776	$27	$2,172,391	$12,185	$(1,438,497)	$746,106

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Two Quarters of Fiscal 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780
Issuance of common stock upon exercise of stock options	3,863	1	19,290	—	—	19,291
Stock-based compensation expense	—	—	118,206	—	—	118,206
Vesting of restricted stock units	4,327	1	(1)	—	—	—
Net issuance of restricted stock	1,065	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(7,173)	—	—	(7,173)
Common stock issued under employee stock purchase plan	2,973	—	32,042	—	—	32,042
Other comprehensive income	—	—	—	3,747	—	3,747
Net loss	—	—	—	—	(166,354)	(166,354)
Balance at the end of the second quarter of fiscal 2020	255,752	$26	$1,982,407	$3,409	$(1,248,303)	$737,539

	First Two Quarters of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	4,313	1	21,625	—	—	21,626
Stock-based compensation expense	—	—	120,150	—	—	120,150
Vesting of restricted stock units	5,455	1	(1)	—	—	—
Cancellation of restricted stock	(230)	—	—	—	—	—
Tax withholding on vesting of restricted stock	(219)	—	(2,841)	—	—	(2,841)
Common stock issued under employee stock purchase plan	1,585	—	16,021	—	—	16,021
Repurchases of common stock	(7,136)	(1)	(90,142)	—	—	(90,143)
Other comprehensive income	—	—	—	6,736	—	6,736
Net loss	—	—	—	—	(155,561)	(155,561)
Balance at the end of the second quarter of fiscal 2021	267,776	$27	$2,172,391	$12,185	$(1,438,497)	$746,106

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Two Quarters of Fiscal
	2020	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,354)	$(155,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,591	31,597
Amortization of debt discount and debt issuance costs	13,290	14,125
Stock-based compensation expense	120,561	120,146
Impairment of long-lived assets	—	7,505
Other	327	1,972
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	26,553	91,896
Inventory	6,852	1,735
Deferred commissions	(3,595)	(5,483)
Prepaid expenses and other assets	(635)	(26,389)
Operating lease right-of-use assets	13,438	14,181
Accounts payable	(30,827)	(21,090)
Accrued compensation and other liabilities	(25,704)	(3,217)
Operating lease liabilities	(13,083)	(13,071)
Deferred revenue	71,045	27,463
Net cash provided by operating activities	55,459	85,809
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(53,229)	(48,776)
Acquisition, net of cash acquired	(47,881)	—
Purchase of intangible assets	(9,000)	—
Purchases of marketable securities	(488,497)	(291,237)
Sales of marketable securities	60,368	91,351
Maturities of marketable securities	270,756	206,174
Net cash used in investing activities	(267,483)	(42,488)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	19,260	21,658
Proceeds from issuance of common stock under employee stock purchase plan	32,042	16,021
Proceeds from borrowing	—	4,950
Repayment of debt assumed from acquisition	(11,555)	—
Tax withholding on vesting of restricted stock	(7,173)	(2,841)
Repurchases of common stock	—	(90,143)
Net cash provided by (used in) financing activities	32,574	(50,355)
Net decrease in cash, cash equivalents and restricted cash	(179,450)	(7,034)
Cash, cash equivalents and restricted cash, beginning of period	463,813	377,922
Cash, cash equivalents and restricted cash, end of period	$284,363	$370,888

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$268,938	$355,601
Restricted cash	15,425	15,287
Cash, cash equivalents and restricted cash, end of period	$284,363	$370,888
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$359	$359
Cash paid for income taxes	$2,716	$5,070
Cash paid for amounts included in the measurement of lease liabilities	$16,167	$17,849
Property and equipment purchased but not yet paid	$5,717	$6,619
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,449	$29,754

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters ending on the first Sunday after January 30, which for fiscal 2020 was February 2, 2020 and for fiscal 2021 is January 31, 2021. The second quarter of fiscal 2020 and 2021 ended on July 31, 2019 and August 2, 2020. Unless otherwise stated, all dates refer to the Company’s fiscal year and fiscal periods.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment from the ongoing COVID-19 pandemic. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, and valuation of intangible assets and goodwill. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In accordance with our on-going accounting practices, we review the estimated useful lives of our property and equipment on an ongoing basis. In the first quarter of fiscal 2021, management determined that the estimated useful lives of its test equipment and certain computer equipment and software required revision. The estimated useful lives of test equipment and certain computer equipment and software were revised to 4 years. Previously, the estimated useful lives of these assets ranged from 2 to 3 years. The change in estimated useful lives was accounted for as a change in estimate and recognized on a prospective basis effective February 3, 2020. The effect of this change in estimate resulted in a reduction to depreciation expense of $6.3 million and $14.1 million in the second quarter and first two quarters of fiscal 2021.
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2020 and the second quarter of fiscal 2021, we had restricted cash of $15.3 million.
Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, in accumulated other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We evaluate our securities with unrealized loss positions as to whether the declines in fair value were due to credit losses, and record the portion of impairment relating to the credit losses through allowance for credit losses limited to the amount that fair value was less than the amortized cost basis. Realized gains and losses from the sale of marketable securities are determined on the specific identification method. Realized gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations.
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
Revenue Recognition
We generate revenue primarily from two sources: (1) product revenue which includes hardware and embedded software and (2) subscription services revenue which includes Evergreen Storage subscriptions, and our unified subscription that includes Pure as-a-Service and Cloud Block Store.
Our product revenue is derived from the sale of integrated storage hardware and operating system software. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers.
Our subscription services revenue is derived from the services we perform in connection with the sale of subscription services and is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen Storage subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen Storage subscription provides our customers with a new controller based upon certain terms. The controller refresh represents a separate performance obligation that is included within the Evergreen Storage subscription service agreement and the allocated revenue is recognized upon shipment of the controller.
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for us beginning February 7, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In addition to our cash equivalents, marketable securities and restricted cash, we measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at the end of the second quarter of fiscal 2021 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes at the end of the second quarter of fiscal 2021.
Cash Equivalents, Marketable Securities and Restricted Cash
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories at the end of fiscal 2020 and the second quarter of fiscal 2021 (in thousands):

	At the End of Fiscal 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$26,355	$11,068	$—	$15,287
Level 2
U.S. government treasury notes	323,751	2,146	—	325,897	—	325,897	—
U.S. government agencies	53,930	317	(3)	54,244	—	54,244	—
Corporate debt securities	452,318	3,954	(1)	456,271	3,001	453,270	—
Foreign government bonds	14,994	147	—	15,141	—	15,141	—
Asset-backed securities	87,267	699	—	87,966	—	87,966	—
Total	$932,260	$7,263	$(4)	$965,874	$14,069	$936,518	$15,287

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of the Second Quarter of Fiscal 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$46,281	$30,994	$—	$15,287
Level 2
U.S. government treasury notes	365,487	4,926	—	370,413	—	370,413	—
U.S. government agencies	46,120	598	(4)	46,714	—	46,714	—
Corporate debt securities	405,307	6,550	(2)	411,855	—	411,855	—
Foreign government bonds	18,770	430	—	19,200	—	19,200	—
Asset-backed securities	87,835	1,497	—	89,332	—	89,332	—
Total	$923,519	$14,001	$(6)	$983,795	$30,994	$937,514	$15,287

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Second Quarter of Fiscal 2021
	Amortized Cost	Fair Value
Due within one year	$354,472	$357,266
Due in one to five years	569,047	580,248
Total	$923,519	$937,514

We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced and expect to experience credit losses which resulted in the decline in fair value. Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our investments at the end of fiscal 2020 and the second quarter of fiscal 2021 were temporary in nature. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2020 and the second quarter of fiscal 2021, aggregated by investment category (in thousands):

	At the End of Fiscal 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$—	$—	$1,000	$—	$1,000	$—
U.S. government agencies	4,998	(3)	—	—	4,998	(3)
Corporate debt securities	9,691	(1)	—	—	9,691	(1)
Total	$14,689	$(4)	$1,000	$—	$15,689	$(4)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of the Second Quarter of Fiscal 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$4,996	$(4)	$—	$—	$4,996	$(4)
Corporate debt securities	1,309	(2)	—	—	1,309	(2)
Total	$6,305	$(6)	$—	$—	$6,305	$(6)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2020	Second Quarter of Fiscal 2021
Raw materials	$2,974	$3,647
Finished goods	35,544	32,716
Inventory	$38,518	$36,363
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2020	Second Quarter of Fiscal 2021
Test equipment	$205,555	$222,682
Computer equipment and software	141,387	160,159
Furniture and fixtures	8,324	8,831
Leasehold improvements	40,356	42,568
Total property and equipment	395,622	434,240
Less: accumulated depreciation and amortization	(272,882)	(289,114)
Property and equipment, net	$122,740	$145,126

Depreciation and amortization expense related to property and equipment was $19.9 million and $13.8 million for the second quarter of fiscal 2020 and 2021, and $39.7 million and $26.2 million for the first two quarters of fiscal 2020 and 2021.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2020			Second Quarter of Fiscal 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(8,933)	$10,192	$19,125	$(10,327)	$8,798
Developed technology	56,100	(8,035)	48,065	56,100	(12,043)	44,057
Intangible assets, net	$75,225	$(16,968)	$58,257	$75,225	$(22,370)	$52,855

Intangible assets amortization expense was $2.6 million and $2.7 million for the second quarter of fiscal 2020 and 2021, and $3.9 million and $5.4 million for the first two quarters of fiscal 2020 and 2021. At the end of the second quarter of fiscal 2021, the weighted-average remaining amortization period was 3.2 years for technology patents and 5.5 years for developed technology. Amortization of the technology patents is included in general and administrative expenses due to their defensive nature and amortization of developed technology is included in cost of product revenue in the condensed consolidated statements of operations.
At the end of the second quarter of fiscal 2021, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2021	$5,402
2022	9,846
2023	9,300
2024	9,300
2025	9,300
Thereafter	9,707
Total	$52,855
Goodwill
At the end of fiscal 2020 and the second quarter of fiscal 2021, goodwill was $37.6 million. There were no impairments to goodwill during the second quarter and first two quarters of fiscal 2020 and 2021.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2020	Second Quarter of Fiscal 2021
Taxes payable	$9,012	$6,437
Accrued marketing	7,679	12,865
Accrued travel and entertainment expenses	3,829	909
Acquisition consideration	6,149	2,628
Other accrued liabilities	20,554	23,979
Total accrued expenses and other liabilities	$47,223	$46,818

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
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Beginning balance	$113,257	$142,363	$114,973	$139,204
Additions	30,074	30,534	48,310	60,296
Recognition of deferred commissions	(24,763)	(28,210)	(44,715)	(54,813)
Ending balance	$118,568	$144,687	$118,568	$144,687
Of the $144.7 million total deferred commissions balance at the end of the second quarter of fiscal 2021, we expect to recognize approximately 27% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the second quarter and first two quarters of fiscal 2020 and 2021.

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
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Beginning balance	$564,230	$706,060	$535,920	$697,288
Additions	140,548	155,435	258,441	287,169
Recognition of deferred revenue	(97,515)	(136,744)	(187,098)	(259,706)
Ending balance	$607,263	$724,751	$607,263	$724,751
Revenue recognized during the second quarter of fiscal 2020 and 2021 from deferred revenue at the beginning of each respective period was $88.2 million and $119.4 million. Revenue recognized during the first two quarters of fiscal 2020 and 2021 from deferred revenue at the beginning of each respective period was $150.2 million and $204.6 million.
Remaining Performance Obligations
Total contracted but not recognized revenue was $956.4 million at the end of the second quarter of fiscal 2021. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. The value of orders that are contracted but have not been fulfilled and that can be canceled by customers, are excluded from remaining performance obligations. Of the $956.4 million contracted but not recognized revenue at the end of the second quarter of fiscal 2021, we expect to recognize approximately 42% over the next 12 months, and the remainder thereafter.

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2020	Second Quarter of Fiscal 2021
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(91,378)	(78,206)
Less: debt issuance costs, net of amortization	(6,615)	(5,662)
Net carrying amount of the Notes	$477,007	$491,132

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265

The total estimated fair value of the Notes at the end of the second quarter of fiscal 2021 was $579.4 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $17.86 on the last day of the second quarter of fiscal 2021, the if-converted value of the Notes of $390.9 million was less than its principal amount. At the end of the second quarter of fiscal 2021, the remaining term of the Notes is 32 months.

The following table sets forth total interest expense recognized related to the Notes for the second quarter and first two quarters of fiscal 2020 and 2021 (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Amortization of debt discount	$6,341	$6,703	$12,393	$13,171
Amortization of debt issuance costs	459	486	897	954
Total amortization of debt discount and debt issuance costs	6,800	7,189	13,290	14,125
Contractual interest expense	181	181	358	358
Total interest expense related to the Notes	$6,981	$7,370	$13,648	$14,483

Effective interest rate of the liability component	5.6%	5.6%	5.6%	5.6%

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2020 and the second quarter of fiscal 2021, we had outstanding letters of credit in the aggregate amount of $11.5 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet at the end of the second quarter of fiscal 2021.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the second quarter of fiscal 2021, we commenced a data center lease executed in fiscal 2020 with total undiscounted cash flows of $22.4 million. The components of lease costs during the periods presented were as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Fixed operating lease cost	$8,228	$9,532	$16,711	$18,281
Variable lease cost (1)	2,242	2,291	4,342	4,942
Short-term lease cost (12 months or less)	1,484	1,559	2,345	3,066
Total lease cost	$11,954	$13,382	$23,398	$26,289
____________________________________
(1) Variable lease cost for the second quarter and first two quarters of fiscal 2020 and 2021 predominantly included common area maintenance charges.
At the end of the second quarter of fiscal 2021, the weighted-average remaining lease term is 5.5 years and the weighted-average discount rate is 6.08%. Future lease payments under our non-cancelable operating leases at the end of the second quarter of fiscal 2021 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
The remainder of 2021	$18,983
2022	34,869
2023	30,180
2024	24,776
2025	21,582
Thereafter	36,094
Total future lease payments	166,484
Less: imputed interest	(27,361)
Present value of lease liabilities	$139,123

Note 9. Restructuring and Other
During the second quarter and first two quarters of fiscal 2021, we ceased use of certain leased facilities. The unamortized costs of $7.5 million relating to operating lease right-of-use assets and leasehold improvements for these leases were expensed.
During the second quarter and first two quarters of fiscal 2021, we effected workforce realignment plans to streamline our operations and recognized $0.8 million and $6.6 million of restructuring costs related to one-time involuntary termination benefit costs. The restructuring charges are included in restructuring and other expenses in our condensed consolidated statement of operations. The liability for unpaid amounts at the end of the second quarter was not material.
During the first two quarters of fiscal 2021, we incurred incremental costs of $9.8 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021, estimated non-recoverable costs for internal events that could not be held, and hazard related premiums to support manufacturing operations. Of these costs, $8.9 million is included in restructuring and other expenses and $0.9 million is included in cost of revenue in our consolidated statement of operations for the first two quarters of fiscal 2021.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the second quarter of fiscal 2021, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the second quarter of fiscal 2021, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the second quarter of fiscal 2021, 267,776,462 shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our common stock. During the second quarter of fiscal 2021, we repurchased and retired 1,176,761 shares of common stock at an average purchase price of $17.00 per share for an aggregate repurchase price of $20.0 million. During the first two quarters of fiscal 2021, we repurchased and retired 7,136,191 shares of common stock at an average purchase price of $12.61 per share for an aggregate repurchase price of approximately $90.0 million. At the end of the second quarter of fiscal 2021, $45.0 million remained available for future share repurchases under our current repurchase authorization.
Note 11. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (the 2009 Plan) and the 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan serves as the successor to our 2009 Plan and provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock unit awards (RSUs), performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2015 Amended and Restated Employee Stock Purchase Plan
Under our Amended and Restated 2015 Employee Stock Purchase Plan (2015 ESPP), our board of directors (or a committee thereof) has the authority to establish the length and terms of the offering periods and purchase periods and the purchase price of the shares of common stock which may be purchased under the plan. The current offering terms allow eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date, a dollar cap of $7,500 per purchase period, or $25,000 in any calendar year (as determined under applicable tax rules). The current terms also allow for a 24-month offering period beginning March 16th and September 16th of each year, with each offering period consisting of four 6 month purchase periods, subject to a reset provision. Further, currently, on each purchase date, eligible employees may purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock (1) on the first trading day of the applicable offering period or (2) the purchase date.
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
Stock-based compensation expense related to our 2015 ESPP was $4.2 million and $6.4 million during the second quarter of fiscal 2020 and 2021, and $15.7 million and $12.0 million during the first two quarters of fiscal 2020 and 2021. At the end of the second quarter of fiscal 2021, total unrecognized stock-based compensation cost related to our 2015 ESPP was $41.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2020	26,822,243	$8.97	3.9	$237,803
Options exercised	(4,312,894)	5.01
Options forfeited	(125,685)	16.54
Balance at the end of the second quarter of fiscal 2021	22,383,664	$9.70	4.2	$183,708
Vested and exercisable at the end of the second quarter of fiscal 2021	20,369,881	$9.06	4.1	$179,477

The aggregate intrinsic value of options vested and exercisable at the end of the second quarter of fiscal 2021 is calculated based on the difference between the exercise price and the closing price of $17.86 of our common stock on the last day of the second quarter of fiscal 2021.
Stock-based compensation expense recognized related to stock options was $4.5 million and $2.1 million during the second quarter of fiscal 2020 and 2021, and $10.0 million and $4.1 million during the first two quarters of fiscal 2020 and 2021.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
At the end of the second quarter of fiscal 2021, total unrecognized employee compensation cost related to outstanding options was $6.4 million, which is expected to be recognized over a weighted-average period of 1.0 year.
RSUs and PRSUs
A summary of the RSU and PRSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2020	25,434,597	$18.72	$452,736
Granted	14,461,995	11.27
Vested	(5,454,940)	16.93
Forfeited	(1,643,740)	17.34
Unvested balance at the end of the second quarter of fiscal 2021	32,797,912	$15.80	$585,770

During the second quarter of fiscal 2021, we issued 1,451,896 shares of performance RSUs (PRSUs), at a target percentage of 100%, with both performance and service vesting conditions payable in common stock, from 0% to 125% of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled.
Stock-based compensation expense recognized related to RSUs and PRSUs was $40.4 million and $50.1 million during the second quarter of fiscal 2020 and 2021, and $77.7 million and $96.9 million during the first two quarters of fiscal 2020 and 2021. At the end of the second quarter of fiscal 2021, total unrecognized employee compensation cost related to unvested RSUs was $472.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2020	2,127,206	$19.58	$37,684
Vested	(787,698)	19.54
Forfeited/canceled	(229,605)	20.15
Unvested balance at the end of the second quarter of fiscal 2021	1,109,903	$19.49	$19,823

All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. Stock-based compensation expense recognized related to restricted stock was $7.4 million and $2.8 million during the second quarter of fiscal 2020 and 2021, and $14.8 million and $7.1 million during the first two quarters of fiscal 2020 and 2021. At the end of the second quarter of fiscal 2021, total unrecognized employee compensation cost related to unvested restricted stock was $7.1 million, which is expected to be recognized over a weighted-average period of 1.4 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Cost of revenue—product	$954	$990	$1,931	$1,986
Cost of revenue—subscription services	3,633	3,686	7,584	7,078
Research and development	29,108	29,839	57,353	58,550
Sales and marketing	16,055	16,848	34,369	33,120
General and administrative	8,654	10,089	19,324	19,412
Total stock-based compensation expense	$58,404	$61,452	$120,561	$120,146
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 12. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs and PRSUs, repurchasable shares from restricted stock, our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. These potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Net loss	$(66,018)	$(64,967)	$(166,354)	$(155,561)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	251,298	264,799	248,336	263,867
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.25)	$(0.67)	$(0.59)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Stock options to purchase common stock	31,739	23,329	32,852	24,482
Unvested RSUs and PRSUs	25,513	33,286	24,743	31,216
Restricted stock subject to repurchase	2,917	1,236	2,777	1,473
Shares related to convertible senior notes	21,884	21,884	21,884	21,884
Shares issuable pursuant to the ESPP	720	2,040	720	2,040
Total	82,773	81,775	82,976	81,095

Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Interest income(1)	$6,772	$4,424	$13,606	$10,655
Interest expense(2)	(6,981)	(7,433)	(13,648)	(14,584)
Foreign currency transactions gains (losses)	(443)	2,808	(2,426)	422
Other income	—	1,804	—	1,694
Total other income (expense), net	$(652)	$1,603	$(2,468)	$(1,813)
____________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs of the Notes and the contractual interest expense related to the Notes and debt.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. On July 22, 2019, the taxpayer filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition to appeal the decision to the Supreme Court and on June 22, 2020 the Supreme Court denied the petition. The Supreme Court action did not have a material impact on our financial statements. There is no impact on our effective tax rate for the second quarter and first two quarters of fiscal 2021, due to our U.S. full valuation allowance against our deferred tax assets.
At the end of the second quarter of fiscal 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2020.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021

United States	$294,596	$281,679	$523,535	$545,825
Rest of the world	101,731	122,044	199,492	225,017
Total revenue	$396,327	$403,723	$723,027	$770,842

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2020	Second Quarter of Fiscal 2021

United States	$113,942	$135,311
Rest of the world	8,798	9,815
Total long-lived assets	$122,740	$145,126

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Event
On August 24, 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital.
The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or LIBOR, subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. In addition, we will incur a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum. The respective margins are based on the then-applicable Consolidated Leverage Ratio.
Loans under the Credit Facility are subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending January 31, 2021: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1.
We have not borrowed any funds under the Credit Facility.

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

Subscription to Innovation - Delivering a subscription with low total cost of ownership, eliminating the need for forklift hardware replacements, and providing customizable capacity and mobility, whether on-premise, in the cloud or hybrid cloud. We expect our subscription services sales to continue to grow faster than sales of our integrated appliances as a result of our customers choosing to consume our technologies as a service including Evergreen Storage, and our unified subscription including Pure as-a-Service and Cloud Data Services.
Coronavirus (COVID-19)
We continue to actively monitor, evaluate and respond to developments relating to the Coronavirus (COVID-19) pandemic. The global pandemic has resulted in significant global social and business disruption and economic contraction.
The global economic contraction due to COVID-19 continues to create significant uncertainty and is having an adverse impact on our sales growth during fiscal 2021; however, we are not able to currently estimate the ultimate impact.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our FlashArray and FlashBlade products and subscription services, Evergreen Storage, and our unified subscription that includes Pure as-a-Service and Cloud Data Services. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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
We generally recognize revenue from subscription services over the contractual service period and professional services as delivered. We expect our subscription services revenue to increase as we add new customers and our existing customers renew and expand their consumption and service levels.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars.
General and Administrative. General and administrative expenses consist primarily of compensation and related expenses for administrative functions including finance, legal, human resources, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expense to increase in absolute dollars and it may increase slightly as a percentage of revenue.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Product revenue	$300,128	$272,309	$(27,819)	(9)%	$538,869	$519,248	$(19,621)	(4)%
Subscription services revenue	96,199	131,414	35,215	37%	184,158	251,594	67,436	37%
Total revenue	$396,327	$403,723	$7,396	2%	$723,027	$770,842	$47,815	7%
Total revenue increased by $7.4 million, or 2%, during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and increased by $47.8 million, or 7%, during the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020.

The increase in total revenue during these periods was largely driven by increases in sales of both our Evergreen Storage subscription services, and our unified subscription that includes Pure as-a-Service and Cloud Block Store. The increases in revenue of our subscription services was offset by declines in product revenues impacted by the global recession caused by COVID-19.
During the second quarter of fiscal year 2021 compared to the second quarter of fiscal 2020, total revenue in the United States declined by 4% from $294.6 million to $281.7 million and total rest of the world revenue grew 20% from $101.7 million to $122.0 million. During the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020, total revenue in the United States grew by 4% from $523.5 million to $545.8 million and total rest of the world revenue grew 13% from $199.5 million to $225.0 million. For further details on revenues by geography, see Note 15 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2020	2021	2020	2021
Beginning balance	$564,230	$706,060	$535,920	$697,288
Additions	140,548	155,435	258,441	287,169
Recognition of deferred revenue	(97,515)	(136,744)	(187,098)	(259,706)
Ending balance	$607,263	$724,751	$607,263	$724,751
Revenue recognized during the second quarter of fiscal 2020 and 2021, from deferred revenue at the beginning of each respective period was $88.2 million and $119.4 million. Revenue recognized during the first two quarters of fiscal 2020 and 2021, from deferred revenue at the beginning of each respective period was $150.2 million and $204.6 million.
Remaining Performance Obligations
Total contracted but not recognized revenue was $956.4 million at the end of the second quarter of fiscal 2021. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. The value of orders that are contracted but have not been fulfilled and that can be canceled by customers, are excluded from remaining performance obligations. Of the $956.4 million contracted but not recognized revenue at the end of the second quarter of fiscal 2021, we expect to recognize approximately 42% over the next 12 months, and the remainder thereafter.

Cost of Revenue and Gross Margin

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$91,916	$83,741	$(8,175)	(9)%	$167,531	$152,030	$(15,501)	(9)%
Stock-based compensation	954	990	36	4%	1,931	1,986	55	3%
Total product cost of revenue	$92,870	$84,731	$(8,139)	(9)%	$169,462	$154,016	$(15,446)	(9)%
% Product revenue	31%	31%			31%	30%

Subscription services cost of revenue	$31,505	$40,580	$9,075	29%	$61,275	$78,197	$16,922	28%
Stock-based compensation	3,633	3,686	53	1%	7,584	7,078	(506)	(7)%
Total subscription services cost of revenue	$35,138	$44,266	$9,128	26%	$68,859	$85,275	$16,416	24%
% of Subscription services revenue	37%	34%			37%	34%

Total cost of revenue	$128,008	$128,997	$989	1%	$238,321	$239,291	$970	—%
% of Total revenue	32%	32%			33%	31%

Product gross margin	69%	69%			69%	70%
Subscription services gross margin	63%	66%			63%	66%
Total gross margin	68%	68%			67%	69%

The increase in subscription services cost of revenue was primarily attributable to higher costs in our customer support organization. The increase in subscription services gross margin for both periods was driven by increased renewals in Evergreen subscriptions.
Operating Expenses
Research and Development

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Research and development	$77,912	$84,813	$6,901	9%	$154,742	$168,548	$13,806	9%
Stock-based compensation	29,108	29,839	731	3%	57,353	58,550	1,197	2%
Total expenses	$107,020	$114,652	$7,632	7%	$212,095	$227,098	$15,003	7%
% of Total revenue	27%	28%			29%	29%

Research and development expense increased by $7.6 million, or 7%, during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, as we continue to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $10.7 million increase in employee compensation and related costs, partially offset by a $6.0 million decrease in depreciation expense due to revising our estimated useful lives of test equipment, and certain computer equipment and software during the first quarter of fiscal 2021.

Research and development expense increased by $15.0 million, or 7%, during the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020. The increase was primarily driven by a $23.2 million increase in employee compensation and related costs, partially offset by a $12.0 million decrease in depreciation expense due to revising our estimated useful lives of test equipment, and certain computer equipment and software during the first quarter of fiscal 2021.
Sales and Marketing

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Sales and marketing	$170,133	$154,586	$(15,547)	(9)%	$318,445	$311,747	$(6,698)	(2)%
Stock-based compensation	16,055	16,848	793	5%	34,369	33,120	(1,249)	(4)%
Total expenses	$186,188	$171,434	$(14,754)	(8)%	$352,814	$344,867	$(7,947)	(2)%
% of Total revenue	47%	42%			49%	45%

Sales and marketing expense decreased by $14.8 million, or 8%, during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, primarily due to a decrease of $19.4 million in marketing and travel spend due to the COVID-19 pandemic. The decrease was partially offset by a $4.8 million increase in employee compensation and related costs as we continue to invest in certain areas within sales and marketing.
Sales and marketing expense decreased by $7.9 million, or 2%, during the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020. The decrease was primarily due to a decrease of $29.8 million in marketing and travel spend due to the COVID-19 pandemic, partially offset by a $14.9 million increase in employee compensation and related costs, a $3.6 million increase in office and facilities-related expenses and a $2.0 million increase in outside services as we continue to grow our sales force and expand our international presence.
General and Administrative

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
General and administrative	$31,362	$34,382	$3,020	10%	$62,802	$66,184	$3,382	5%
Stock-based compensation	8,654	10,089	1,435	17%	19,324	19,412	88	—%
Total expenses	$40,016	$44,471	$4,455	11%	$82,126	$85,596	$3,470	4%
% of Total revenue	10%	11%			11%	11%
General and administrative expense increased by $4.5 million, or 11%, during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and increased by $3.5 million, or 4%, during the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020, primarily due to employee compensation and related costs.

Restructuring and Other

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2020	2021	$	2020	2021	$
(dollars in thousands, unaudited)
Restructuring and other	$—	$8,288	$8,288	$—	$22,990	$22,990
% of Total revenue	—%	2%		—%	3%

During the second quarter of fiscal 2021, we ceased use of certain leased facilities. The unamortized costs of $7.5 million relating to the operating lease right-of-use assets and leasehold improvements for these leases were expensed. We also recognized $0.8 million in involuntary termination benefit costs related to a workforce realignment plan.
During the first two quarters of fiscal 2021, we incurred incremental costs of $8.9 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021 and estimated non-recoverable costs for internal events that could not be held. In addition, we expensed unamortized costs of $7.5 million relating to the cease use of certain lease facilities (as discussed above) and recognized $6.6 million in one-time involuntary termination benefit costs related to workforce realignment plans.

Other Income (Expense), Net

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2020	2021	$	2020	2021	$
(dollars in thousands, unaudited)
Other income (expense), net	$(652)	$1,603	$2,255	$(2,468)	$(1,813)	$655
% of Total revenue	—%	—%		—%	—%

Provision for Income Taxes

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$461	$2,451	$1,990	432%	$1,557	$4,748	$3,191	205%
% of Total revenue	—%	1%			—%	1%

The provision for income taxes increased during the second quarter and first two quarters of fiscal 2021 compared to the second quarter and first two quarters of fiscal 2020 primarily attributable to an increase in foreign income taxes and the release of valuation allowance related to unrealized gains on available for sale securities in the second quarter of fiscal 2020.

Liquidity and Capital Resources
At the end of the second quarter of fiscal 2021, we had cash, cash equivalents and marketable securities of $1,293.1 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our liquidity and working capital needs could be negatively impacted by the COVID-19 pandemic and global economic recession which has resulted in reduced sales, and our customers or partners being unable to fulfill their payment obligations to us. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights and may seek additional equity or debt financing in the future.
Revolving Credit Facility
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital. The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or LIBOR, subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. In addition, we will incur a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum. The respective margins are based on the then-applicable Consolidated Leverage Ratio. Loans under the Credit Facility are subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending January 31, 2021: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We have not borrowed any funds under the Credit Facility.
Letters of Credit
At the end of fiscal 2020 and the end of the second quarter of fiscal 2021, we had letters of credit in the aggregate amount of $11.5 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
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

Share Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our common stock. During the second quarter of fiscal 2021, we repurchased and retired 1,176,761 shares of common stock at an average purchase price of $17.00 per share for an aggregate repurchase price of $20.0 million. During the first two quarters of fiscal 2021, we repurchased and retired 7,136,191 shares of common stock at an average purchase price of $12.61 per share for an aggregate repurchase price of approximately $90.0 million. Approximately $45.0 million remained under our share repurchase authorization as of the end of the second quarter of fiscal 2021.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Two Quarters of Fiscal
	2020	2021
Net cash provided by operating activities	$55,459	$85,809
Net cash used in investing activities	$(267,483)	$(42,488)
Net cash provided by (used in) financing activities	$32,574	$(50,355)
Operating Activities
Net cash provided by operating activities during the first two quarters of fiscal 2020 and 2021 was primarily driven by cash collections from sales of our product and subscription services including certain invoices with extended payment terms and deferral of the employer portion of social security payroll tax under the CARES Act, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during the first two quarters of fiscal 2021 was primarily driven by net purchases of marketable securities and capital expenditures.
Net cash used in investing activities during the first two quarters of fiscal 2020 was primarily driven by net purchases of marketable securities, capital expenditures, net cash paid for our acquisition of Compuverde, and intangible assets acquired.
Financing Activities
Net cash used in financing activities during the first two quarters of fiscal 2021 was primarily driven by share repurchases, partially offset by proceeds from exercise of stock options and issuance of common stock from employee stock purchase plan (ESPP).
Net cash provided by financing activities during first two quarters of fiscal 2020 was primarily driven by proceeds from issuance of common stock from ESPP and exercise of stock options, partially offset by repayment of debt assumed in connection with acquisition of Compuverde, and tax withholdings on vesting of restricted stock.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, U.S. government notes and U.S. agency notes, asset-backed securities, and highly rated corporate debt. At the end of the second quarter of fiscal 2021 we had cash, cash equivalents and marketable securities of $1,293.1 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $11.2 million at the end of the second quarter of fiscal 2021.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the second quarter of fiscal 2021 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $4.6 million at the end of the second quarter of fiscal 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the second quarter of fiscal 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. During the second quarter of fiscal 2021 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
Our business, operating results, cash flows and financial condition may be materially adversely affected by the COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, the impacts of which will depend on ongoing and future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has resulted in significant global social and business disruption and economic contraction. The pandemic has impacted our business and has also put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The ongoing impact on the global population and the magnitude and duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the ongoing impact on the global economic market, which will be highly dependent, among other things, upon the actions of governments, businesses and other organizations in response to the pandemic and the effectiveness of those actions.
The extent and continued impact of the COVID-19 pandemic on our business and operational and financial performance depends on many factors, including the duration and spread of the outbreak; the availability and effectiveness of a vaccine; government responses to and restrictions related to the pandemic; impact on our customers and our sales efforts and cycles; impact on our customer, industry or employee events; and effect on our partners, vendors and supply chains, all of which are uncertain and outside of our control. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services, including due to budget constraints and other uncertainties; our ability to gain new customers; our employee productivity; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure.
Further, the COVID-19 pandemic has enhanced, and may further exacerbate, other risks discussed in this “Risk Factors” section, particularly risks associated with demand, market trends, relationship building and sales efforts, as well as risks affected by the shift to our workforce largely working from home. We are continuing to monitor the pandemic and intend to continue taking appropriate steps in accordance with the recommendations and requirements of relevant authorities.

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

Many competitors have developed or acquired competing storage technologies with features or data reduction technologies that directly compete with our products or have introduced business programs designed, among other things, to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve their products, reduce their prices and introduce new features, services and technologies that may, or may claim to, offer greater value compared to our products. In addition, these developments may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against our current or future competitors.
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

Risks Related to Our Operating Results or Financial Condition
We have experienced growth in prior periods, and we may not be able to sustain future growth effectively.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, while we delivered year-over-year revenue growth of 2% for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, our headcount increased from over 3,300 to over 3,700 employees at the end of the second quarter of fiscal 2020 to the end of the second quarter of fiscal 2021. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
We expect that our future growth will continue to place strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, may develop more slowly than we expect or may never materialize. Investors should not consider our revenue growth in prior quarterly or annual periods as indicative of our future performance. In future periods, we may not achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to maintain adequate revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. If we are unable to manage our growth successfully, we may not be able to take advantage of market opportunities or release new products or enhancements in a timely manner, and we may fail to satisfy customers’ expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely impact our growth and affect our business and operating results.
We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing heavily in our business, which may put pressure on near-term profitability.
We have not achieved profitability for any year since our inception. We incurred a net loss of $201.0 million for fiscal 2020, and $155.6 million for the first two quarters of fiscal 2021, and we had an accumulated deficit of $1,282.9 million at the end of fiscal 2020 and $1,438.5 million at the end of the second quarter of fiscal 2021. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
Our FlashArray products have historically accounted for the majority of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future, including through our subscription offerings. We have seen slower revenue growth in recent periods, which we believe has largely been driven by the pandemic. As a result, our revenue could be reduced by any decline or fluctuation in demand for these products, regardless of the reason. If demand for our core products slows or declines, we may not be able to increase our revenue or achieve and maintain profitability.
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
Our revenue from subscription services has been increasing as a percentage of total revenue over time. We are also increasing the number of our subscription-based offerings, such as Pure as-a-Service, though it is more difficult to predict the rate at which customers will adopt, and the rate at which our revenue will grow from these new offerings. We recognize subscription services revenue ratably over the term of the relevant period. As a result, much of the subscription services revenue we report each quarter is derived from agreements that we sold in prior quarters. Consequently, a decline in new or renewed subscription services agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscription services is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription services revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.

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
We need to continue to expand and optimize our sales organization in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. We must design and implement effective sales incentive programs, and it can take time before new sales representatives are fully trained and productive. We must adapt our sales processes for new sales and marketing approaches, including those required by the changes resulting from the pandemic. If we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of these investments or increase our revenue and our business and operating results could suffer.

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
The U.S. Tax law changes enacted through the Tax Cuts and Jobs Act (the Tax Act) in December 2017 are subject to further interpretations from the U.S. federal and state governments and regulatory organizations. Such interpretations could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Global economic uncertainty, civil unrest and political and fiscal challenges in the United States and abroad can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, political uncertainty in the Middle East and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
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
Risks Related to Our Credit Facility and Notes
Restrictive covenants in the agreement governing our senior secured revolving credit facility may restrict our ability to pursue business strategies.
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300 million (Credit Facility). We have not borrowed any funds under this Credit Facility. We could borrow funds under this Credit Facility at any time, subject to customary borrowing conditions, for general corporate purposes and working capital.

The agreement governing our senior secured revolving Credit Facility limits our ability, among other things, to: incur additional secured indebtedness; sell, transfer, license or dispose of assets; consolidate or merge; enter into transactions with our affiliates; and incur liens. In addition, our senior secured revolving Credit Facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments, loans and other advances, and prepaying any additional indebtedness while our indebtedness under our senior secured revolving Credit Facility is outstanding. Our failure to comply with financial and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $28.66, through September 7, 2020. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
In August 2019, our board of directors authorized a $150 million share repurchase program, which is being funded from available working capital. A large portion of the currently authorized program has been used. The repurchase authorization has no fixed end date. Although our board of directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the second quarter of fiscal 2021 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
May 4 - May 31	$—	—	$65,000
June 1 - June 28	$16.83	825	$51,112
June 29 - August 2	$17.38	352	$45,000
(1) In August 2019, our board of directors authorized us to repurchase up to $150.0 million of our outstanding common stock under our share repurchase program. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the second quarter of fiscal 2021 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
May 4 - May 31	$—	—	$—
June 1 - June 28	$17.28	85	$1,469
June 29 - August 2	$—	—	$—

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018
4.3	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2 hereto)	8-K	001-37570	4.2	4/10/2018
4.4	Reference is made to Exhibits 3.1 and 3.2
10.13*	Credit Agreement, dated as of August 24, 2020 by and among Pure Storage, Inc., the Lenders party thereto and Barclays Bank PLC, as administrative agent, issuing bank and swingline lender.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

* Filed herewith.
** Furnished herewith.
+  Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE STORAGE, INC.

Date:	September 10, 2020	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 10, 2020	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial and Accounting Officer)