Form 10-Q
period 2020-11-01
Pure Storage, Inc.
filed 2020-12-09
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2020
OR
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

As of December 4, 2020, the registrant had 272,810,989 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended November 1, 2020

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, as well as channel programs, our shift to subscription services, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, our expectations concerning relationships with third parties, including our partners, customers and contract manufacturers, the impact of the Portworx acquisition and technology, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related "shelter-in-place" orders and other measures and its impact on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2020	Third Quarter of Fiscal 2021

ASSETS
Current assets:
Cash and cash equivalents	$362,635	$263,702
Marketable securities	936,518	937,718
Accounts receivable, net of allowance of $542 and $558	458,643	378,193
Inventory	38,518	43,152
Deferred commissions, current	37,148	42,728
Prepaid expenses and other current assets	56,930	77,813
Total current assets	1,890,392	1,743,306
Property and equipment, net	122,740	158,200
Operating lease right-of-use assets	112,854	137,856
Deferred commissions, non-current	102,056	109,361
Intangible assets, net	58,257	81,075
Goodwill	37,584	360,997
Restricted cash	15,287	11,349
Other assets, non-current	25,034	50,851
Total assets	$2,364,204	$2,652,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,651	$89,369
Accrued compensation and benefits	106,592	83,163
Accrued expenses and other liabilities	47,223	47,939
Operating lease liabilities, current	27,264	30,902
Deferred revenue, current	356,011	408,086
Total current liabilities	614,741	659,459
Long-term debt	477,007	748,422
Operating lease liabilities, non-current	92,977	124,382
Deferred revenue, non-current	341,277	354,678
Other liabilities, non-current	8,084	30,973
Total liabilities	1,534,086	1,917,914
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share—2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 264,008 and 272,040 Class A shares issued and outstanding	26	27
Additional paid-in capital	2,107,579	2,238,714
Accumulated other comprehensive income	5,449	9,059
Accumulated deficit	(1,282,936)	(1,512,719)
Total stockholders’ equity	830,118	735,081
Total liabilities and stockholders’ equity	$2,364,204	$2,652,995

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021

Revenue:
Product	$323,268	$274,470	$862,137	$793,718
Subscription services	105,141	136,149	289,299	387,743
Total revenue	428,409	410,619	1,151,436	1,181,461
Cost of revenue:
Product	89,998	86,661	259,460	240,677
Subscription services	37,773	47,442	106,632	132,717
Total cost of revenue	127,771	134,103	366,092	373,394
Gross profit	300,638	276,516	785,344	808,067
Operating expenses:
Research and development	106,663	122,981	318,758	350,079
Sales and marketing	184,819	172,282	537,633	517,149
General and administrative	37,416	46,467	119,542	132,063
Restructuring and other	—	—	—	22,990
Total operating expenses	328,898	341,730	975,933	1,022,281
Loss from operations	(28,260)	(65,214)	(190,589)	(214,214)
Other income (expense), net	9	(4,887)	(2,459)	(6,700)
Loss before provision for income taxes	(28,251)	(70,101)	(193,048)	(220,914)
Provision for income taxes	1,731	4,121	3,288	8,869
Net loss	$(29,982)	$(74,222)	$(196,336)	$(229,783)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.28)	$(0.78)	$(0.87)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	255,047	269,144	250,618	265,626

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021

Net loss	$(29,982)	$(74,222)	$(196,336)	$(229,783)
Other comprehensive income (loss) net of tax:
Unrealized net gains (losses) on available-for-sale securities	1,927	(2,869)	5,725	4,736
Less: reclassification adjustment for net gains on available-for-sale securities included in net loss	(220)	(257)	(271)	(1,126)
Change in unrealized net gains (losses) on available-for-sale securities	1,707	(3,126)	5,454	3,610
Comprehensive loss	$(28,275)	$(77,348)	$(190,882)	$(226,173)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Third Quarter of Fiscal 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2020	255,752	$26	$1,982,407	$3,409	$(1,248,303)	$737,539
Issuance of common stock upon exercise of stock options	934	—	6,715	—	—	6,715
Stock-based compensation expense	—	—	52,336	—	—	52,336
Vesting of restricted stock units	2,557	—	—	—	—	—
Net issuance of restricted stock	(93)	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(1,614)	—	—	(1,614)
Common stock issued under employee stock purchase plan	770	—	11,249	—	—	11,249
Other comprehensive income	—	—	—	1,707	—	1,707
Net loss	—	—	—	—	(29,982)	(29,982)
Balance at the end of the third quarter of fiscal 2020	259,920	$26	$2,051,093	$5,116	$(1,278,285)	$777,950

	Third Quarter of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2021	267,776	$27	$2,172,391	$12,185	$(1,438,497)	$746,106
Issuance of common stock upon exercise of stock options	678	—	4,019			4,019
Stock-based compensation expense	—	—	59,734	—	—	59,734
Vesting of restricted stock units	2,990	—	—	—	—	—
Tax withholding on vesting of restricted stock	(86)	—	(1,239)	—	—	(1,239)
Forfeiture of restricted stock	(87)	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,129	—	16,418	—	—	16,418
Repurchases of common stock	(1,360)	—	(21,411)	—	—	(21,411)
Equity awards assumed in an acquisition	—	—	8,802	—	—	8,802
Other comprehensive loss	—	—	—	(3,126)	—	(3,126)
Net loss	—	—	—	—	(74,222)	(74,222)
Balance at the end of the third quarter of fiscal 2021	272,040	$27	$2,238,714	$9,059	$(1,512,719)	$735,081

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Three Quarters of Fiscal 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780
Issuance of common stock upon exercise of stock options	4,797	1	26,005	—	—	26,006
Stock-based compensation expense	—	—	170,542	—	—	170,542
Vesting of restricted stock units	6,884	1	(1)	—	—	—
Net issuance of restricted stock	972	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(8,787)	—	—	(8,787)
Common stock issued under employee stock purchase plan	3,743	—	43,291	—	—	43,291
Other comprehensive income	—	—	—	5,454	—	5,454
Net loss	—	—	—	—	(196,336)	(196,336)
Balance at the end of the third quarter of fiscal 2020	259,920	$26	$2,051,093	$5,116	$(1,278,285)	$777,950

	First Three Quarters of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	4,991	1	25,644	—	—	25,645
Stock-based compensation expense	—	—	179,884	—	—	179,884
Vesting of restricted stock units	8,445	1	(1)	—	—	—
Tax withholding on vesting of restricted stock	(305)	—	(4,080)	—	—	(4,080)
Cancellation and forfeiture of restricted stock	(317)	—	—	—	—	—
Common stock issued under employee stock purchase plan	3,714	—	32,439	—	—	32,439
Repurchases of common stock	(8,496)	(1)	(111,553)	—	—	(111,554)
Equity awards assumed in an acquisition	—	—	8,802	—	—	8,802
Other comprehensive income	—	—	—	3,610	—	3,610
Net loss	—	—	—	—	(229,783)	(229,783)
Balance at the end of the third quarter of fiscal 2021	272,040	$27	$2,238,714	$9,059	$(1,512,719)	$735,081

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Three Quarters of Fiscal
	2020	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(196,336)	$(229,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,785	49,811
Amortization of debt discount and debt issuance costs	20,186	21,525
Stock-based compensation expense	174,790	179,755
Impairment of long-lived assets	—	7,505
Other	(483)	4,111
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	17,079	83,220
Inventory	2,722	(4,724)
Deferred commissions	(8,158)	(12,885)
Prepaid expenses and other assets	1,464	(37,606)
Operating lease right-of-use assets	19,962	21,434
Accounts payable	(35,244)	8,566
Accrued compensation and other liabilities	(31,011)	(9,737)
Operating lease liabilities	(19,020)	(20,444)
Deferred revenue	106,980	57,860
Net cash provided by operating activities	119,716	118,608
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(74,206)	(73,643)
Acquisitions, net of cash acquired	(51,594)	(339,806)
Purchase of intangible assets	(9,000)	—
Purchases of marketable securities	(640,024)	(454,391)
Sales of marketable securities	116,518	132,207
Maturities of marketable securities	345,657	324,780
Other	—	(5,000)
Net cash used in investing activities	(312,649)	(415,853)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	25,804	25,677
Proceeds from issuance of common stock under employee stock purchase plan	43,291	32,439
Proceeds from borrowings, net of issuance costs	—	251,892
Repayment of debt assumed from acquisition	(11,555)	—
Tax withholding on vesting of restricted stock	(8,787)	(4,080)
Repurchases of common stock	—	(111,554)
Net cash provided by financing activities	48,753	194,374
Net decrease in cash, cash equivalents and restricted cash	(144,180)	(102,871)
Cash, cash equivalents and restricted cash, beginning of period	463,813	377,922
Cash, cash equivalents and restricted cash, end of period	$319,633	$275,051

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$304,346	$263,702
Restricted cash	15,287	11,349
Cash, cash equivalents and restricted cash, end of period	$319,633	$275,051
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$718	$1,062
Cash paid for income taxes	$3,398	$8,911
Cash paid for amounts included in the measurement of lease liabilities	$24,403	$27,336
Property and equipment purchased but not yet paid	$5,202	$10,644
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,937	$53,289
Fair value of equity awards assumed in an acquisition	$—	$8,802

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters ending on the first Sunday after January 30, which for fiscal 2020 was February 2, 2020 and for fiscal 2021 will be January 31, 2021. The third quarter of fiscal 2020 and 2021 ended on October 31, 2019 and November 1, 2020. Unless otherwise stated, all dates refer to the our fiscal year and fiscal periods.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment from the ongoing COVID-19 pandemic. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, and fair value of equity assumed, assets acquired and liabilities assumed for business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In accordance with our accounting practices, we review the estimated useful lives of our property and equipment on an ongoing basis. In the first quarter of fiscal 2021, management determined that the estimated useful lives of its test equipment and certain computer equipment and software required revision. The estimated useful lives of test equipment and certain computer equipment and software were revised to 4 years. Previously, the estimated useful lives of these assets ranged from 2 to 3 years. The change in estimated useful lives was accounted for as a change in estimate and recognized on a prospective basis effective February 3, 2020. The effect of this change in estimate resulted in a reduction to depreciation expense of $4.9 million and $19.0 million in the third quarter and first three quarters of fiscal 2021.
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2020 and the third quarter of fiscal 2021, we had restricted cash of $15.3 million and $11.3 million.
Marketable Securities
We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. We carry these securities at fair value and record unrealized gains and losses, in accumulated other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We evaluate our securities with unrealized loss positions as to whether the declines in fair value were due to credit losses, and record the portion of impairment relating to the credit losses through allowance for credit losses limited to the amount that fair value was less than the amortized cost basis. Realized gains and losses from the sale of marketable securities are determined based on the specific identification method. Realized gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Operating Leases
We determine if an arrangement contains a lease at inception. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The operating lease right-of-use (ROU) asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. We have elected to account for the lease and non-lease components of operating lease contract consideration as a single lease component.
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
Recent Accounting Pronouncement Not Yet Adopted
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for us beginning February 7, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their assigned levels within the valuation hierarchy at the end of fiscal 2020 and the third quarter of fiscal 2021 (in thousands):

	At the End of Fiscal 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$26,355	$11,068	$—	$15,287
Level 2
U.S. government treasury notes	323,751	2,146	—	325,897	—	325,897	—
U.S. government agencies	53,930	317	(3)	54,244	—	54,244	—
Corporate debt securities	452,318	3,954	(1)	456,271	3,001	453,270	—
Foreign government bonds	14,994	147	—	15,141	—	15,141	—
Asset-backed securities	87,267	699	—	87,966	—	87,966	—
Total	$932,260	$7,263	$(4)	$965,874	$14,069	$936,518	$15,287

	At the End of the Third Quarter of Fiscal 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$43,232	$31,883	$—	$11,349
Level 2
U.S. government treasury notes	346,860	3,819	(5)	350,674	—	350,674	—
U.S. government agencies	56,723	543	(1)	57,265	—	57,265	—
Corporate debt securities	414,234	4,986	(37)	419,183	—	419,183	—
Foreign government bonds	20,497	348	(1)	20,844	—	20,844	—
Asset-backed securities	88,534	1,219	(1)	89,752	—	89,752	—
Total	$926,848	$10,915	$(45)	$980,950	$31,883	$937,718	$11,349

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Third Quarter of Fiscal 2021
	Amortized Cost	Fair Value
Due within one year	$360,525	$362,473
Due in one to five years	566,323	575,245
Total	$926,848	$937,718

We review the individual securities that have unrealized losses on a regular basis to evaluate whether or not any security has experienced and expect to experience credit losses which resulted in the decline in fair value. Based on our evaluation of available evidence, we concluded that the gross unrealized losses on our investments at the end of fiscal 2020 and the third quarter of fiscal 2021 were temporary in nature. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2020 and the third quarter of fiscal 2021, aggregated by investment category (in thousands):

	At the End of Fiscal 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$—	$—	$1,000	$—	$1,000	$—
U.S. government agencies	4,998	(3)	—	—	4,998	(3)
Corporate debt securities	9,691	(1)	—	—	9,691	(1)
Total	$14,689	$(4)	$1,000	$—	$15,689	$(4)

	At the End of the Third Quarter of Fiscal 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$58,412	$(5)	$—	$—	$58,412	$(5)
U.S. government agencies	2,999	(1)	—	—	2,999	(1)
Corporate debt securities	29,930	(37)	—	—	29,930	(37)
Foreign government bonds	3,234	(1)	—	—	3,234	(1)
Asset-backed securities	6,786	(1)	—	—	6,786	(1)
Total	$101,361	$(45)	$—	$—	$101,361	$(45)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Fair Value Measurements of Other Financial Instruments
We also measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at the end of the third quarter of fiscal 2021 to be a Level 2 measurement due to its limited trading activity. Refer to Note 7 for the carrying amount and estimated fair value of our Notes at the end of the third quarter of fiscal 2021.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Business Combination
In October 2020, we acquired all outstanding stock of Portworx Inc. (Portworx), a privately-held container storage company that provides a Kubernetes data services platform for cloud native applications based in Los Altos, California. The transaction costs associated with the acquisition were not material and expensed as incurred. The total purchase consideration for the acquisition of Portworx was $353.0 million, which consisted of the following (in thousands):

Cash	$344,213
Fair value of stock options assumed	8,802
Total	$353,015
We assumed certain unvested and outstanding stock options for Portworx's common stock. These stock options were converted into stock options for shares of our common stock. The fair value of the exchanged options determined using the Black-Scholes option pricing model was $26.8 million, of which $8.8 million attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value of $18.0 million was allocated to future services and will be expensed over the remaining service periods as stock-based compensation expense. In addition, we assumed restricted stock units (RSUs) outstanding under the 2020 Portworx Equity Incentive Plan with a fair value of $31.8 million that is being recognized as stock-based compensation expense over a four year vesting period.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

	Amount	Estimated Useful Life
Goodwill	$323,413
Identified intangible assets:
Developed technology	21,612	5 years
Customer relationships	6,116	7 years
Trade name	3,762	3 years
Cash	4,407
Net liabilities assumed	(6,295)
Total	$353,015
Goodwill generated from this acquisition is primarily attributable to the assembled workforce and expected post-acquisition synergies from combining Portworx container data services with our data services platform to expand our capabilities to support Kubernetes and containers. Goodwill is not deductible for tax purposes. The preliminary fair values of developed technology, customer relationships and trade name were estimated by applying the excess earnings method, with-and-without method, and the relief-from-royalty method, respectively, all of which are under the income approach whose underlying inputs are considered Level 3. The preliminary calculations and valuations of fair values assigned to assets acquired and liabilities assumed are based on management's estimates and assumptions which may be subject to change as we obtain additional information. The areas that remain preliminary relate to the fair values of the identified intangible assets acquired and deferred revenue assumed. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
In addition, cash payments to certain former shareholders of Portworx totaling $32.2 million are being made over three years subject to continuous employment and are recognized as an operating expense. Of this amount, $11.9 million was deposited in escrow at the acquisition date and recorded as a deferred compensation asset that is included within other assets, non-current in the condensed consolidated balance sheets.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The results of Portworx have been included in our condensed consolidated statements of operations since the acquisition date and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.
Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2020	Third Quarter of Fiscal 2021
Raw materials	$2,974	$4,400
Finished goods	35,544	38,752
Inventory	$38,518	$43,152
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2020	Third Quarter of Fiscal 2021
Test equipment	$205,555	$231,406
Computer equipment and software	141,387	173,253
Furniture and fixtures	8,324	8,842
Leasehold improvements	40,356	44,976
Total property and equipment	395,622	458,477
Less: accumulated depreciation and amortization	(272,882)	(300,277)
Property and equipment, net	$122,740	$158,200

Depreciation and amortization expense related to property and equipment was $20.6 million and $14.9 million for the third quarter of fiscal 2020 and 2021, and $60.3 million and $41.1 million for the first three quarters of fiscal 2020 and 2021. The amount of internal-use software development costs capitalized during the third quarter and first three quarters was not material.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2020			Third Quarter of Fiscal 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(8,933)	$10,192	$19,125	$(11,025)	$8,100
Developed technology	56,100	(8,035)	48,065	77,712	(14,438)	63,274
Customer relationships	—	—	—	6,116	(73)	6,043
Trade name	—	—	—	3,762	(104)	3,658
Intangible assets, net	$75,225	$(16,968)	$58,257	$106,715	$(25,640)	$81,075

 Intangible assets amortization expense was $2.6 million and $3.3 million for the third quarter of fiscal 2020 and 2021, and $6.5 million and $8.7 million for the first three quarters of fiscal 2020 and 2021. At the end of the third quarter of fiscal 2021, the weighted-average remaining amortization period was 3.0 years for technology patents, 5.1 years for developed technology, 6.9 years for customer relationships, and 2.9 years for trade name. We recorded amortization of (i) technology patents in general and administrative expenses due to their defensive nature, (ii) developed technology in cost of product revenue, and (iii) customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the third quarter of fiscal 2021, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2021	$4,313
2022	16,296
2023	15,750
2024	15,332
2025	14,496
Thereafter	14,888
Total	$81,075
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance at the end of fiscal 2020	$37,584
Goodwill acquired	323,413
Balance at the end of the third quarter of fiscal 2021	$360,997

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2020	Third Quarter of Fiscal 2021
Taxes payable	$9,012	$4,750
Accrued marketing	7,679	11,836
Accrued travel and entertainment expenses	3,829	1,054
Acquisition consideration	6,149	5,704
Other accrued liabilities	20,554	24,595
Total accrued expenses and other liabilities	$47,223	$47,939

Note 6. Deferred Revenue and Commissions
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
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Beginning balance	$118,568	$144,687	$114,973	$139,204
Additions	34,071	36,234	82,381	96,530
Recognition of deferred commissions	(29,508)	(28,832)	(74,223)	(83,645)
Ending balance	$123,131	$152,089	$123,131	$152,089
Of the $152.1 million total deferred commissions balance at the end of the third quarter of fiscal 2021, we expect to recognize approximately 28% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the third quarter and first three quarters of fiscal 2020 and 2021.

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
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Beginning balance	$607,263	$724,751	$535,920	$697,288
Additions	142,164	180,285	400,605	467,454
Recognition of deferred revenue	(106,229)	(142,272)	(293,327)	(401,978)
Ending balance	$643,198	$762,764	$643,198	$762,764
Revenue recognized during the third quarter of fiscal 2020 and 2021 from deferred revenue at the beginning of each respective period was $101.4 million and $121.9 million. Revenue recognized during the first three quarters of fiscal 2020 and 2021 from deferred revenue at the beginning of each respective period was $213.2 million and $285.0 million.
Remaining Performance Obligations
Total contracted but not recognized revenue was $1,010.4 million at the end of the third quarter of fiscal 2021. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. The value of orders that are contracted but have not been fulfilled and that can be canceled by customers, are excluded from remaining performance obligations. Of the $1,010.4 million contracted but not recognized revenue at the end of the third quarter of fiscal 2021, we expect to recognize approximately 43% over the next 12 months, and the remainder thereafter.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Debt
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

The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2020	Third Quarter of Fiscal 2021
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(91,378)	(71,408)
Less: debt issuance costs, net of amortization	(6,615)	(5,170)
Net carrying amount of the Notes	$477,007	$498,422

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265

The total estimated fair value of the Notes at the end of the third quarter of fiscal 2021 was $564.6 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $16.10 on the last day of the third quarter of fiscal 2021, the if-converted value of the Notes of $352.3 million was less than its principal amount. At the end of the third quarter of fiscal 2021, the remaining term of the Notes is 29 months.

The following table sets forth total interest expense recognized related to the Notes for the third quarter and first three quarters of fiscal 2020 and 2021 (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Amortization of debt discount	$6,431	$6,799	$18,824	$19,970
Amortization of debt issuance costs	465	491	1,362	1,445
Total amortization of debt discount and debt issuance costs	6,896	7,290	20,186	21,415
Contractual interest expense	181	181	539	539
Total interest expense related to the Notes	$7,077	$7,471	$20,725	$21,954

Effective interest rate of the liability component	5.6%	5.6%	5.6%	5.6%

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
Revolving Credit Facility
On August 24, 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility expires, absent default or early termination by us, on the earlier of (i) August 24, 2025 or (ii) 91 days prior to the stated maturity of the Notes unless, on such date and each subsequent day until the Notes are paid in full, the sum of our cash, cash equivalents and marketable securities and the aggregate unused commitments then available to us exceed $625.0 million.
The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or LIBOR (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on LIBOR (or at each three-month interval if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears that commenced on September 30, 2020.
In September 2020, we drew down $250.0 million under the Credit Facility which remained outstanding at the end of the third quarter of fiscal 2021. The outstanding loan bore interest at the one-month LIBOR of approximately 1.65% resulting in interest expense of $0.3 million during the third quarter of fiscal 2021.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending January 31, 2021. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2021.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2020 and the third quarter of fiscal 2021, we had outstanding letters of credit in the aggregate amount of $11.5 million and $7.5 million, in connection with our facility leases. In September 2020, we executed an amendment that reduced our letter of credit related to our headquarters lease by $3.6 million. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet at the end of the third quarter of fiscal 2021.
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
Note 9. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the third quarter of fiscal 2021, we executed an early renewal that modified an existing data center lease that resulted in total incremental undiscounted cash flows of $27.3 million. The components of lease costs during the periods presented were as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Fixed operating lease cost	$8,509	$9,494	$25,220	$27,775
Variable lease cost (1)	2,122	2,455	6,464	7,397
Short-term lease cost (12 months or less)	1,412	1,502	3,757	4,568
Total lease cost	$12,043	$13,451	$35,441	$39,740
____________________________________
(1) Variable lease cost for the third quarter and first three quarters of fiscal 2020 and 2021 predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
At the end of the third quarter of fiscal 2021, the weighted-average remaining lease term is 5.4 years and the weighted-average discount rate is 5.91%. Future lease payments under our non-cancelable operating leases at the end of the third quarter of fiscal 2021 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
The remainder of 2021	$9,942
2022	38,880
2023	35,260
2024	29,983
2025	26,660
Thereafter	43,602
Total future lease payments	184,327
Less: imputed interest	(29,043)
Present value of lease liabilities	$155,284

Note 10. Restructuring and Other
During the first three quarters of fiscal 2021, we ceased use of certain leased facilities. The unamortized costs of $7.5 million relating to operating lease right-of-use assets and leasehold improvements for these leases were expensed.
During the first three quarters of fiscal 2021, we effected workforce realignment plans to streamline our operations and recognized $6.6 million of restructuring costs related to one-time involuntary termination benefit costs. The restructuring charges are included in restructuring and other expenses in our condensed consolidated statement of operations.
During the first three quarters of fiscal 2021, we incurred incremental costs of $9.8 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021, estimated non-recoverable costs for internal events that could not be held, and hazard related premiums to support manufacturing operations. Of these costs, $8.9 million is included in restructuring and other expenses and $0.9 million is included in cost of revenue in our consolidated statements of operations for the first three quarters of fiscal 2021.
Note 11. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the third quarter of fiscal 2021, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the third quarter of fiscal 2021, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the third quarter of fiscal 2021, 272,039,767 shares of Class A common stock were issued and outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our common stock. During the third quarter of fiscal 2021, we repurchased and retired 1,360,000 shares of common stock at an average purchase price of $15.72 per share for an aggregate repurchase price of $21.4 million. During the first three quarters of fiscal 2021, we repurchased and retired 8,496,191 shares of common stock at an average purchase price of $13.11 per share for an aggregate repurchase price of approximately $111.4 million. At the end of the third quarter of fiscal 2021, $23.6 million remained available for future share repurchases under our current repurchase authorization.
Note 12. Equity Incentive Plans
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
In conjunction with the Portworx acquisition, we assumed (i) certain options to purchase common stock outstanding under Portworx's 2014 Stock Incentive Plan and (ii) RSUs outstanding under the 2020 Portworx Equity Incentive Plan (collectively, the "Assumed Equity Awards"). The Assumed Equity Awards were converted into corresponding awards for shares of our common stock and retained substantially all of the terms and conditions under which they were granted. Approximately 3.9 million shares are reserved for issuance in connection with the Assumed Equity Awards. Refer to Note 4 for further information on the equity awards assumed resulting from the Portworx acquisition.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Stock-based compensation expense related to our 2015 ESPP was $4.3 million and $6.8 million during the third quarter of fiscal 2020 and 2021, and $20.0 million and $18.8 million during the first three quarters of fiscal 2020 and 2021. At the end of the third quarter of fiscal 2021, total unrecognized stock-based compensation cost related to our 2015 ESPP was $40.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2020	26,822,243	$8.97	3.9	$237,803
Options assumed in an acquisition	1,891,349	1.75
Options exercised	(4,990,458)	5.14
Options forfeited	(344,685)	16.16
Balance at the end of the third quarter of fiscal 2021	23,378,449	$9.10	4.3	$171,868
Vested and exercisable at the end of the third quarter of fiscal 2021	20,177,814	$9.28	3.9	$144,373

The aggregate intrinsic value of options vested and exercisable at the end of the third quarter of fiscal 2021 is calculated based on the difference between the exercise price and the closing price of $16.10 of our common stock on the last day of the third quarter of fiscal 2021.
The weighted-average grant date fair value of options assumed was $14.16 per share during the third quarter and first three quarters of fiscal 2021.
Stock-based compensation expense recognized related to stock options was $2.6 million and $1.6 million during the third quarter of fiscal 2020 and 2021, and $12.6 million and $5.7 million during the first three quarters of fiscal 2020 and 2021.
At the end of the third quarter of fiscal 2021, total unrecognized employee compensation cost related to outstanding options was $21.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
RSUs and PRSUs
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2020	25,434,597	$18.72	$452,736
Granted	16,650,722	11.73
Assumed in an acquisition	2,016,061	15.79
Vested	(8,445,201)	16.95
Forfeited	(2,308,191)	16.94
Unvested balance at the end of the third quarter of fiscal 2021	33,347,988	$15.62	$536,903

During the third quarter and first three quarters of fiscal 2021, we issued 179,616 and 1,631,512 shares of performance RSUs (PRSUs), at a target percentage of 100%, with both performance and service vesting conditions payable in common stock, from 0% to 125% of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled.
Stock-based compensation expense recognized related to RSUs and PRSUs was $41.0 million and $50.4 million during the third quarter of fiscal 2020 and 2021, and $118.7 million and $147.4 million during the first three quarters of fiscal 2020 and 2021. At the end of the third quarter of fiscal 2021, total unrecognized employee compensation cost related to unvested RSUs was $476.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2020	2,127,206	$19.58	$37,684
Vested	(1,031,540)	19.60
Forfeited/canceled	(316,965)	20.38
Unvested balance at the end of the third quarter of fiscal 2021	778,701	$19.23	$12,537

All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. Stock-based compensation expense recognized related to restricted stock was $4.4 million and $0.8 million during the third quarter of fiscal 2020 and 2021, and $19.2 million and $7.9 million during the first three quarters of fiscal 2020 and 2021. At the end of the third quarter of fiscal 2021, total unrecognized employee compensation cost related to unvested restricted stock was $4.4 million, which is expected to be recognized over a weighted-average period of 1.2 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Cost of revenue—product	$912	$1,027	$2,843	$3,013
Cost of revenue—subscription services	3,517	3,883	11,101	10,961
Research and development	27,827	29,220	85,180	87,770
Sales and marketing	16,802	14,898	51,171	48,018
General and administrative	5,171	10,581	24,495	29,993
Total stock-based compensation expense	$54,229	$59,609	$174,790	$179,755
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 13. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs and PRSUs, cancelable shares from restricted stock, our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. These potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Net loss	$(29,982)	$(74,222)	$(196,336)	$(229,783)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	255,047	269,144	250,618	265,626
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.28)	$(0.78)	$(0.87)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Stock options to purchase common stock	30,769	22,687	32,150	23,884
Unvested RSUs and PRSUs	24,251	32,802	24,544	31,743
Restricted stock subject to cancellation	2,732	964	2,762	1,301
Shares related to convertible senior notes	21,884	21,884	21,884	21,884
Shares issuable pursuant to the ESPP	571	1,080	571	1,080
Total	80,207	79,417	81,911	79,892

Note 14. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Interest income(1)	$6,770	$3,728	$20,376	$14,383
Interest expense(2)	(7,077)	(7,989)	(20,725)	(22,573)
Foreign currency transactions gains (losses)	97	(699)	(2,329)	(277)
Other income	219	73	219	1,767
Total other income (expense), net	$9	$(4,887)	$(2,459)	$(6,700)
____________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs of our debt and the contractual interest expense related to our debt.
Note 15. Income Taxes
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
At the end of the third quarter of fiscal 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2020.
Note 16. Segment Information
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021

United States	$312,010	$302,091	$835,545	$847,916
Rest of the world	116,399	108,528	315,891	333,545
Total revenue	$428,409	$410,619	$1,151,436	$1,181,461

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2020	Third Quarter of Fiscal 2021

United States	$113,942	$146,945
Rest of the world	8,798	11,255
Total long-lived assets	$122,740	$158,200

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

Subscription to Innovation - Delivering a subscription with low total cost of ownership, eliminating the need for forklift hardware replacements, and providing customizable capacity and mobility, whether on-premise, in the cloud or hybrid cloud. We expect our subscription services sales to continue to grow faster than sales of our integrated appliances as a result of our customers choosing to consume our technologies as a service including Evergreen Storage, and our unified subscription including Pure as-a-Service and Cloud Block Store.
Portworx Acquisition
In October 2020, we completed our acquisition of Portworx Inc. (Portworx), a privately-held container storage company that provides a Kubernetes data services platform that customers use to deploy cloud native applications in any hybrid or multi-cloud architecture. By combining Portworx container data services, which includes storage, data protection, data security and disaster recovery/backup, with our data services platforms and Pure Service Orchestrator software, this acquisition further expands our Modern Data Experience and ability to deliver comprehensive, multi-cloud data services to support Kubernetes and containers.
Executive Officers
Paul Mountford will step down as our Chief Operating Officer at the end of our fiscal year on January 31, 2021. Thereafter, Mr. Mountford will continue to provide transitional consulting services through March 20, 2021.
Coronavirus (COVID-19)
We continue to actively monitor, evaluate and respond to developments relating to the Coronavirus (COVID-19) pandemic. The global pandemic has resulted in significant global social and business disruption and economic contraction.
The global economic contraction due to COVID-19 and its recent resurgence continues to create significant uncertainty and is having an adverse impact on our sales growth during fiscal 2021; however, we are not able to currently estimate the ultimate impact.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our Cloud Data Infrastructure, including FlashArray and FlashBlade products and subscription services which includes our Evergreen Storage subscription, and our unified subscription that includes Pure as-a-Service and Cloud Block Store. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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
Research and Development. Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expense to increase in absolute dollars.
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
General and Administrative. General and administrative expenses consist primarily of compensation and related expenses for administrative functions including finance, legal, human resources, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expense to increase in absolute dollars.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to our debt and gains (losses) from foreign currency transactions.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Product revenue	$323,268	$274,470	$(48,798)	(15)%	$862,137	$793,718	$(68,419)	(8)%
Subscription services revenue	105,141	136,149	31,008	29%	289,299	387,743	98,444	34%
Total revenue	$428,409	$410,619	$(17,790)	(4)%	$1,151,436	$1,181,461	$30,025	3%
Total revenue decreased by $17.8 million, or 4%, during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased by $30.0 million, or 3%, during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020.
The decrease in total revenue during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was driven by a decline in product revenue as we continued to experience headwinds caused by the COVID-19 pandemic despite sales growth from our FlashBlade and FlashArray//C offerings during the quarter. The decline in product revenue was partially offset by an increase in subscription services revenue from both our Evergreen Storage subscription services, and our unified subscription that includes Pure as-a-Service and Cloud Block Store.
The increase in total revenue during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 was largely driven by increases in sales of both our Evergreen Storage subscription services, and our unified subscription that includes Pure as-a-Service and Cloud Block Store. The increase in revenue of our subscription services was partially offset by a decline in product revenue impacted by the headwinds caused by the COVID-19 pandemic.
During the third quarter of fiscal year 2021 compared to the third quarter of fiscal 2020, total revenue in the United States declined by 3% from $312.0 million to $302.1 million and total rest of the world revenue declined by 7% from $116.4 million to $108.5 million. During the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020, total revenue in the United States grew by 1% from $835.5 million to $847.9 million and total rest of the world revenue grew 6% from $315.9 million to $333.5 million. For further details on revenues by geography, see Note 16 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.

Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2020	2021	2020	2021
Beginning balance	$607,263	$724,751	$535,920	$697,288
Additions	142,164	180,285	400,605	467,454
Recognition of deferred revenue	(106,229)	(142,272)	(293,327)	(401,978)
Ending balance	$643,198	$762,764	$643,198	$762,764
Revenue recognized during the third quarter of fiscal 2020 and 2021, from deferred revenue at the beginning of each respective period was $101.4 million and $121.9 million. Revenue recognized during the first three quarters of fiscal 2020 and 2021, from deferred revenue at the beginning of each respective period was $213.2 million and $285.0 million.
Remaining Performance Obligations
Total contracted but not recognized revenue was $1,010.4 million at the end of the third quarter of fiscal 2021. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Orders that are contracted but have not been fulfilled and that can be canceled by customers are excluded from remaining performance obligations. Of the $1,010.4 million contracted but not recognized revenue at the end of the third quarter of fiscal 2021, we expect to recognize approximately 43% over the next 12 months, and the remainder thereafter.
Cost of Revenue and Gross Margin

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$89,086	$85,634	$(3,452)	(4)%	$256,617	$237,664	$(18,953)	(7)%
Stock-based compensation	912	1,027	115	13%	2,843	3,013	170	6%
Total product cost of revenue	$89,998	$86,661	$(3,337)	(4)%	$259,460	$240,677	$(18,783)	(7)%
% Product revenue	28%	32%			30%	30%

Subscription services cost of revenue	$34,256	$43,559	$9,303	27%	$95,531	$121,756	$26,225	27%
Stock-based compensation	3,517	3,883	366	10%	11,101	10,961	(140)	(1)%
Total subscription services cost of revenue	$37,773	$47,442	$9,669	26%	$106,632	$132,717	$26,085	24%
% of Subscription services revenue	36%	35%			37%	34%

Total cost of revenue	$127,771	$134,103	$6,332	5%	$366,092	$373,394	$7,302	2%
% of Total revenue	30%	33%			32%	32%

Product gross margin	72%	68%			70%	70%
Subscription services gross margin	64%	65%			63%	66%
Total gross margin	70%	67%			68%	68%

The decline in product gross margin during the third quarter of fiscal 2021 was primarily attributable to lower component costs and increased sales of larger FlashArray systems during the third quarter of fiscal 2020 and, to a lesser extent, by an increase in the amortization of intangible assets during the current quarter resulting from the Portworx acquisition.

The decline in product cost of revenue during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 was primarily attributable to the corresponding decline in product revenue as we continued to experience headwinds caused by the COVID-19 pandemic.

The increase in subscription services cost of revenue for both periods was primarily attributable to higher costs in our customer support organization. The increase in subscription services gross margin for both periods was driven by increased renewals in Evergreen Storage subscriptions.
Operating Expenses
Research and Development

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Research and development	$78,836	$93,761	$14,925	19%	$233,578	$262,309	$28,731	12%
Stock-based compensation	27,827	29,220	1,393	5%	85,180	87,770	2,590	3%
Total expenses	$106,663	$122,981	$16,318	15%	$318,758	$350,079	$31,321	10%
% of Total revenue	25%	30%			28%	30%

Research and development expense increased by $16.3 million, or 15%, during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, as we continue to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $16.0 million increase in employee compensation and related costs and a $4.6 million increase in outside services expense, partially offset by a $5.6 million decrease in depreciation expense due to revising our estimated useful lives of test equipment and certain computer equipment and software during the first quarter of fiscal 2021.
Research and development expense increased by $31.3 million, or 10%, during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020. The increase was primarily driven by a $39.2 million increase in employee compensation and related costs and a $6.8 million increase in outside services expense, partially offset by a $17.6 million decrease in depreciation expense due to revising our estimated useful lives of test equipment and certain computer equipment and software during the first quarter of fiscal 2021.
Sales and Marketing

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Sales and marketing	$168,017	$157,384	$(10,633)	(6)%	$486,462	$469,131	$(17,331)	(4)%
Stock-based compensation	16,802	14,898	(1,904)	(11)%	51,171	48,018	(3,153)	(6)%
Total expenses	$184,819	$172,282	$(12,537)	(7)%	$537,633	$517,149	$(20,484)	(4)%
% of Total revenue	43%	42%			47%	44%

Sales and marketing expense decreased by $12.5 million, or 7%, during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, primarily due to a decrease of $19.7 million in marketing and travel spend due to the COVID-19 pandemic, partially offset by a $3.6 million increase in employee compensation and related costs as we continue to invest in certain areas within sales and marketing and a $2.7 million increase in outside services expense.
Sales and marketing expense decreased by $20.5 million, or 4%, during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020. The decrease was primarily due to a decrease of $49.5 million in marketing and travel spend due to the COVID-19 pandemic, partially offset by a $18.5 million increase in employee compensation and related costs, a $5.9 million increase in outside services expense as we continue to grow our sales force and expand our international presence, and a $4.5 million increase in office and facilities-related expenses.
General and Administrative

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
General and administrative	$32,245	$35,886	$3,641	11%	$95,047	$102,070	$7,023	7%
Stock-based compensation	5,171	10,581	5,410	105%	24,495	29,993	5,498	22%
Total expenses	$37,416	$46,467	$9,051	24%	$119,542	$132,063	$12,521	10%
% of Total revenue	9%	11%			10%	11%
General and administrative expense increased by $9.1 million, or 24%, during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and increased by $12.5 million, or 10%, during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020, primarily due to employee compensation and related costs driven by increased headcount, partially offset by office and facilities-related expenses.
Restructuring and Other

	Third Quarter of Fiscal		Change	First Three Quarters of Fiscal		Change
	2020	2021	$	2020	2021	$
(dollars in thousands, unaudited)
Restructuring and other	$—	$—	$—	$—	$22,990	$22,990
% of Total revenue	—%	—%		—%	2%
During the first three quarters of fiscal 2021, we incurred incremental costs of $8.9 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021 and estimated non-recoverable costs for internal events that could not be held. In addition, we expensed unamortized costs of $7.5 million relating to the cease use of certain lease facilities and recognized $6.6 million in one-time involuntary termination benefit costs related to workforce realignment plans.

Other Income (Expense), Net

	Third Quarter of Fiscal		Change	First Three Quarters of Fiscal		Change
	2020	2021	$	2020	2021	$
(dollars in thousands, unaudited)
Other income (expense), net	$9	$(4,887)	$(4,896)	$(2,459)	$(6,700)	$(4,241)
% of Total revenue	—%	(1)%		—%	(1)%

Other income (expense), net decreased by $4.9 million during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and decreased by $4.2 million during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020, primarily due to a decrease in interest income resulting from lower interest rate environment and, to a lesser extent, higher interest expense due to borrowings under our revolving line of credit.
Provision for Income Taxes

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2020	2021	$	%	2020	2021	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$1,731	$4,121	$2,390	138%	$3,288	$8,869	$5,581	170%
% of Total revenue	—%	1%			—%	1%

The provision for income taxes increased during the third quarter and first three quarters of fiscal 2021 compared to the third quarter and first three quarters of fiscal 2020 primarily attributable to an increase in foreign income taxes and the release of valuation allowance related to unrealized gains on available for sale securities in the third quarter and first three quarters of fiscal 2020.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2021, we had cash, cash equivalents and marketable securities of $1,201.4 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our liquidity and working capital needs could be negatively impacted by the COVID-19 pandemic and global economic recession which has resulted in reduced sales, and certain of our customers or partners being unable to timely fulfill their payment obligations to us. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights and may seek additional equity or debt financing in the future. For example, we acquired Portworx for $353.0 million in October 2020.

Revolving Credit Facility
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility expires, absent default or early termination by us, on the earlier of (i) August 24, 2025 or (ii) 91 days prior to the stated maturity of the convertible senior notes unless, on such date and each subsequent day until the convertible senior notes are paid in full, the sum of our cash, cash equivalents and marketable securities and the aggregate unused commitments then available to us exceed $625.0 million. The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or LIBOR (based on one, three, or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on LIBOR (or at each three-month interval, if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears that commenced on September 30, 2020. Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending January 31, 2021.
In September 2020, we drew down $250.0 million under the Credit Facility to fund the acquisition of Portworx which remained outstanding at the end of the third quarter of fiscal 2021. The outstanding loan bore interest at the one-month LIBOR of approximately 1.65%. Assuming interest rates remain relatively constant and no repayment, we expect our quarterly interest expense for the outstanding borrowing under the revolver to be approximately $1.0 million. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2021.
Letters of Credit
At the end of fiscal 2020 and the end of the third quarter of fiscal 2021, we had outstanding letters of credit in the aggregate amount of $11.5 million and $7.5 million, in connection with our facility leases. In September 2020, we executed an amendment that reduced our letter of credit related to our headquarters lease by $3.6 million. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
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
Holders may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under specific circumstances. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing conditions. Upon conversion, holders will receive cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to settle the principal of the Notes in cash. See further discussion in Note 7 in Part I, Item 1 of this report.

Share Repurchase Program
In August 2019, our board of directors approved the repurchase of up to $150.0 million of our common stock. During the third quarter of fiscal 2021, we repurchased and retired 1,360,000 shares of common stock at an average purchase price of $15.72 per share for an aggregate repurchase price of $21.4 million. During the first three quarters of fiscal 2021, we repurchased and retired 8,496,191 shares of common stock at an average purchase price of $13.11 per share for an aggregate repurchase price of approximately $111.4 million. Approximately $23.6 million remained under our share repurchase authorization as of the end of the third quarter of fiscal 2021.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Three Quarters of Fiscal
	2020	2021
Net cash provided by operating activities	$119,716	$118,608
Net cash used in investing activities	$(312,649)	$(415,853)
Net cash provided by financing activities	$48,753	$194,374
Operating Activities
Net cash provided by operating activities during the first three quarters of fiscal 2021 was primarily driven by cash collections from sales of our product and subscription services including certain invoices with extended payment terms and deferral of the employer portion of social security payroll tax under the CARES Act, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.
Net cash provided by operating activities during the first three quarters of fiscal 2020 was primarily driven by cash collections from sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during the first three quarters of fiscal 2021 was driven by net cash paid for our acquisition of Portworx, capital expenditures, partially offset by net sales of marketable securities.
Net cash used in investing activities during the first three quarters of fiscal 2020 was driven by net purchases of marketable securities, capital expenditures, net cash paid for our acquisition of Compuverde, and intangible assets acquired.
Financing Activities
Net cash provided by financing activities during the first three quarters of fiscal 2021 was primarily driven by net proceeds from borrowing under revolving line of credit, proceeds from exercise of stock options and issuance of common stock from employee stock purchase plan (ESPP), partially offset by share repurchases.
Net cash provided by financing activities during the first three quarters of fiscal 2020 was driven by proceeds from issuance of common stock from ESPP and exercise of stock options, partially offset by repayment of debt assumed in connection with the acquisition of Compuverde, and tax withholding on vesting of restricted stock.
Contractual Obligations and Commitments
Except as set forth in Notes 8 to 10 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for fiscal 2020. As events continue to evolve and additional information becomes available in regards to the COVID-19 pandemic, our contractual obligations and commitments may be impacted in future periods.

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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the third quarter of fiscal 2021 we had cash, cash equivalents and marketable securities of $1,201.4 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $11.2 million at the end of the third quarter of fiscal 2021.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the third quarter of fiscal 2021 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $3.6 million at the end of the third quarter of fiscal 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the third quarter of fiscal 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. During the third quarter of fiscal 2021 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, many of which are beyond our control. Some of the principal risks associated with our business include the following:

•Our business, operating results, cash flows and financial condition may be materially adversely affected by the COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic.

•The rapidly evolving market for data storage products makes it difficult to forecast demand for our products.

•Our business may be harmed by trends in the overall external storage market.

•We face intense competition from established companies and new entrants.

•Many of our competitors have long-standing relationships with key decision makers at current and prospective customers, which may inhibit our ability to compete.

•If we fail to develop and introduce new or enhanced products successfully, our ability to attract and retain customers could be harmed.

•If we fail to manage our transition to subscription offerings successfully, our revenues and results of operation may be harmed.

•We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing heavily in our business, which may put pressure on near-term profitability.

•Our gross margins are impacted by a variety of company-specific factors and vary from period to period.

•The sales prices of our products and services may fluctuate or decline, which may reduce our gross profits, revenue growth, and adversely impact our financial results.

•Any disruption to our contract manufacturer or other supply arrangements could delay shipments of our products and could harm our relationships with current and prospective customers.

•We derive the majority of our revenue from our FlashArray products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.

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
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our products. Additionally, most of our prospective customers have existing storage products supplied by our competitors who have an advantage in retaining the customer because, among other things, the incumbent vendor already understands the customer’s IT infrastructure, user demands and needs, or the customer is concerned about actual or perceived costs of switching to a new vendor and technology, particularly during the uncertainty created by COVID-19. If we are unable to successfully sell our products to new customers or persuade our customers to continue purchasing our products, we will not be able to maintain or increase our market share and revenue, which would adversely affect our business and operating results.

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
Our sales efforts involve educating our customers about the use and benefits of our products and often involves evaluation process that can result in a lengthy sales cycle, particularly for larger customers. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. COVID-19 has impacted our sales efforts. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative and other delays. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally.
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
If we fail to manage our transition to subscription offerings successfully, our revenues and results of operation may be harmed.
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
Risks Related to Our Operating Results or Financial Condition
We have experienced growth in prior periods, and we may not be able to sustain future growth effectively or at all.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, while our year-over-year revenue declined 4% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, our headcount increased from over 3,350 at the end of the third quarter of fiscal 2020 to over 3,850 employees at the end of the third quarter of fiscal 2021. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our anticipated expansion. To sustain our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
We have not achieved profitability for any year since our inception. We incurred a net loss of $201.0 million for fiscal 2020, and $229.8 million for the first three quarters of fiscal 2021, and we had an accumulated deficit of $1,282.9 million at the end of fiscal 2020 and $1,512.7 million at the end of the third quarter of fiscal 2021. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
We may, from time to time, acquire complementary products, technologies or businesses, such as our acquisitions of Portworx in October 2020 and Compuverde AB in April 2019. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

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
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). We have borrowed $250.0 million under this Credit Facility. We could repay and re-borrow funds under this Credit Facility at any time, subject to customary borrowing conditions, for general corporate purposes and working capital.
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
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt, like the Credit Facility. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Notes.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $28.66, through December 4, 2020. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the third quarter of fiscal 2021 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
August 3 - August 30	$—	—	$45,000
August 31 - September 27	$14.64	510	$37,532
September 28 - November 1	$16.37	850	$23,616
(1) In August 2019, our board of directors authorized us to repurchase up to $150.0 million of our outstanding common stock under our share repurchase program. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the third quarter of fiscal 2021 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
August 3 - August 30	$—	—	$—
August 31 - September 27	$14.48	86	$1,239
September 28 - November 1	$—	—	$—

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of September 14, 2020, among Pure Storage, Inc., Porsche Acquisition Corp., Portworx Inc., and Shareholder Representative Services LLC.
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018
4.3	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.2 hereto)	8-K	001-37570	4.2	4/10/2018
4.4	Reference is made to Exhibits 3.1 and 3.2
10.12*+	Pure Storage, Inc. Change in Control Severance Benefit Plan, effective as of November 24, 2020
10.14*+	Transition Services, Separation & Release Agreement by and between Pure Storage, Inc. and Paul Mountford dated as of November 3, 2020.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+     Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE STORAGE, INC.

Date:	December 9, 2020	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 9, 2020	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial and Accounting Officer)