Form 10-K
period 2021-01-31
Pure Storage, Inc.
filed 2021-03-25
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2020, the last business day of the registrant's most recently completed second quarter, was approximately $4.4 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant's Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 18, 2021, the registrant had 280,335,794 shares of Class A common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2021.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our ability to sustain or manage our growth and profitability, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our ability to grow sales with new and existing customers, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, our expectations concerning relationships with third parties, including our partners, customers and contract manufacturers, the benefits of the Portworx acquisition and technology, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related "shelter-in-place" orders and other measures and its impact on our business, operating results, cash flows and/or financial condition.
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

PART I
Item 1. Business.

Overview
Data is foundational to our customers' digital transformation and we are focused on delivering innovative and disruptive technology and data storage solutions that enable customers to maximize the value of their data. In our first decade, we completely changed customers' expectations of what they should see from storage arrays and storage vendors, making flash storage widely available to enterprise organizations and revolutionizing the customer experience with our Evergreen Storage subscription model that radically simplified and reduced total cost of storage ownership. Today, we are changing the expectations for data and storage management by providing customers a cloud experience with flexible on-demand data services consumption through delivery of a Modern Data Experience that empowers organizations to run their operations as a true, automated, storage as-a-service model seamlessly across multiple clouds.
Our solutions support a wide range of structured and unstructured data, at scale and across any data workloads on-premise, in the cloud, or hybrid environments, and include mission-critical production, test/development, analytics, disaster recovery, and backup/recovery.
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
Portworx Acquisition
In October 2020, we expanded our data services capabilities for containerized, cloud-native applications with the acquisition of Portworx Inc. (Portworx), a privately-held container storage company that provides a Kubernetes data services platform. Cloud-native databases, analytics applications and artificial intelligence (AI) frameworks, such as Cassandra, MongoDB, Postgres, Kafka, Elasticsearch, Spark, and Tensorflow, are the tools upon which customers build their modern data pipelines. By integrating Portworx container data services, which includes storage, data protection, data security and disaster recovery/backup, with our data platforms, this acquisition further enhances our Modern Data Experience by expanding our support for these cloud-native applications on any infrastructure, on-premise or in the cloud environment at any scale.

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
FlashBlade
FlashBlade is our solution for unified fast file and object storage, typically deployed for “big data'' applications such as real-time analytics, AI, log analytics, and data protection and recovery workloads. FlashBlade was the industry’s first all-flash array optimized for big data workloads and enables all-flash hardware to scale to multi-Petabyte scale deployments. FlashBlade is a scale-out system running the Purity//FB software and includes integrated software-defined networking to deliver revolutionary performance and simplicity. FlashBlade’s large scale and multiple protocols allows it to be deployed as a Data Hub, enabling customers to consolidate big data analytics, application development, webscale cloud applications, and backup and recovery workloads, delivering all-flash performance in a cost-effective manner.
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
Pure as-a-Service
PaaS enables customers to subscribe to defined services for their storage needs based on performance and capacity whether on-premise or in the public cloud. PaaS utilizes our Cloud Data Infrastructure and software technology, providing the customer with flexibility in how they consume and pay for their work-load needs. This includes enabling a customer to move their workloads between on-premise and cloud environments using our Cloud Block Store technology. PaaS includes a Service Catalog aimed at revolutionizing the industry by publishing transparent pricing for on-premise and hybrid cloud storage delivered as-a-Service, providing a seamless purchasing model for customers.
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
Growth Strategies
Key elements of our growth strategy include:

•Relentlessly Innovate and Maintain Technology Leadership. We will continue to invest in product innovation and technology leadership and plan to enhance our flash-optimized software and hardware portfolio, including FlashBlade, FlashArray//C and cloud-native applications, and cloud-based data management to lead the modernization of disk to flash storage. We will continue to develop strategic relationships with technology vendors to expand the ecosystem and allow integration of our platform with their offerings, delivering streamlined solution outcomes to our customers.

•Drive Subscription Services and as-a-Service (flexible consumption model) Growth. We will continue to lead the market and expand our as-a-Service and subscriptions offerings to deliver our technology to customers in the most low-friction, flexible, and easy-to-consume ways. Our as-a-Service offerings are rooted in our core product technology, deliver a true "service experience," and allow us to continue to grow our base of recurring subscriptions.

•Continue to Drive Customer Base and Large Customer Adoption. We will continue to grow our base of customers, including large customers, by promoting our platform, increasing our investment in sales and marketing and leveraging our network of channel partners. We believe our over 8,000 customers represent a significant opportunity for us to realize incremental sales. We sell additional products and services to our customers as the data within their existing application deployments naturally grows and as customers migrate additional applications to our platform.
Our Customers
Our global customer base is over 8,700 at the end of fiscal 2021, including approximately 48% of the Fortune 500. Large enterprises and smaller organizations with limited IT expertise or budget consume and benefit from using our technology. We have deployed our products and subscription services to customers across multiple industry verticals and geographies. We define a customer as an entity that purchases our products and services either from one of our channel partners or from us directly.
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
Technology Alliances. We work closely with technology partners that help us deliver an ecosystem of world-class solutions to our customers and ensure the efficient deployment and support of their environments. Our technology partners include application partners such as Microsoft, Oracle and SAP, cloud partners such as AWS, Microsoft Azure, Google, and IBM, and infrastructure partners such as Arista, Cisco, NVIDIA and VMware. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.
Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating product advantages and demand generation for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions, digital marketing and public relations.
Research and Development
Our research and development efforts are focused on innovation, building new features and functionality for our existing products and subscription services, developing software, and building new products. Our products integrate both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Our research and development teams are primarily based in Mountain View, California, Bellevue, Washington and Prague, Czech Republic. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue investing globally in significant resources for our ongoing research and development efforts.

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
We believe the principal competitive factors in the storage market are as follows:
•Product features and enhancements, including ease of use, performance, reliability, scalability, security, and complementary product offerings;
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

Human Capital Resources
Our Chief People Officer (CPO) leads our human capital initiatives which includes the design and execution of all people strategy components. The CPO delivers human capital reports to the board of directors and compensation committee on a quarterly basis.
This past year we saw the evolution and pivot of our business strategy to cloud and data services which tested our organization’s agility and overall effectiveness. This inflection point served as a springboard to drive additional improvements across our business, including as it relates to our people strategy.
Our workforce is distributed over 39 countries, with 3,800 employees globally - almost 2,800 in the U.S. and over 1,000 internationally. We mobilize and engage our teams to support our cloud and data services strategy using the following objectives and measures.
Overall Employee Satisfaction
To ensure employee engagement and satisfaction, we assess employees twice a year through our Employee Voice Survey program. We focus on measuring employee engagement, manager effectiveness, inclusion and belonging, and operational excellence. Also, as a result of COVID-19, we added five additional touchpoints to understand how our employees were coping, specifically measuring resilience and overall well-being. Our employee net promoter score (eNPS) score has been consistently high since we started this survey a few years ago.
Response to COVID-19 Pandemic
In January 2020, our CPO brought together leaders from across the business to form a cross-functional rapid response team (Tiger Team) to address COVID-19. This COVID-19 Tiger Team continues to meet several times weekly focused on providing accurate guidance, policies and programs to support our employees around the world. Here are last year's highlights:
•Work-from-home: To support the transition to working from home, we provided work-from-home stipends to build out home offices with ergonomic equipment.
•Benefits: We customized our benefit offerings to lean into programs focused on managing stress and mental health. All employees have virtual mental health and coaching sessions easily accessible to them and U.S. employees have 24/7 access to a virtual care team through a vendor which focuses on delivering COVID-19 testing, counseling, and family support. We also refreshed our death and permanent disability insurance to provide world-class coverage during the pandemic.
•Parents: We held several parent panels across our global regions designed to offer support and best practices to our community of parents. We also offered free resources, giving parents with children of any age, access to learning materials, webinars, and one-on-one coaching sessions.
•Essential worker safety: We launched the Return to Office Playbook that outlines new safety and health protocols to keep essential workers safe in our offices. The playbook also outlines protocols in the event of a COVID-19 exposure to ensure an accurate chain of communications and next steps are taken in that specific office/region.
•Workforce of the future: Looking to a post-COVID world, we will shift to a hybrid workforce where offices will offer more collaborative spaces and working from home will become part of the regular week.
Culture of Excellence, Accountability, and Learning
Our company goals and leadership attributes set the tone for our culture of excellence and accountability. Through our Speak Up Policy, Code of Conduct, and Culture of Compliance survey, employees are empowered to use their voice and be transparent without fear of retaliation. In recognition, we garnered several accolades this year: Fortune Best Workplaces in Technology™ 2020, Fortune Best Workplaces in the Bay Area™ 2020, and Fortune Best Workplaces for Parents.
In the past year, the Pure Learning and Development team has redesigned all of their program offerings to an entirely virtual delivery model, while also creating new programs like Manager Essentials and Leading at Pure, which focus entirely on building our leaders of tomorrow.

Growing, Retaining and Attracting Talent
Our talent is our greatest asset. We are actively growing our employees from a skills and leadership perspective while also retaining our top performers and diverse talent. Our annual performance program brings feedback and rewards together to help facilitate an ongoing conversation between managers and employees on progress, goals, and expectations. We remain committed to our diverse hiring and sourcing practices to achieve healthy representation in candidate slates and interviewer panels while also bringing rigor and accountability to evaluating and hiring our talent.
Diversity, Inclusion, Belonging (DIBs)
We hired our first Head of Diversity, Inclusion and Belonging in 2020 to further invest in our equity efforts. Our employee DIBs index last year, based on an internal employee survey, was high, reflecting the positive impact of our inclusivity efforts to date. We also have seven Employee Resource Groups that meet monthly and continue to be the fabric of our culture.
Total Rewards
We provide competitive and fair compensation and innovative benefit offerings. We regularly benchmark our programs against the market to ensure we are delivering competitive salaries, variable pay, equity awards as well as health and welfare benefits to employees. We conduct internal pay equity analyses to ensure appropriate pay is provided to everyone. We offer a comprehensive and tailored set of benefits to employees and their families including wellness programs and parental and adoption leave.
Available Information
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
Trademark Notice
Pure Storage, the “P” logo and other trade names, trademarks or service marks of Pure Storage appearing in this report are the property of Pure Storage. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

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

The extent and continued impact of the COVID-19 pandemic on our business and operational and financial performance depends on many factors, including the duration and spread of the outbreak; the availability and effectiveness of vaccines; government responses to and restrictions related to the pandemic; impact on our customers and our sales efforts and cycles; impact on our customer, industry or employee events; and effect on our partners, vendors and supply chains, all of which are uncertain and outside of our control. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services, including due to budget constraints and other uncertainties; our ability to gain new customers; our employee productivity; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure.
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
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, performance scalability and enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. The introduction of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our storage platform could adversely affect the demand for our products. Offerings from large public cloud providers are expanding quickly and serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend reduces the demand for storage systems developed by original equipment manufacturers, such as us. It is difficult to predict with any precision customer adoption rates of new offerings, customer demand for our products or the future growth rate and size of our addressable market. A slowing or reduction in demand for our data storage products caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
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
Our sales efforts involve educating our customers about the use and benefits of our products and often involves evaluation process that can result in a lengthy sales cycle, particularly for larger customers. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. COVID-19 has impacted our sales efforts, such as limiting our ability to travel for or host in-person meetings or events. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative and other delays. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. As a consequence, our quarterly revenue and operating results may fluctuate from quarter to quarter. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. Since revenue from a product sale is not recognized until performance obligations are satisfied, a substantial portion of our sales late in a quarter may negatively impact the recognition of the associated revenue. Furthermore, our products come with a 30-day money back guarantee, allowing a customer to return a product within 30 days of receipt if the customer is not satisfied with its purchase for any reason. These factors, among others, make it difficult for us to predict when customers will purchase our products, which may adversely affect our operating results and cause our operating results to fluctuate. In addition, if sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results may suffer.
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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity and reliability and that meet the expectations of our customers, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts, and innovative business models such as Pure as-a-Service, to maintain or expand our competitive position. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new products by our competitors, or the emergence of alternative technologies or industry standards could render our existing or future products obsolete or less competitive.

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
If we fail to execute our transition to subscription offerings successfully, our revenues and results of operation may be harmed.
We are now offering all of our products and services on a subscription basis, including our hardware and software products through Pure as-a-Service and Cloud Data Services. These business models are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain the profitability with these business models. These business models also require different accounting of our customer transactions, such as changing how we recognize revenue, cost of revenue, and capitalize commissions, among other things. Continued market acceptance of subscription offerings will be dependent on our ability to create a seamless customer experience and to optimally price our products in light of marketplace conditions, our costs and customer demand. Subscription offerings could subject us to increased risk of liability related to the provision of services as well as cause us to incur significant operational, technical, legal or other costs. Additionally, the subscription models offered by us and our competitors may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our business strategy, which includes subscription offerings, or anticipate the needs of our customers, our financial results could be negatively impacted.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 2% for fiscal 2021 and our headcount increased from over 2,800 to over 3,400 employees at the end of fiscal 2019 to the end of fiscal 2020, and to over 3,800 employees at the end of fiscal 2021. Our future operating results will depend to a large extent on our ability to successfully sustain our growth our anticipated expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.

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
We have not achieved profitability for any year since our inception. We incurred a net loss of $282.1 million for fiscal 2021, and we had an accumulated deficit of $1,565.0 million at the end of fiscal 2021. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
We need to continue to expand and optimize our sales organization in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. We must design and implement effective sales incentive programs, and it can take time before new sales representatives are fully trained and productive. We must adapt our sales processes for new sales and marketing approaches, including those required by our shift to subscription services and the changes resulting from the pandemic. If we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of these investments or increase our revenue and our business and operating results could suffer.
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
The U.S. Tax law changes enacted through the Tax Cuts and Jobs Act (the Tax Act) in December 2017 and The Coronavirus Aid, Relief, and Economic Security (CARES) Act passed in March 2020, are subject to further interpretations from the U.S. federal and state governments and regulatory organizations. Such interpretations could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $28.90, through March 18, 2021. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
In August 2019, our board of directors authorized a $150.0 million share repurchase program, which is being funded from available working capital. The currently authorized program has been substantially completed as of the end of fiscal 2021 and in February 2021 our board of directors authorized a $200.0 million share repurchase program. The repurchase authorization has no fixed end date. Although our board of directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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
Item 3. Legal Proceedings.
The information set forth under the "Legal Matters" subheading in Note 8 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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
Holders of Record
As of March 18, 2021, there were 47 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the fourth quarter of fiscal 2021 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
November 2 - November 29, 2020	$—	—	$23,616
November 30 - December 27, 2020	$22.79	695	$7,784
December 28 - January 31, 2021	$23.15	336	$16

(1) In August 2019, our board of directors authorized us to repurchase up to $150.0 million of our outstanding common stock under our share repurchase program. In February 2021, our board of directors authorized additional share repurchases of up to $200.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part II, Item 7 in this Annual Report.

The following table summarizes our shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements for the fourth quarter of fiscal 2021 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
November 2 - November 29, 2020	$—	—	$—
November 30 - December 27, 2020	$22.47	186	$4,177
December 28 - January 31, 2021	$—	—	$—

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index for the five years ended January 31, 2021. The graph assumes that $100 (with reinvestment of all dividends) was invested in our common stock and in each index on January 31, 2016 and assumes the reinvestment of any dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data.
The selected consolidated statements of operations data for fiscal 2019, 2020 and 2021 and the consolidated balance sheet data at the end of fiscal 2020 and 2021 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2017 and 2018 and the consolidated balance sheet data at the end of fiscal 2017, 2018 and 2019 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended
	2017	2018	2019	2020	2021

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$614,458	$834,454	$1,075,586	$1,238,654	$1,144,098
Subscription services	124,713	190,308	284,238	404,786	540,081
Total revenue	739,171	1,024,762	1,359,824	1,643,440	1,684,179
Cost of revenue:
Product (1)	194,150	275,242	352,054	362,970	352,987
Subscription services (1)	58,129	78,539	105,474	146,916	182,268
Total cost of revenue	252,279	353,781	457,528	509,886	535,255
Gross profit	486,892	670,981	902,296	1,133,554	1,148,924
Operating expenses:
Research and development (1)	245,817	279,196	349,936	433,662	480,467
Sales and marketing (1)	347,695	464,049	584,111	728,022	716,014
General and administrative (1)	84,652	95,170	137,506	163,153	182,477
Restructuring and other (2)	—	—	—	—	30,999
Legal settlement (3)	30,000	—	—	—	—
Total operating expenses	708,164	838,415	1,071,553	1,324,837	1,409,957
Loss from operations	(221,272)	(167,434)	(169,257)	(191,283)	(261,033)
Other income (expense), net	1,627	11,445	(8,016)	(3,383)	(9,127)
Loss before provision for income taxes	(219,645)	(155,989)	(177,273)	(194,666)	(270,160)
Provision for income taxes	1,887	3,889	1,089	6,321	11,916
Net loss	$(221,532)	$(159,878)	$(178,362)	$(200,987)	$(282,076)
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(0.76)	$(0.77)	$(0.79)	$(1.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	194,714	211,609	232,042	252,820	267,824
_________________________________
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended
	2017	2018	2019	2020	2021

	(in thousands)
Cost of revenue—product	$601	$1,630	$2,951	$3,732	$4,001
Cost of revenue—subscription services	5,639	9,050	12,378	14,403	14,979
Research and development	63,495	71,229	92,484	107,658	117,220
Sales and marketing	34,317	47,687	66,350	67,560	65,248
General and administrative	12,616	21,077	36,482	33,352	40,896
Total stock-based compensation expense	$116,668	$150,673	$210,645	$226,705	$242,344
_________________________________
(2)Includes expenses related to restructuring and incremental expenses directly related to COVID-19.
(3)Represents a one-time charge of $30.0 million for a legal settlement with Dell, Inc. in fiscal 2017.

	At the End of Fiscal
	2017	2018	2019	2020	2021

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$183,675	$244,057	$447,990	$362,635	$337,147
Marketable securities	362,986	353,289	749,482	936,518	916,388
Working capital	526,043	580,788	1,192,011	1,275,651	1,147,513
Total assets	928,352	1,123,995	1,973,025	2,364,204	2,819,440
Deferred revenue, current and non-current portion	272,963	374,102	535,920	697,288	843,697
Long-term debt	—	—	449,828	477,007	755,814
Total stockholders’ equity	537,201	574,401	737,780	830,118	750,006

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
Overview
Data is foundational to our customers' digital transformation and we are focused on delivering innovative and disruptive technology and data storage solutions that enable customers to maximize the value of their data. In our first decade, we completely changed customers' expectations of what they should see from storage arrays and storage vendors, making flash storage widely available to enterprise organizations and revolutionizing the customer experience with our Evergreen Storage subscription model that radically simplified and reduced total cost of storage ownership. Today, we are changing the expectations for data and storage management by providing customers a cloud experience with flexible on-demand data services consumption through delivery of a Modern Data Experience that empowers organizations to run their operations as a true, automated, storage as-a-service model seamlessly across multiple clouds.
Our solutions support a wide range of structured and unstructured data, at scale and across any data workloads on-premise, in the cloud, or hybrid environments and include mission-critical production, test/development, analytics, disaster recovery, and backup/recovery.
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
Portworx Acquisition
In October 2020, we expanded our data services capabilities for containerized, cloud-native applications with the acquisition of Portworx Inc. (Portworx), a privately-held container storage company that provides a Kubernetes data services platform. Cloud-native databases, analytics applications and artificial intelligence (AI) frameworks, such as Cassandra, MongoDB, Postgres, Kafka, Elasticsearch, Spark, and Tensorflow, are the tools upon which customers build their modern data pipelines. By integrating Portworx container data services, which includes storage, data protection, data security and disaster recovery/backup, with our data platforms, this acquisition further enhances our Modern Data Experience by expanding our support for these cloud-native applications on any infrastructure, on-premise or in the cloud environment at any scale.

Coronavirus (COVID-19)
The Coronavirus (COVID-19) pandemic, which resulted in authorities implementing preventive measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines and shelter-in-place orders continues to have an impact globally. In response to the pandemic, we made some changes to our business at the outset that included instituting a global work-from-home policy beginning in March 2020 that resulted in limited disruptions in our work operations during fiscal 2021. After a brief acceleration of our business from increased demand of mission critical IT needs as customers shifted to work at home and online, we experienced a sharp deceleration as customers assessed both their business prospects and plans for digital transformation. This was then followed by a gradual stabilization in our business during the second half of fiscal 2021 as customers increasingly adapted to the COVID-19 environment. Partially offsetting the headwinds from COVID-19 were reduced operating expenses in the areas of travel and marketing costs. In addition, we effected certain restructuring activities to streamline our operations, such as limited workforce realignments and vacating certain office leases.
We continue to actively monitor, evaluate and respond to developments relating to COVID-19. Since the impact of the pandemic on our operational and financial performance remains highly unpredictable, our past results may not be indicative of future performance. Given the uncertainty, we are unable to predict the full extent and duration of the impact of COVID-19 on customer demand, our global supply chains and our business, operations and financial results. To the extent the pandemic continues to disrupt economic activity globally we, like other businesses, would not be immune at it could adversely affect our business, operations and financial results. See "Risk Factors" in Part I, Item 1A. for additional details.
Change in Fiscal Year End
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters ending on the first Sunday after January 30 which for fiscal 2020 was February 2, 2020 and for fiscal 2021 was January 31, 2021. The updated calendar will occasionally include a 14-week fourth quarter, which will first occur in fiscal year 2022, starting on November 1, 2021 and ending on February 6, 2022.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our Cloud Data Infrastructure, including FlashArray and FlashBlade products and subscription services which includes our Evergreen Storage subscription, and our unified subscription that includes PaaS and Cloud Block Store. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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
We generally recognize revenue from subscription services ratably over the contractual service period and professional services as delivered. We expect our subscription services revenue to increase and continue to grow faster than our product revenue as more customers choose to consume our technologies as a service and our existing subscription customers renew and expand their consumption and service levels.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expense to increase in absolute dollars and it may decrease as a percentage of revenue as we continue to realize efficiencies from scaling our business.
General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expense to increase in absolute dollars and it may decrease as a percentage of revenue.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (in thousands):
Revenue

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2019	2020	$	%	2020	2021	$	%
(in thousands)
Product revenue	$1,075,586	$1,238,654	$163,068	15%	$1,238,654	$1,144,098	$(94,556)	(8)%
Subscription services revenue	284,238	404,786	120,548	42%	404,786	540,081	135,295	33%
Total revenue	$1,359,824	$1,643,440	$283,616	21%	$1,643,440	$1,684,179	$40,739	2%

Total revenue increased in fiscal 2021 by $40.7 million, or 2%, compared to fiscal 2020. The decrease in product revenue during fiscal 2021 compared to fiscal 2020 was largely driven by headwinds caused by the COVID-19 pandemic, despite sales growth from our FlashBlade and FlashArray//C offerings and purchases from new customers. Our customer base grew from over 7,500 at the end of fiscal 2020 to over 8,700 at the end of fiscal 2021. The increase in subscription services revenue was primarily driven by increases in sales of our Evergreen Storage subscription services, and our unified subscription that includes PaaS and Cloud Block Store, as well as increased recognition of deferred subscription services revenue contracts.
Total revenue increased in fiscal 2020 by $283.6 million, or 21%, compared to fiscal 2019 despite being adversely impacted by significant accelerated declines in prices of certain key components that we use in our solutions. The increase in product revenue during fiscal 2020 compared to fiscal 2019 was driven by multiple factors including increased sales of our new products such as FlashBlade and FlashArray//C, sales of larger FlashArray systems, increases in repeat purchases from existing customers and purchases from new customers. Our customer base grew from over 5,800 at the end of fiscal 2019 to 7,500 at the end of fiscal 2020. The increase in subscription services revenue was primarily driven by increases in sales of our Evergreen Storage subscription services, and our unified subscription that includes PaaS and Cloud Block Store, as well as increased recognition of deferred subscription services revenue contracts.
During fiscal year 2021 compared to fiscal 2020, total revenue in the United States grew by 1% from $1,184.9 million to $1,195.4 million and total rest of the world revenue grew by 7% from $458.5 million to $488.8 million. During fiscal 2020 compared to fiscal 2019, total revenue in the United States grew by 21% from $979.5 million to $1,184.9 million and total rest of the world revenue grew by 21% from $380.4 million to $458.5 million. For further details on revenues by geography, see Note 16 of Part II, Item 8 of this Annual Report on Form 10-K.

Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue and including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2020	2021
Beginning balance	$535,920	$697,288
Additions	569,816	703,800
Recognition of deferred revenue	(408,448)	(557,391)
Ending balance	$697,288	$843,697

Revenue recognized during fiscal 2020 and 2021 from deferred revenue at the beginning of each respective period was $267.0 million and $353.1 million.

Remaining Performance Obligations
Total contracted but not recognized revenue was $1,093.5 million at the end of fiscal 2021. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Orders that are contracted but have not been fulfilled and that can be canceled by customers are excluded from remaining performance obligations. Cancellable orders received and not fulfilled at the end of fiscal 2021 have increased compared to the end of fiscal 2020. Of the $1,093.5 million contracted but not recognized revenue at the end of fiscal 2021, we expect to recognize approximately 43% over the next 12 months, and the remainder thereafter.
Cost of Revenue and Gross Margin

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2019	2020	$	%	2020	2021	$	%
(in thousands)
Product cost of revenue	$349,103	$359,238	$10,135	3%	$359,238	$348,986	$(10,252)	(3)%
Stock based compensation	2,951	3,732	781	26%	3,732	4,001	269	7%
Total expenses	$352,054	$362,970	$10,916	3%	$362,970	$352,987	$(9,983)	(3)%
% of Product revenue	33%	29%			29%	31%

Subscription services cost of revenue	$93,096	$132,513	$39,417	42%	$132,513	$167,289	$34,776	26%
Stock based compensation	12,378	14,403	2,025	16%	14,403	14,979	576	4%
Total expenses	$105,474	$146,916	$41,442	39%	$146,916	$182,268	$35,352	24%
% of Subscription services revenue	37%	36%			36%	34%

Total cost of revenue	$457,528	$509,886	$52,358	11%	$509,886	$535,255	$25,369	5%
% of Revenue	34%	31%			31%	32%

Product gross margin	67%	71%			71%	69%
Subscription services gross margin	63%	64%			64%	66%
Total gross margin	66%	69%			69%	68%
Cost of revenue increased by $25.4 million, or 5%, for fiscal 2021 compared to fiscal 2020. The decrease in product cost of revenue was primarily attributable to the corresponding decline in product revenue due to headwinds caused by the COVID-19 pandemic, partially offset by increased costs in our manufacturing operations associated with increased headcount and an increase in the amortization of acquired intangible assets. The increase in subscription services cost of revenue was primarily attributable to higher costs in our customer support organization.
The decline in product gross margin for fiscal 2021 compared to fiscal 2020 was primarily attributable to lower component costs for certain key raw materials that we use for our solutions and increased sales of larger FlashArray systems in fiscal 2020. The increase in subscription services gross margin for both periods was driven by increased renewals in Evergreen Storage subscriptions and increased sales of unified subscription services.
Cost of revenue increased by $52.4 million, or 11%, for fiscal 2020 compared to fiscal 2019. The increase in product cost of revenue was primarily driven by increased sales and, to a lesser extent, by the increased costs in our manufacturing operations associated with increased headcount and an increase in the amortization of intangible assets.

Product cost of revenue and product gross margins during fiscal 2020 benefited from significant price reductions for certain key raw materials that we use for our solutions and sales of our larger FlashArray systems. The increase in subscription services cost of revenue was primarily attributable to costs in our customer support organization as this business grows.
Operating Expenses
Research and Development

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2019	2020	$	%	2020	2021	$	%

(in thousands)
Research and development	$257,452	$326,004	$68,552	27%	$326,004	$363,247	$37,243	11%
Stock based compensation	92,484	107,658	15,174	16%	107,658	117,220	9,562	9%
Total expenses	$349,936	$433,662	$83,726	24%	$433,662	$480,467	$46,805	11%
% of Total revenue	26%	26%			26%	29%
Research and development expense increased by $46.8 million, or 11%, during fiscal 2021 compared to fiscal 2020, as we continued to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $56.5 million increase in employee compensation and related costs, including a $9.6 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $10.1 million increase in outside services expenses, partially offset by a $22.4 million decrease in depreciation expense primarily due to revising our estimated useful lives of test equipment and certain computer equipment and software during fiscal 2021.
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
Sales and Marketing

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2019	2020	$	%	2020	2021	$	%

(in thousands)
Sales and marketing	$517,761	$660,462	$142,701	28%	$660,462	$650,766	$(9,696)	(1)%
Stock based compensation	66,350	67,560	1,210	2%	67,560	65,248	(2,312)	(3)%
Total expenses	$584,111	$728,022	$143,911	25%	$728,022	$716,014	$(12,008)	(2)%
% of Total revenue	43%	44%			44%	43%
Sales and marketing expense decreased by $12.0 million, or 2%, during fiscal 2021 compared to fiscal 2020, primarily due to a decrease of $63.0 million in marketing and travel spend as a result of the COVID-19 pandemic, partially offset by an increase of $37.7 million in employee compensation and related costs as we continue to invest in certain areas within sales and marketing and expand our international presence, including an $8.2 million increase in sales commission expense. The remainder of the increase was primarily attributable to a $7.2 million increase in outside services expenses and a $4.2 million increase in subscription costs.
Sales and marketing expense increased by $143.9 million, or 25%, during fiscal 2020 compared to fiscal 2019, as we continue to grow our sales force and expand our international presence. The increase was primarily driven by an increase of $115.5 million in employee compensation and related costs, including a $24.5 million increase in sales commission expense. The remainder of the increase was primarily attributable to a $14.6 million increase in travel related costs, a $9.1 million increase in office and facilities related costs, and a $4.3 million increase in marketing and brand awareness program costs.

General and Administrative

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2019	2020	$	%	2020	2021	$	%

(in thousands)
General and administrative	$101,024	$129,801	$28,777	28%	$129,801	$141,581	$11,780	9%
Stock based compensation	36,482	33,352	(3,130)	(9)%	33,352	40,896	7,544	23%
Total expenses	$137,506	$163,153	$25,647	19%	$163,153	$182,477	$19,324	12%
% of Total revenue	10%	10%			10%	11%
General and administrative expense increased by $19.3 million, or 12%, during fiscal 2021 compared to fiscal 2020. The increase was primarily driven by an increase of $21.4 million in employee compensation and related costs, including a $7.5 million increase in stock-based compensation expense related, in part, to certain performance restricted stock awards, partially offset by a $3.7 million decrease in office and facilities related costs.
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
Restructuring and Other

	Fiscal Year Ended		Change	Fiscal Year Ended		Change
	2019	2020	$	2020	2021	$

(in thousands)
Restructuring and other	$—	$—	$—	$—	$30,999	$30,999
% of Total revenue	—%	—%		—%	2%
During fiscal 2021, we incurred incremental costs of $8.9 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of the fiscal year and estimated non-recoverable costs for internal events that could not be held. In addition, we expensed $9.9 million relating to the cease use of certain lease facilities and recognized $12.2 million in one-time involuntary termination benefit costs related to workforce realignment plans.
Other Income (Expense), Net

	Fiscal Year Ended		Change	Fiscal Year Ended		Change
	2019	2020	$	2020	2021	$

(in thousands)
Other income (expense), net	$(8,016)	$(3,383)	$4,633	$(3,383)	$(9,127)	$(5,744)
% of Total revenue	(1)%	—%		—%	(1)%

Other income (expense), net decreased during fiscal 2021 compared to fiscal 2020 primarily attributable to a decrease in interest income of $9.8 million from our cash, cash equivalents and marketable securities resulting from lower interest rate environment and, to a lesser extent, higher interest expense due to borrowings under our revolving line of credit, partially offset by a $6.0 million reduction in net foreign exchange losses.
Other income (expense), net increased during fiscal 2020 compared to fiscal 2019 primarily attributable to an increase in interest income of $9.2 million from our cash, cash equivalents and marketable securities and a $1.8 million reduction in net foreign exchange losses, partially offset by an increase in interest expense of $6.3 million related to our convertible senior notes (Notes).

Provision for Income Taxes

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2019	2020	$	%	2020	2021	$	%

(in thousands)
Provision for income taxes	$1,089	$6,321	$5,232	480%	$6,321	$11,916	$5,595	89%
% of Total revenue	—%	—%			—%	1%
The provision for income taxes increased during fiscal 2021 compared to fiscal 2020 primarily attributable to an increase in foreign income taxes and the release of the valuation allowance related to unrealized gains on available-for-sale securities from fiscal 2020.
The provision for income taxes increased during fiscal 2020 compared to fiscal 2019 primarily attributable to the fiscal 2019 U.S. valuation allowance release of $3.7 million related to the StorReduce acquisition and higher foreign income taxes during fiscal 2020.

Quarterly Results of Operations
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2021, as well as the percentage that each line item represents of our revenue for each quarter. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Fiscal Quarter Ended
	April 30, 2019	July 31, 2019	October 31, 2019	February 2, 2020	May 3, 2020	August 2, 2020	November 1, 2020	January 31, 2021

	(unaudited, in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$238,741	$300,128	$323,268	$376,517	$246,939	$272,309	$274,470	$350,380
Subscription services	87,959	96,199	105,141	115,487	120,180	131,414	136,149	152,338
Total revenue	326,700	396,327	428,409	492,004	367,119	403,723	410,619	502,718
Cost of revenue:
Product (1)	76,592	92,870	89,998	103,510	69,285	84,731	86,661	112,310
Subscription services (1)	33,721	35,138	37,773	40,284	41,009	44,266	47,442	49,551
Total cost of revenue	110,313	128,008	127,771	143,794	110,294	128,997	134,103	161,861
Gross profit	216,387	268,319	300,638	348,210	256,825	274,726	276,516	340,857
Operating expenses:
Research and development (1)	105,075	107,020	106,663	114,904	112,446	114,652	122,981	130,388
Sales and marketing (1)	166,626	186,188	184,819	190,389	173,433	171,434	172,282	198,865
General and administrative (1)	42,110	40,016	37,416	43,611	41,125	44,471	46,467	50,414
Restructuring and other (2)	—	—	—	—	14,702	8,288	—	8,009
Total operating expenses	313,811	333,224	328,898	348,904	341,706	338,845	341,730	387,676
Loss from operations	(97,424)	(64,905)	(28,260)	(694)	(84,881)	(64,119)	(65,214)	(46,819)
Other income (expense), net	(1,816)	(652)	9	(924)	(3,416)	1,603	(4,887)	(2,427)
Loss before provision for income taxes	(99,240)	(65,557)	(28,251)	(1,618)	(88,297)	(62,516)	(70,101)	(49,246)
Provision for income taxes	1,096	461	1,731	3,033	2,297	2,451	4,121	3,047
Net loss	$(100,336)	$(66,018)	$(29,982)	$(4,651)	$(90,594)	$(64,967)	$(74,222)	$(52,293)
_________________________________

(1) Includes stock-based compensation expense as follows:

	Fiscal Quarter Ended
	April 30, 2019	July 31, 2019	October 31, 2019	February 2, 2020	May 3, 2020	August 2, 2020	November 1, 2020	January 31, 2021

	(unaudited, in thousands)
Cost of revenue—product	$977	$954	$912	$889	$996	$990	$1,027	$988
Cost of revenue—subscription services	3,951	3,633	3,517	3,302	3,392	3,686	3,883	4,018
Research and development	27,835	27,164	25,933	26,726	28,711	29,839	29,220	29,450
Sales and marketing	18,314	16,055	16,802	16,389	16,272	16,848	14,898	17,230
General and administrative	10,670	8,654	5,171	8,857	9,323	10,089	10,581	10,903
Total stock-based compensation	$61,747	$56,460	$52,335	$56,163	$58,694	$61,452	$59,609	$62,589

(2) Includes expenses related to restructuring and incremental expenses directly related to COVID-19.

	Fiscal Quarter Ended
	April 30, 2019	July 31, 2019	October 31, 2019	February 2, 2020	May 3, 2020	August 2, 2020	November 1, 2020	January 31, 2021

	(unaudited)
Percentage of Revenue Data:
Revenue:
Product	73%	76%	75%	77%	67%	67%	67%	70%
Subscription services	27	24	25	23	33	33	33	30
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	24	23	21	21	19	21	21	22
Subscription services	10	9	9	8	11	11	12	10
Total cost of revenue	34	32	30	29	30	32	33	32
Gross margin	66	68	70	71	70	68	67	68
Operating expenses:
Research and development	32	27	25	23	31	28	30	26
Sales and marketing	51	47	43	39	47	43	42	39
General and administrative	13	10	9	9	11	11	11	10
Restructuring and other	—	—	—	—	4	2	—	2
Total operating expenses	96	84	77	71	93	84	83	77
Loss from operations	(30)	(16)	(7)	—	(23)	(16)	(16)	(9)
Other income (expense), net	—	(1)	—	—	(1)	—	(1)	—
Loss before provision for income taxes	(30)	(17)	(7)	—	(24)	(16)	(17)	(9)
Provision for income taxes	1	—	—	1	1	—	1	1
Net loss	(31)%	(17)%	(7)%	(1)%	(25)%	(16)%	(18)%	(10)%

Liquidity and Capital Resources
At the end of fiscal 2021, we had cash, cash equivalents and marketable securities of $1,253.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the addition or closure of office space, the timing of new product introductions and the continuing market acceptance of our products and services, the volume and timing of our share repurchases, the timing and settlement election of the Notes, and any potential impacts of the COVID-19 pandemic on our business which has resulted in reduced sales and certain of our customers or partners being unable to timely fulfill their payment obligations to us. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. For example, we acquired Portworx for $352.9 million in October 2020. We may seek additional equity or debt financing in the future.
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
In September 2020, we drew down $250.0 million under the Credit Facility to fund the acquisition of Portworx which remained outstanding at the end of fiscal 2021. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.65%. Assuming interest rates remain relatively constant and no repayment, we expect our annual interest expense for the outstanding borrowing under the revolver to be approximately $4.1 million. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2021.
Letters of Credit
At the end of fiscal 2020 and 2021, we had outstanding letters of credit in the aggregate amount of $11.5 million and $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

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
Holders may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under specific circumstances. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing conditions. Upon conversion, holders will receive cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to settle the principal of the Notes in cash. See further discussion in Note 7 in Part II, Item 8 of this report.
Share Repurchase Program
In August 2019, our board of directors approved a stock repurchase program to repurchase up to $150.0 million of our common stock, which was substantially completed in the fourth quarter of fiscal 2021. In February 2021, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During fiscal 2020, we repurchased and retired 867,657 shares of common stock at an average purchase price of $17.29 per share for an aggregate repurchase price of $15.0 million. During fiscal 2021, we repurchased and retired 9,526,556 shares of common stock at an average purchase price of $14.17 per share for an aggregate repurchase price of $135.0 million.
The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	2019	2020	2021

Net cash provided by operating activities	$164,423	$189,574	$187,641
Net cash used in investing activities	(511,344)	(324,711)	(418,109)
Net cash provided by financing activities	551,914	49,246	200,237
Operating Activities
Net cash provided by operating activities during fiscal 2021 was primarily driven by cash collections from sales of our product and subscription services including certain invoices with extended payment terms and deferral of the employer portion of social security payroll tax under the CARES Act, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.
Net cash provided by operating activities during fiscal 2019 and 2020 was primarily driven by cash collections related to the sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.

Investing Activities
Net cash used in investing activities during fiscal 2021 of $418.1 million was driven by net cash paid for our acquisition of Portworx of $339.6 million in October 2020, and capital expenditures of $95.0 million, partially offset by net sales of marketable securities of $21.5 million.
Net cash used in investing activities during fiscal 2020 of $324.7 million resulted from net purchases of marketable securities of $176.3 million, capital expenditures of $87.8 million, and net cash paid for acquisitions of $51.6 million, and intangible assets acquired of $9.0 million.
Net cash used in investing activities during fiscal 2019 of $511.3 million resulted primarily from net purchases of marketable securities of $392.2 million, capital expenditures of $100.2 million and net cash paid for our acquisition of StorReduce of $13.9 million.
Financing Activities
Net cash provided by financing activities of $200.2 million during fiscal 2021 was primarily driven by $251.9 million of net proceeds from borrowings primarily under our revolving line of credit, $59.4 million of proceeds from the exercise of stock options, and $32.4 million of proceeds from issuance of common stock under our employee stock purchase plan (ESPP), partially offset by share repurchases of $135.2 million, and $8.3 million in tax withholdings on vesting of equity awards.
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

Contractual Obligations and Commitments
The following table sets forth our non-cancelable contractual obligations and commitments at the end of fiscal 2021.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Debt obligations (1)	$851,604	$6,322	$587,075	$258,207	$—
Operating leases (2)	179,082	40,110	68,311	46,290	24,371
Purchase obligations (3)	251,761	178,104	67,890	5,767	—
Total	$1,282,447	$224,536	$723,276	$310,264	$24,371
_________________________________
(1) Consists of (i) principal and interest payments on our convertible senior notes due 2023, (ii) principal, interest, and unused commitment fees on our August 2020 revolving credit facility based on debt outstanding and rates in effect at January 31, 2021, and (iii) principal and interest on a five year loan.
(2) Represents aggregate future minimum lease payments under non-cancelable operating leases.
(3) Includes primarily non-cancellable inventory purchase commitments, software service and sponsorship contracts, and hosting arrangements.
Purchase orders are not included in the table above as they represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023 in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. In September 2020, we drew down $250.0 million under a five-year, senior secured $300.0 million revolving credit facility which remained outstanding at the end of fiscal 2021. See further discussion in Note 7 in Part II, Item 8 of this annual report.
Off-Balance Sheet Arrangements
Through the end of fiscal 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Revenue Recognition
We generate revenue primarily from two sources: (1) product revenue which includes hardware and embedded software and (2) subscription services revenue which includes Evergreen Storage subscriptions, our unified subscription that includes Pure as-a-Service and Cloud Block Store.
Our product revenue is derived from the sale of integrated storage hardware and operating system software. We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers.

Our subscription services revenue is derived from the services we perform in connection with the sale of subscription services and is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen Storage subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen Storage subscription provides our customers with a new controller based upon certain contractual terms. The controller refresh represents a separate performance obligation that is included within the Evergreen Storage subscription service agreement and the allocated revenue is recognized upon shipment of the controller.
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
Business Combinations, Goodwill and Acquisition-Related Intangible Assets
We allocate the purchase price to the intangible and tangible assets acquired and liabilities assumed in a business combination at their estimated fair values on the date of acquisition, with the excess recorded to goodwill. We use our best estimates and assumptions to assign fair value to the assets acquired and liabilities assumed as well as the useful lives of the acquired intangible assets. Examples of critical estimates in valuing certain intangible assets we have acquired include, but are not limited to, future expected cash flows, expected technology life cycle, attrition rates of customers, and discount rates. We estimate the useful lives of each intangible asset based on the expected period over which we anticipate generating economic benefit from the asset. The amounts and useful lives assigned to acquired intangible assets impact the amount and timing of future amortization expense.
While we use our best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the estimated fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the consolidated statements of operations.

We use estimates, assumptions, and judgments when assessing the recoverability of goodwill and acquisition-related intangible assets. We test for impairment on an annual basis, or more frequently if a significant event or circumstance indicates the carrying amounts may not be recoverable. We also evaluate the estimated remaining useful lives of acquisition-related intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization. If the useful life of the intangible asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government, its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of fiscal 2020 and 2021, we had cash, cash equivalents and marketable securities of $1,299.2 million and $1,253.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $10.7 million as of the end of fiscal 2021.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of fiscal 2021 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $6.9 million at the end of fiscal 2021.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and its subsidiaries (the "Company") as of February 2, 2020 and January 31, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and January 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Business Combinations—Valuation of Acquired Intangible Assets —Refer to Notes 2, 4, and 5 to the financial statements.
Critical Audit Matter Description
In October 2020, the Company completed the acquisition of Portworx Inc. ("Portworx"). The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values, including identified intangible assets of $31.4 million related to developed technology, customer relationships, and trade name. The determination of the fair value of the intangible assets required management to make significant estimates and assumptions related to forecasted revenue growth.

We identified valuation of the intangible assets as a critical audit matter because of the significant judgments related to forecast revenue growth made by management to estimate its fair value. Considering the limited historical sales information, this required a high degree of auditor judgment and an increase extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted revenue growth.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted revenue growth included the following, among others:
•We tested the effectiveness of controls over the valuation of the acquired intangible assets, which included the review of key inputs such as forecasted revenue growth.
•We evaluated the reasonableness of management’s forecasted revenue growth by performing a comparison of the forecasted revenue against various sources, including:
–Forecasted information for certain peer companies;
–Industry data and analyst reports; and
–Internal communications to management and the Board of Directors.

/s/ Deloitte & Touche LLP
San Jose, California
March 24, 2021

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the "Company") as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2021, of the Company and our report dated March 24, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
March 24, 2021

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	At the End of Fiscal
	2020	2021

ASSETS
Current assets:
Cash and cash equivalents	$362,635	$337,147
Marketable securities	936,518	916,388
Accounts receivable, net of allowance of $542 and $1,033	458,643	460,879
Inventory	38,518	46,733
Deferred commissions, current	37,148	57,183
Prepaid expenses and other current assets	56,930	89,836
Total current assets	1,890,392	1,908,166
Property and equipment, net	122,740	163,041
Operating lease right-of-use assets	112,854	134,668
Deferred commissions, non-current	102,056	130,741
Intangible assets, net	58,257	76,648
Goodwill	37,584	358,736
Restricted cash	15,287	10,544
Other assets, non-current	25,034	36,896
Total assets	$2,364,204	$2,819,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,651	$67,530
Accrued compensation and benefits	106,592	160,817
Accrued expenses and other liabilities	47,223	61,754
Operating lease liabilities, current	27,264	32,231
Deferred revenue, current	356,011	438,321
Total current liabilities	614,741	760,653
Long-term debt	477,007	755,814
Operating lease liabilities, non-current	92,977	120,361
Deferred revenue, non-current	341,277	405,376
Other liabilities, non-current	8,084	27,230
Total liabilities	1,534,086	2,069,434
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 264,008 and 278,363 Class A shares issued and outstanding	26	28
Additional paid-in capital	2,107,579	2,307,580
Accumulated other comprehensive income	5,449	7,410
Accumulated deficit	(1,282,936)	(1,565,012)
Total stockholders’ equity	830,118	750,006
Total liabilities and stockholders’ equity	$2,364,204	$2,819,440

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	2019	2020	2021

Revenue:
Product	$1,075,586	$1,238,654	$1,144,098
Subscription services	284,238	404,786	540,081
Total revenue	1,359,824	1,643,440	1,684,179
Cost of revenue:
Product	352,054	362,970	352,987
Subscription services	105,474	146,916	182,268
Total cost of revenue	457,528	509,886	535,255
Gross profit	902,296	1,133,554	1,148,924
Operating expenses:
Research and development	349,936	433,662	480,467
Sales and marketing	584,111	728,022	716,014
General and administrative	137,506	163,153	182,477
Restructuring and other	—	—	30,999
Total operating expenses	1,071,553	1,324,837	1,409,957
Loss from operations	(169,257)	(191,283)	(261,033)
Other income (expense), net	(8,016)	(3,383)	(9,127)
Loss before provision for income taxes	(177,273)	(194,666)	(270,160)
Provision for income taxes	1,089	6,321	11,916
Net loss	$(178,362)	$(200,987)	$(282,076)
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.79)	$(1.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	232,042	252,820	267,824

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended
	2019	2020	2021

Net loss	$(178,362)	$(200,987)	$(282,076)
Other comprehensive income, net of tax:
Unrealized net gains on available-for-sale securities	1,562	6,510	3,213
Reclassification adjustment for net (gains) losses on available-for-sale securities included in net loss	17	(723)	(1,252)
Change in unrealized net gains on available-for-sale securities	1,579	5,787	1,961
Comprehensive loss	$(176,783)	$(195,200)	$(280,115)

See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2018	220,979	$22	$1,479,883	$(1,917)	$(903,587)	$574,401
Issuance of common stock upon exercise of stock options	9,397	1	47,749	—	—	47,750
Stock-based compensation expense	—	—	210,645	—	—	210,645
Vesting of early exercised stock options	—	—	320	—	—	320
Vesting of restricted stock units	8,378	1	(1)	—	—	—
Net issuance of restricted stock	2,398	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(632)	—	—	(632)
Common stock issued under employee stock purchase plan	3,381	—	33,444	—	—	33,444
Repurchase of common stock	(1,009)	—	(20,000)	—	—	(20,000)
Purchase of capped calls	—	—	(64,630)	—	—	(64,630)
Equity component of convertible senior notes, net	—	—	133,265	—	—	133,265
Other comprehensive income	—	—	—	1,579	—	1,579
Net loss	—	—	—	—	(178,362)	(178,362)
Balance at the end of fiscal 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780
Issuance of common stock upon exercise of stock options	7,770	1	42,930	—	—	42,931
Stock-based compensation expense	—	—	226,705	—	—	226,705
Vesting of restricted stock units	9,215	1	(1)	—	—	—
Net issuance of restricted stock	624	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(10,379)	—	—	(10,379)
Common stock issued under employee stock purchase plan	3,743	—	43,298	—	—	43,298
Repurchases of common stock	(868)	—	(15,017)	—	—	(15,017)
Other comprehensive income	—	—	—	5,787	—	5,787
Net loss	—	—	—	—	(200,987)	(200,987)
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	9,734	1	59,509	—	—	59,510
Stock-based compensation expense	—	—	242,685	—	—	242,685
Vesting of restricted stock units	11,241	1	(1)	—	—	—
Cancellation and forfeiture of restricted stock	(317)	—	—	—	—	—
Tax withholding on vesting of equity awards	(490)	—	(8,258)	—	—	(8,258)
Common stock issued under employee stock purchase plan	3,714	—	32,439	—	—	32,439
Repurchases of common stock	(9,527)	—	(135,175)	—	—	(135,175)
Equity awards assumed in an acquisition	—	—	8,802	—	—	8,802
Other comprehensive income	—	—	—	1,961	—	1,961
Net loss	—	—	—	—	(282,076)	(282,076)
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	2019	2020	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(178,362)	$(200,987)	$(282,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,878	89,710	70,042
Amortization of debt discount and debt issuance costs	21,031	27,179	29,070
Stock-based compensation expense	210,645	226,705	242,344
Impairment of long-lived assets	—	—	7,505
Other	(5,039)	1,336	7,340
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(135,649)	(79,442)	410
Inventory	(12,289)	2,393	(8,690)
Deferred commissions	(27,660)	(24,231)	(48,721)
Prepaid expenses and other assets	(6,972)	(16,734)	(33,982)
Operating lease right-of-use assets	—	26,511	28,804
Accounts payable	14,293	(18,856)	(14,364)
Accrued compensation and other liabilities	51,810	20,296	76,972
Operating lease liabilities	—	(25,377)	(27,318)
Deferred revenue	161,737	161,071	140,305
Net cash provided by operating activities	164,423	189,574	187,641
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(100,246)	(87,847)	(94,975)
Acquisitions, net of cash acquired	(13,899)	(51,594)	(339,641)
Purchase of intangible assets	—	(9,000)	—
Purchases of marketable securities	(665,357)	(795,580)	(573,959)
Sales of marketable securities	19,878	200,251	171,530
Maturities of marketable securities	253,280	419,059	423,936
Other	(5,000)	—	(5,000)
Net cash used in investing activities	(511,344)	(324,711)	(418,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	47,771	42,899	59,339
Proceeds from issuance of common stock under employee stock purchase plan	33,444	43,298	32,439
Proceeds from issuance of convertible senior notes, net of issuance costs	562,062	—	—
Payment for purchase of capped calls	(64,630)	—	—
Proceeds from borrowings, net of issuance costs	—	—	251,892
Repayment of debt assumed from acquisition	(6,101)	(11,555)	—
Tax withholding on vesting of equity awards	(632)	(10,379)	(8,258)
Repurchases of common stock	(20,000)	(15,017)	(135,175)
Net cash provided by financing activities	551,914	49,246	200,237
Net increase (decrease) in cash, cash equivalents and restricted cash	204,993	(85,891)	(30,231)
Cash, cash equivalents and restricted cash, beginning of year	258,820	463,813	377,922
Cash, cash equivalents and restricted cash, end of year	$463,813	$377,922	$347,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR
Cash and cash equivalents	$447,990	$362,635	$337,147
Restricted cash	$15,823	$15,287	$10,544
Cash, cash equivalents and restricted cash, end of year	$463,813	$377,922	$347,691
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$371	$718	$2,279
Cash paid for income taxes	$4,696	$4,824	$10,522
Cash paid for amounts included in the measurement of lease liabilities	$—	$32,785	$36,980
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$13,873	$6,814	$10,979
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,937	$57,471
Acquisition consideration held back to satisfy potential indemnification claims	$3,725	$—	$—
Vesting of early exercised stock options	$320	$—	$—
Fair value of equity awards assumed in an acquisition	$—	$—	$8,802
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
Data is foundational to our customers' digital transformation and we deliver innovative and disruptive technology and data storage solutions that enable customers to maximize the value of their data.
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
Change in Fiscal Year End
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters ending on the first Sunday after January 30 which for fiscal 2020 was February 2, 2020 and for fiscal 2021 was January 31, 2021. The updated calendar will occasionally include a 14-week fourth quarter, which will first occur in fiscal 2022, starting on November 1, 2021 and ending on February 6, 2022. Unless otherwise stated, all dates refer to our fiscal years.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment from the ongoing COVID-19 pandemic. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, fair value of equity assumed, intangible and tangible assets acquired and liabilities assumed for business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. At the end of fiscal 2020 and 2021, the majority of our cash and cash equivalents have been invested with three financial institutions and such deposits exceed federally insured limits. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. We define a customer as an entity that purchases our products and services from one of our channel partners or from us directly. The majority of our revenue and accounts receivable are derived from the United States across a multitude of industries. We perform ongoing evaluations to determine customer credit. At the end of fiscal 2020 and 2021, no channel partner represented 10% or more of total accounts receivable, net. At the end of fiscal 2020 and 2021, we had one customer that represented 12% and 10% of accounts receivable, net. One channel partner represented 11% of revenue for fiscal 2019. No channel partner represented more than 10% of revenue for fiscal 2020 and 2021. No customer represented 10% or more of revenue for fiscal 2019, 2020 or 2021. We rely on a limited number of contract manufacturers and suppliers of components for our products. In instances where contract manufacturers and suppliers fail to perform their obligations, we may be unable to find alternative contract manufacturers and suppliers or satisfactorily deliver our products to our customers on time.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market accounts, purchased with an original maturity of three months or less.
Marketable Securities
We classify our marketable securities as available-for-sale (AFS) at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. We carry these securities at estimated fair value and record unrealized gains and losses in accumulated other comprehensive income (loss), which is reflected as a component of stockholders' equity. We evaluate our AFS debt securities with an unamortized cost basis in excess of estimated fair value to determine what amount of that difference, if any, is caused by expected credit losses. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recognized as a charge to other income (expense), net, in the consolidated statements of operations. Any remaining impairment is included in accumulated other comprehensive income (loss) as a component of stockholders' equity. Realized gains and losses from the sale of marketable securities are determined based on the specific identification method. Realized gains and losses are reported in other income (expense), net in the consolidated statements of operations.
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

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended
	2019	2020	2021

	(in thousands)
Allowance for doubtful accounts, beginning balance	$1,062	$660	$542
Provision, net of cash received	(79)	(80)	496
Write-offs	(323)	(38)	(5)
Allowance for doubtful accounts, ending balance	$660	$542	$1,033
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2020 and 2021, we had restricted cash of $15.3 million and $10.5 million.
Inventory
Inventory consists of finished goods and component parts, which are purchased from contract manufacturers. Product demonstration units, which we regularly sell, are the primary component of our inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for finished goods and weighted-average method for component parts. We account for excess and obsolete inventory by reducing the carrying value to the estimated net realizable value of the inventory based upon management’s assumptions about future demand and market conditions. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. At the end of fiscal 2021, we did not record any liability related to the above. Inventory write-offs were insignificant for fiscal 2019, 2020 and 2021.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets (test equipment—4 years, computer equipment and software—4 years, furniture and fixtures—7 years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service.
In accordance with our accounting practices, we review the estimated useful lives of our property and equipment on an ongoing basis. In the first quarter of fiscal 2021, management determined that the estimated useful lives of its test equipment and certain computer equipment and software required revision. The estimated useful lives of test equipment and certain computer equipment and software were revised to 4 years. Previously, the estimated useful lives of these assets ranged from 2 to 3 years. The change in estimated useful lives was accounted for as a change in estimate and recognized on a prospective basis effective February 3, 2020. The effect of this change in estimate resulted in a reduction to depreciation expense of $23.6 million during fiscal 2021.
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

Goodwill
Goodwill represents the excess of the purchase price consideration over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter of our fiscal year as a single reporting unit, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We may elect to qualitatively assess whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If we opt not to qualitatively assess, a quantitative goodwill impairment test is performed. The quantitative test compares our reporting unit's carrying amount, including goodwill, to its fair value calculated based on our enterprise value. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. We did not recognize any impairment of goodwill in any of the periods presented in the consolidated financial statements.
Purchased Intangible Assets
Purchased intangible assets with finite lives are stated at cost, net of accumulated amortization. We amortize our intangible assets on a straight-line basis over an estimated useful life of three to seven years.
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

Operating Leases
We determine if an arrangement contains a lease at inception. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The operating lease right-of-use (ROU) asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. We account for the lease and non-lease components of operating lease contract consideration as a single lease component.
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
Our subscription services revenue is derived from the services we perform in connection with the sale of Evergreen Storage and Pure as-a-Service subscriptions and is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen Storage subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen Storage subscription provides our customers with a new controller based upon certain contractual terms. The controller refresh represents a separate performance obligation that is included within the Evergreen Storage subscription service agreement and the allocated revenue is recognized upon shipment of the controller.
Our Evergreen Storage subscription services also include the right to receive unspecified software updates and upgrades on a when-and-if-available basis, software bug fixes, replacement parts and other services related to the underlying infrastructure, as well as access to our cloud-based management and support platform. We also sell professional services such as installation and implementation consulting services and the related revenue is recognized as services are performed.

We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
When applying this five-step approach, we apply judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services should be accounted for as a separate performance obligation. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price. The standalone selling price is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to performance obligations.
Warranty
We generally provide a three-year warranty on hardware and a 90-day warranty on our software embedded in the hardware. Our hardware warranty provides for parts replacement for defective components and our software warranty provides for bug fixes. Our Evergreen Storage subscription agreement provides for the same parts replacement that customers are entitled to under our warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to our customers’ critical business applications. Substantially all customers purchase Evergreen Storage subscription agreements. As such, the warranty reserve at the end of fiscal 2021 was not material.
Research and Development
Research and development costs are expensed as incurred. Research and development costs consist primarily of employee compensation and related expenses, prototype expenses, to the extent there is no alternative use for that equipment, depreciation of equipment used in research and development, third-party engineering and contractor support costs, as well as allocated overhead costs.
Capitalized Internal-Use Software Costs
We expense costs to develop software that is externally marketed before technological feasibility is reached. We have determined that technological feasibility is reached shortly before the release of our products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products have not been significant and accordingly, all related software development costs have been expensed as incurred.

We capitalize (i) costs incurred to develop or modify software solely for our internal use, including hosted applications used to deliver our support services, and (ii) certain implementation costs incurred in a hosting arrangement that is a service contract when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and used to perform the intended function. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Software development costs are capitalized to property, plant and equipment and amortized using the straight-line method over an estimated useful life of four years. Software implementation costs are capitalized to either prepaid and other current assets or other assets, non-current on our consolidated balance sheet and amortized over the terms of the associated hosting arrangements. No amount of software development and implementation costs were capitalized during fiscal 2019 and 2020 and the amount of software development and implementation costs capitalized and the related amortization expense were not material during fiscal 2021.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $10.7 million, $13.3 million and $8.1 million for fiscal 2019, 2020 and 2021.
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

New Accounting Pronouncements Adopted in Fiscal 2021
We adopted the following Accounting Standards Updates (ASUs) effective February 3, 2020, none of which had a material impact on our financial position or results of operation:

ASU	Description
ASU 2016-13	Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-04	Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
ASU 2019-12	Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for us beginning February 7, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements.

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
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2020 and 2021 (in thousands):

	At the End of Fiscal 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$26,355	$11,068	$—	$15,287
Level 2
U.S. government treasury notes	323,751	2,146	—	325,897	—	325,897	—
U.S. government agencies	53,930	317	(3)	54,244	—	54,244	—
Corporate debt securities	452,318	3,954	(1)	456,271	3,001	453,270	—
Foreign government bonds	14,994	147	—	15,141	—	15,141	—
Asset-backed securities	87,267	699	—	87,966	—	87,966	—
Total	$932,260	$7,263	$(4)	$965,874	$14,069	$936,518	$15,287

	At the End of Fiscal 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,984	$39,440	$—	$10,544
Level 2
U.S. government treasury notes	339,253	3,241	(1)	342,493	15,340	327,153	—
U.S. government agencies	56,729	516	—	57,245	—	57,245	—
Corporate debt securities	425,115	4,176	(33)	429,258	—	429,258	—
Foreign government bonds	21,486	307	—	21,793	—	21,793	—
Asset-backed securities	79,924	1,015	—	80,939	—	80,939	—
Total	$922,507	$9,255	$(34)	$981,712	$54,780	$916,388	$10,544

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of Fiscal 2021
	Amortized Cost	Fair Value
Due within one year	$316,339	$318,019
Due in one to five years	590,828	598,369
Total	$907,167	$916,388

Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to changes in credit spreads as a result of market conditions. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there was no impairment charge for any unrealized losses in fiscal 2019 and 2020, and we had no credit losses recorded for fiscal 2021. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2020 and 2021, aggregated by investment category (in thousands):

	At the End of Fiscal 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$—	$—	$1,000	$—	$1,000	$—
U.S. government agencies	4,998	(3)	—	—	4,998	(3)
Corporate debt securities	9,691	(1)	—	—	9,691	(1)
Total	$14,689	$(4)	$1,000	$—	$15,689	$(4)

	At the End of Fiscal 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$8,301	$(1)	$—	$—	$8,301	$(1)
Corporate debt securities	32,996	(33)	—	—	32,996	(33)
Total	$41,297	$(34)	$—	$—	$41,297	$(34)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Other Financial Instruments
We measure the fair value of our Notes on a quarterly basis and we determined the fair value of the Notes at the end of fiscal 2020 and 2021 to be a Level 2 measurement due to its limited trading activity. Refer to Note 7 for the net carrying amounts and estimated fair value of the Notes at the end of fiscal 2020 and 2021.

Note 4. Business Combinations
Fiscal 2021 - Acquisition of Portworx Inc.
In October 2020, we acquired all outstanding stock of Portworx Inc. (Portworx), a privately-held container storage company that provides a Kubernetes data services platform for cloud native application. The transaction costs associated with the acquisition were not material and expensed as incurred. The total purchase consideration for the acquisition of Portworx was $352.9 million, which consisted of the following (in thousands):

Cash	$344,049
Fair value of options assumed	8,802
Total	$352,851
We assumed certain unvested and outstanding stock options for Portworx's common stock. These stock options were converted into stock options for shares of our common stock. The fair value of the exchanged options determined using the Black-Scholes option pricing model was $26.8 million, of which $8.8 million attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value of $18.0 million was allocated to future services and is being expensed over the remaining service periods as stock-based compensation expense. In addition, we assumed RSUs outstanding under the 2020 Portworx Equity Incentive Plan with a fair value of $31.8 million that is being recognized as stock-based compensation expense over a four year vesting period.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

	Amount	Estimated Useful Life
Goodwill	$321,152
Identified intangible assets:
Developed technology	21,273	5 years
Customer relationships	6,459	7 years
Trade name	3,623	3 years
Cash	4,407
Net liabilities assumed	(4,063)
Total	$352,851
Goodwill generated from this acquisition is primarily attributable to the assembled workforce and expected post-acquisition synergies from combining Portworx container data services with our data services platform to expand our capabilities to support Kubernetes and containers. Goodwill is not deductible for tax purposes. The fair values of developed technology, customer relationships and trade name were derived by applying the excess earnings method, with-and-without method, and the relief-from-royalty method, respectively, all of which are under the income approach whose underlying inputs are considered Level 3. The fair values assigned to assets acquired and liabilities assumed are based on management's estimates and assumptions.
In connection with the Portworx acquisition, we recorded a net deferred tax asset of $14.7 million. However, this amount was offset by a valuation allowance, thus, resulting in a net zero deferred tax asset during fiscal 2021. We continue to maintain a valuation allowance for our U.S. federal and state deferred tax assets.
In addition, cash payments to certain former shareholders of Portworx totaling $32.2 million are being made over three years subject to continuous employment and are recognized as an operating expense.
The results of Portworx have been included in our consolidated statements of operations since the acquisition date and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.

Fiscal 2020 - Acquisition of Compuverde AB
In April 2019, we acquired Compuverde AB (Compuverde), a privately-held developer of file software solutions for enterprises and cloud providers based in Sweden. Acquisition-related costs were not material and expensed as incurred.
The purchase consideration was $47.9 million in cash (net of cash acquired) after repayment of $11.6 million of debt assumed. The purchase price was allocated as follows: $38.4 million in developed technology which is being amortized over seven years, $26.6 million of goodwill, $11.7 million in net liabilities assumed, and $5.4 million in deferred tax liability. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill is primarily attributable to the assembled workforce and synergies from integrating Compuverde's technology with our data platform to expand our file capabilities and is not deductible for tax purposes.
In addition, cash payments to former shareholders of Compuverde totaling $15.9 million are being made over a two-year period and recognized as operating expense.
Restricted stock units in the amount of $3.0 million were issued to Compuverde employees in June 2019, subject to continuous employment and are being recognized as stock-based compensation over the related vesting period.
The results of Compuverde have been included in our consolidated statements of operations since the acquisition date and are not material. Pro forma results of operations have not been presented because the acquisition is not material to our results of operations.
Fiscal 2019 - Acquisition of StorReduce, Inc.
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
The purchase price was allocated as follows: $17.7 million in developed technology which is being amortized over seven years, $11.0 million of goodwill, $4.5 million in net liabilities assumed, and $3.7 million in deferred tax liabilities. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill is primarily attributable to the assembled workforce and synergies from integrating StorReduce's technology with our storage portfolio and is not deductible for income tax purposes. We held back approximately $3.7 million in cash to satisfy potential indemnification claims which was paid in August 2019.
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

Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of Fiscal
	2020	2021
Raw materials	$2,974	$4,991
Finished goods	35,544	41,742
Inventory	$38,518	$46,733

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of Fiscal
	2020	2021
Test equipment	$205,555	$238,069
Computer equipment and software	141,387	184,518
Furniture and fixtures	8,324	8,484
Leasehold improvements	40,356	44,444
Total property and equipment	395,622	475,515
Less: accumulated depreciation and amortization	(272,882)	(312,474)
Property and equipment, net	$122,740	$163,041
Depreciation and amortization expense related to property and equipment was $68.3 million, $80.4 million and $57.1 million for fiscal 2019, 2020 and 2021, respectively.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of Fiscal
	2020			2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(8,933)	$10,192	$19,125	$(11,722)	$7,403
Developed technology	56,100	(8,035)	48,065	77,373	(17,499)	59,874
Customer relationships	—	—	—	6,459	(308)	6,151
Trade name	—	—	—	3,623	(403)	3,220
Intangible assets, net	$75,225	$(16,968)	$58,257	$106,580	$(29,932)	$76,648
Intangible assets amortization expense was $2.6 million, $9.3 million and $13.0 million for fiscal 2019, 2020 and 2021, respectively. At the end of fiscal 2021, the weighted-average remaining amortization period was 2.7 years for technology patents, 4.9 years for developed technology, 6.7 years for customer relationships, and 2.7 years for trade name. We recorded amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the consolidated statements of operations.
At the end of fiscal 2021, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Future Expected Amortization Expense
2022	$16,231
2023	15,685
2024	15,282
2025	14,477
2026	11,924
Thereafter	3,049
Total	$76,648

Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance as of the end of fiscal 2020	$37,584
Goodwill acquired	321,152
Balance as of the end of fiscal 2021	$358,736

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of Fiscal
	2020	2021
Taxes payable	$9,012	$4,097
Accrued marketing	7,679	15,638
Accrued travel and entertainment expenses	3,829	866
Acquisition consideration	6,149	9,600
Other accrued liabilities	20,554	31,553
Total accrued expenses and other liabilities	$47,223	$61,754

Note 6. Deferred Revenue and Commissions
Deferred Commissions
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2020	2021
Beginning balance	$114,973	$139,204
Additions	141,147	183,151
Recognition of deferred commissions	(116,916)	(134,431)
Ending balance	$139,204	$187,924
During fiscal 2019, 2020 and 2021, we recognized sales commission expenses of $118.4 million, $142.5 million, and $150.2 million, respectively. Of the $187.9 million total deferred commissions balance at the end of fiscal 2021, we expect to recognize approximately 30% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for fiscal 2019, 2020 or 2021.
Deferred Revenue
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2020	2021
Beginning balance	$535,920	$697,288
Additions	569,816	703,800
Recognition of deferred revenue	(408,448)	(557,391)
Ending balance	$697,288	$843,697
During fiscal 2020 and 2021, we recognized approximately $267.0 million and $353.1 million, respectively, in revenue pertaining to deferred revenue as of the beginning of each period.

Remaining Performance Obligations
Total contracted but not recognized revenue was $1,093.5 million at the end of fiscal 2021. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. The value of orders that are contracted but have not been fulfilled and that can be canceled by customers, are excluded from remaining performance obligations. Of the $1,093.5 million contracted but not recognized revenue at the end of fiscal 2021, we expect to recognize approximately 43% over the next 12 months, and the remainder thereafter.
Note 7. Debt
Convertible Senior Notes
In April 2018, we issued $575.0 million in principal amount of 0.125% convertible senior notes due 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and received proceeds of $562.1 million, after deducting the underwriters’ discounts and commissions. The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on April 15, 2023 unless repurchased or redeemed by us or converted in accordance with their terms prior to the maturity date. Interest is payable semi-annually in arrears on April 15 and October 15 of each year.
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

The Notes consisted of the following (in thousands):

	At the End of Fiscal
	2020	2021
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(91,378)	(64,515)
Less: debt issuance costs, net of amortization	(6,615)	(4,671)
Net carrying amount of the Notes	$477,007	$505,814

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265
The total estimated fair values of the Notes at the end of fiscal 2020 and 2021 were $582.6 million and $649.0 million. The fair values were determined based on the closing trading price per $100 of the Notes as of the last day of trading of fiscal 2020 and 2021. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $23.13 on the last day of fiscal 2021, the if-converted value of the Notes of $506.2 million was less than its principal amount. At the end of fiscal 2021, the remaining term of the Notes is 26 months.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Fiscal Year Ended
	2020	2021
Amortization of debt discount	$25,344	$26,863
Amortization of debt issuance costs	1,835	1,944
Total amortization of debt discount and debt issuance costs	27,179	28,807
Contractual interest expense	718	718
Total interest expense related to the Notes	$27,897	$29,525

Effective interest rate of the liability component	5.6%	5.6%
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
In September 2020, we drew down $250.0 million under the Credit Facility which remained outstanding at the end of fiscal 2021. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.65% resulting in interest expense of $1.4 million during fiscal 2021.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ended January 31, 2021: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2021.

Note 8. Commitments and Contingencies
Operating Leases
At the end of fiscal 2021, we had various non-cancelable operating lease commitments for office facilities. Refer to Note 9—Leases for additional information regarding lease commitments.
Contractual Purchase Obligations
At the end of fiscal 2021, we had $251.8 million of non-cancelable contractual purchase obligations primarily related to inventory purchase commitments, software service and sponsorship contracts, and hosting arrangements. We have various manufacturing contracts with vendors in the conduct of the normal course of business. In order to manage future demand for its products, we enter into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing.
Letters of Credit
At the end of fiscal 2020 and 2021, we had outstanding letters of credit in the aggregate amount of $11.5 million and $6.7 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of the end of fiscal 2021.
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
Note 9. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During fiscal 2021, we ceased use of certain leased facilities that resulted in the recognition of certain exit costs - see Note 10 for further information. In addition, we executed an early renewal that modified an existing data center lease with additional lease payments of $27.3 million.
The components of lease costs were as follows (in thousands):

	Fiscal Year Ended
	2020	2021
Fixed operating lease cost	$33,800	$37,411
Variable lease cost (1)	8,097	9,168
Short-term lease cost (12 months or less)	5,537	5,734
Total lease cost	$47,434	$52,313
(1) Variable lease cost predominantly included common area maintenance charges.
Rent expense recognized under our operating leases prior to adoption of ASC 842 was $25.6 million during fiscal 2019.
At the end of fiscal 2020, the weighted-average remaining lease term was 5.6 years, and the weighted-average discount rate was 6.5%. At the end of fiscal 2021, the weighted-average remaining lease term is 5.2 years, and the weighted-average discount rate is 5.8%. Future lease payments under our non-cancelable operating leases at the end of fiscal 2021 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2022	$40,110
2023	36,971
2024	31,340
2025	27,059
2026	19,231
Thereafter	24,371
Total future lease payments	$179,082
Less: imputed interest	(26,490)
Present value of lease liabilities	$152,592

Note 10. Restructuring and Other
During fiscal 2021, we ceased use of certain leased facilities and recorded an impairment charge of $7.5 million for operating lease right-of-use assets and leasehold improvements for these leases. In addition, we recognized a liability of $2.4 million for the remaining lease costs that will continue to be incurred without benefit to us.
During fiscal 2021, we effected workforce realignment plans to streamline our operations and recognized $12.2 million of restructuring costs related to one-time involuntary termination benefit costs. The restructuring charges are included in restructuring and other expenses in our consolidated statement of operations. The liability for unpaid amounts at the end of fiscal 2021 was $4.3 million.
During fiscal 2021, we incurred incremental costs of $9.8 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021, estimated non-recoverable costs for internal events that could not be held, and hazard related premiums to support manufacturing operations. Of these costs, $8.9 million is included in restructuring and other expenses and $0.9 million is included in cost of revenue in our consolidated statements of operations for fiscal 2021.
Note 11. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of fiscal 2021, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. We have 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of fiscal 2021, 278,362,598 shares of Class A common stock were issued and outstanding.
Common Stock Reserved for Issuance
At the end of fiscal 2021, we had reserved shares of common stock for future issuance as follows:

Shares underlying outstanding stock options	18,558,974
Shares underlying outstanding restricted stock units	30,830,082
Shares reserved for future equity awards	14,040,926
Shares reserved for future employee stock purchase plan awards	3,938,930
Total	67,368,912
Share Repurchase Program
In August 2019, our board of directors approved a stock repurchase program to repurchase up to $150.0 million of our common stock, which was substantially completed in the fourth quarter of fiscal 2021. In February 2021, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.

We record the difference between cash paid for stock repurchases and underlying par value as a reduction to additional paid-in capital, to the extent the repurchases does not cause this balance to be reduced below zero, at which point the difference would be recorded as a reduction to accumulated deficit. During fiscal 2020, we repurchased and retired 867,657 shares of common stock at an average purchase price of $17.29 per share for an aggregate repurchase price of $15.0 million. During fiscal 2021, we repurchased and retired 9,526,556 shares of common stock at an average purchase price of $14.17 per share for an aggregate repurchase price of $135.0 million.
Repurchase of Common Stock in connection with the Notes
Concurrent with the issuance of the Notes (see Note 7), we repurchased and retired 1,008,573 shares, or $20.0 million, of our common stock at $19.83 per share, which was equal to the closing price per share of our common stock on April 4, 2018, the date of the pricing of the offering of the Notes.
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
2015 Amended and Restated Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan was amended and restated in fiscal 2020 (2015 ESPP). A total of 3,500,000 shares of common stock was initially reserved for issuance under the 2015 ESPP and an additional 5,000,000 shares of common stock were added in connection with the amendment and restatement. The number of shares reserved for issuance under our 2015 ESPP increases automatically on the first day of February of each of 2016 through 2025, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31, and (ii) 3,500,000 shares of common stock.

Our board of directors (or a committee thereof) has the authority to establish the length and terms of the offering periods and purchase periods and the purchase price of the shares of common stock which may be purchased under the plan. The current offering terms allow eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date, a dollar cap of $7,500 per purchase period (instituted in February 2019), or $25,000 in any calendar year (as determined under applicable tax rules). The current terms also allow for a 24-month offering period beginning March 16th and September 16th of each year, with each offering period consisting of four 6 month purchase periods, subject to a reset provision. Further, currently, on each purchase date, eligible employees may purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock (1) on the first trading day of the applicable offering period or (2) the purchase date.
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During fiscal 2020 and 2021, multiple ESPP resets resulted in total modification charges of $13.6 million and $23.8 million to be recognized over the new offering periods. There was no ESPP reset during fiscal 2019.
During fiscal 2019, 2020 and 2021, we recognized $35.4 million, $24.5 million and $25.8 million, of stock-based compensation expense related to our 2015 ESPP. At the end of fiscal 2021, total unrecognized stock-based compensation cost related to our 2015 ESPP was $32.8 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2020	26,822,243	$8.97	3.9	$237,803
Options assumed in an acquisition	1,891,349	1.75
Options exercised	(9,734,153)	6.11
Options forfeited/canceled	(420,465)	14.77
Balance at the end of fiscal 2021	18,558,974	$9.60	4.3	$251,503
Vested and exercisable at the end of fiscal 2021	16,016,719	$9.92	3.8	$211,566
The aggregate intrinsic value of options vested and exercisable at the end of fiscal 2021 is calculated based on the difference between the exercise price and the closing price of $23.13 of our common stock on the last day of fiscal 2021. The aggregate intrinsic value of options exercised during fiscal 2019, 2020 and 2021 was $165.0 million, $106.6 million and $118.8 million.
The weighted-average grant date fair value of options assumed was $14.16 per share for fiscal 2021. The total grant date fair value of options vested during fiscal 2019, 2020 and 2021 was $45.6 million, $34.2 million and $20.1 million.
During fiscal 2019, 2020 and 2021, we recognized $32.0 million, $15.8 million and $8.6 million, of stock-based compensation expense related to stock options. At the end of fiscal 2021, total unrecognized employee stock-based compensation cost related to outstanding options was $17.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Determination of Fair Value
The fair value of stock options granted to employees and to be purchased under ESPP is estimated on the grant date using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation including the fair value of the underlying common stock, expected term, the expected volatility of the common stock, a risk-free interest rate and expected dividend yield. The assumptions used for the periods presented are as follows:

	Fiscal Year Ended
	2019	2020	2021
Employee Stock Options
Expected term (in years)	n/a	n/a	5.65
Expected volatility	n/a	n/a	52.07%
Risk-free interest rate	n/a	n/a	0.3%
Dividend rate	n/a	n/a	—
Fair value of common stock	n/a	n/a	$15.79
Employee Stock Purchase Plan
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	44% - 47%	42% - 47%	52% - 113%
Risk-free interest rate	2.0% - 2.8%	1.7% - 2.5%	0.1% - 0.4%
Dividend rate	—	—	—
Fair value of common stock	$20.62 - $27.66	$17.76 - $20.87	$9.07 - $15.26

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
Expected Volatility—The expected volatility for ESPP purchase rights is based on the historical volatility of our common stock for a period equivalent to the expected term of the ESPP purchase rights.
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
RSUs
A summary of the RSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2020	25,434,597	$18.72	$452,736
Granted	18,414,274	12.61
Assumed in an acquisition	2,016,061	15.79
Vested	(11,240,616)	16.90
Forfeited	(3,794,234)	16.82
Unvested balance at the end of fiscal 2021	30,830,082	$15.77	$712,657

During fiscal 2021, we granted 1,682,266 shares of performance RSUs, at a target percentage of 100%, with both performance and service vesting conditions payable in common stock, from 0% to 125% of the target number granted, contingent upon the degree to which the performance condition is met. A total of 1,406,681 shares were earned at the end of fiscal 2021 based on the performance condition achieved and these shares are subject to service conditions through the vesting periods. The remaining shares will be canceled in fiscal 2022.
The aggregate fair value, as of the respective vesting dates, of RSUs that vested during fiscal 2019, 2020 and 2021 was $184.8 million, $164.1 million and $183.4 million.
During fiscal 2019, 2020 and 2021, we recognized $119.9 million, $161.8 million and $199.1 million in stock-based compensation expense related to RSUs. At the end of fiscal 2021, total unrecognized employee compensation cost related to unvested RSUs was $428.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2020	2,127,206	$19.58	$37,864
Vested	(1,252,405)	19.61
Forfeited/canceled	(316,965)	20.38
Unvested balance at the end of fiscal 2021	557,836	$19.06	$12,903
All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. The aggregate fair value of restricted stock that vested during fiscal 2019, 2020 and 2021 was $3.6 million, $24.2 million and $18.3 million.
During fiscal 2019, 2020 and 2021, we recognized $23.3 million, $24.6 million and $9.3 million in stock-based compensation expense related to restricted stock. At the end of fiscal 2021, total unrecognized employee compensation cost related to unvested restricted stock was $2.6 million, which is expected to be recognized over a weighted-average period of approximately 0.9 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Fiscal Year Ended
	2019	2020	2021
Cost of revenue—product	$2,951	$3,732	$4,001
Cost of revenue—subscription services	12,378	14,403	14,979
Research and development	92,484	107,658	117,220
Sales and marketing	66,350	67,560	65,248
General and administrative	36,482	33,352	40,896
Total stock-based compensation expense	$210,645	$226,705	$242,344
The tax benefit related to stock-based compensation expense for all periods presented was not material.

Note 13. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, unvested restricted stock, our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. These potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
In December 2018, all outstanding shares of Class B common stock converted to shares of Class A common stock pursuant to the terms of our amended and restated certificate of incorporation. The conversion did not impact our basic or diluted net loss per share attributable to common stockholders for fiscal 2019.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended
	2019	2020	2021

Net loss	$(178,362)	$(200,987)	$(282,076)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	232,042	252,820	267,824
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.79)	$(1.05)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	2019	2020	2021
Stock options to purchase common stock	39,928	31,315	23,180
Unvested restricted stock units	19,488	24,374	31,980
Unvested restricted stock	2,881	2,614	1,145
Shares related to convertible senior notes	17,867	21,884	21,884
Shares issuable pursuant to the ESPP	2,411	1,031	2,148
Early exercised stock options subject to repurchase	7	—	—
Total	82,582	81,218	80,337

Note 14. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2019	2020	2021
Interest income (1)	$18,013	$27,241	$17,442
Interest expense (2)	(21,615)	(27,897)	(31,403)
Foreign currency transactions (losses) gains	(5,230)	(3,396)	2,507
Other income	816	669	2,327
Total other income (expense), net	$(8,016)	$(3,383)	$(9,127)
_________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs and the contractual interest expense related to our debt.

Note 15. Income Taxes
The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2019	2020	2021

Domestic	$(145,428)	$(212,672)	$(312,119)
International	(31,845)	18,006	41,959
Total	$(177,273)	$(194,666)	$(270,160)

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2019	2020	2021
Current:
State	$571	$538	$442
Foreign	4,214	7,774	8,006
Total	$4,785	$8,312	$8,448
Deferred:
Federal	$(2,776)	$(1,559)	$(218)
State	(920)	(198)	—
Foreign	—	(234)	3,686
Total	$(3,696)	$(1,991)	$3,468
Provision for income taxes	$1,089	$6,321	$11,916

The reconciliation of income taxes at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2019	2020	2021

Tax at federal statutory rate	$(37,227)	$(40,880)	$(56,734)
State tax, net of federal benefit	(469)	210	349
Stock-based compensation expense	(28,437)	(6,683)	(604)
Research and development tax credits	(10,371)	(11,033)	(14,138)
U.S. taxes on foreign income	—	—	14,021
Foreign rate differential	12,299	2,935	2,282
Change in valuation allowance	85,533	61,050	63,146
Foreign on-shoring intellectual property	(20,371)	—	—
Other	132	722	3,594
Provision for income taxes	$1,089	$6,321	$11,916

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	At the End of Fiscal
	2020	2021

Deferred tax assets:
Net operating loss carryforwards	$232,155	$308,250
Tax credit carryover	76,209	104,247
Accruals and reserves	11,489	22,263
Deferred revenue	60,473	69,886
Stock-based compensation expense	31,906	28,310
Depreciation and amortization	18,893	120
Charitable contribution carryforwards	2,835	229
Interest expense limitation (163(j))	—	110
ASC 842 lease liabilities	25,197	33,302
Total deferred tax assets	$459,157	$566,717
Valuation allowance	(385,791)	(484,437)
Total deferred tax assets, net of valuation allowance	$73,366	$82,280
Deferred tax liabilities:
Deferred commissions	$(30,628)	$(41,526)
Convertible debt	(11,226)	(8,147)
ASC 842 right-of-use assets	(23,502)	(29,183)
Acquired intangibles and goodwill	(10,421)	(8,727)
Other	(1,729)	(2,230)
Total deferred tax liabilities	$(77,506)	$(89,813)
Net deferred tax liabilities	$(4,140)	$(7,533)

In June 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. On July 22, 2019, the taxpayer filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition to appeal the decision to the Supreme Court and on June 22, 2020 the Supreme Court denied the petition. Due to the Ninth Circuit's decision, we adjusted our net operating loss carryforward by $29.7 million in fiscal 2021 to reflect the reduction in losses for fiscal years 2017, 2018 and 2019. We terminated our intercompany cost sharing arrangement at the end of fiscal 2019. There is no impact on our effective tax rate for fiscal 2021 due to our U.S. full valuation allowance against our deferred tax assets.
At the end of fiscal 2021, the undistributed earnings of $82.2 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
At the end of fiscal 2021, we had net operating loss carryforwards for federal income tax purposes of approximately $1,278.0 million and state income tax purposes of approximately $645.8 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2028 for federal and state income tax purposes.
We had federal and state research and development tax credit carryforwards of approximately $75.6 million and $67.6 million at the end of fiscal 2021. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $78.3 million and $98.6 million, respectively, during fiscal 2020 and 2021.
Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In January 2021, we completed an analysis through the end of fiscal 2021 to evaluate whether there are any limitations of our net operating loss carryforwards and concluded that there was not a limitation that would result in the permanent expiration of carryforwards before they are utilized.
In March 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to deferment of the employer portion of certain payroll taxes and permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The Company has determined that the NOL provisions will not impact the Company since the Company has been generating losses. The CARES Act allowed for the deferral of payment on the Company’s share of the 6.2% Social Security tax on certain wages paid in fiscal year 2021. Deferred amounts totaling $9.0 million will be due on December 31, 2021, and the remainder of $9.0 million due on December 31, 2022.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	2019	2020	2021
Gross unrecognized tax benefits—beginning balance	$12,401	$18,891	$28,570
Decreases related to tax positions taken during prior years	(845)	(34)	(345)
Increases related to tax positions taken during prior years	—	408	1,881
Increases related to tax positions taken during current year	7,335	9,305	9,465
Gross unrecognized tax benefits—ending balance	$18,891	$28,570	$39,571

 At the end of fiscal 2021, our gross unrecognized tax benefit was approximately $39.6 million, $2.3 million of which if recognized, would have an impact on the effective tax rate.
At the end of fiscal 2021, we had no current or cumulative interest and penalties related to uncertain tax positions.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Fiscal Year Ended
	2019	2020	2021

United States	$979,454	$1,184,923	$1,195,428
Rest of the world	380,370	458,517	488,751
Total revenue	$1,359,824	$1,643,440	$1,684,179

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of Fiscal
	2020	2021
United States	$113,942	$152,859
Rest of the world	8,798	10,182
Total long-lived assets	$122,740	$163,041

Note 17. 401(k) Plan
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 85% of their eligible compensation, subject to certain limitations. We currently match 50% of employees' contributions up to a maximum of $4,000 annually. Matching contributions will be immediately vested. Our contributions to the plan were $1.4 million, $8.6 million and $10.2 million during fiscal 2019, 2020 and 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that, as of the end of fiscal 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2021.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders (2021 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended January 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

 Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

4.3	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018

4.4	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.3 hereto)	8-K	001-37570	4.1	4/10/2018

4.5	Description of Registrant's Securities.	10-K	001-37570	4.5	3/27/2020

10.1+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.3+	Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.4	9/9/2015

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.5+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.6+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018

10.7+	Pure Storage, Inc. Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	001-37570	10.1	8/30/2019

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.10+	Transition Services, Separation & Release Agreement by and between Pure Storage, Inc. and Paul Mountford dated as of November 3, 2020.	10-Q	001-37570	10.14	12/9/2020

10.11+	Offer Letter by and between Pure Storage, Inc. and Kevan Krysler, dated November 15, 2019	10-Q	001-37570	10.2	12/9/2019

10.12+	Pure Storage, Inc. Change in Control Severance Benefit Plan.	10-Q	001-37570	10.12	12/9/2020
10.13	Credit Agreement, dated as of August 24, 2020 by and among Pure Storage, Inc., the Lenders party thereto and Barclays Bank PLC, as administrative agent, issuing bank and swingline lender.	10-Q	001-37570	10.13	9/11/2020

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
10.14+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan	8-K	001-37570	10.1	3/16/2018

10.15+	Pure Storage, Inc. Employee Cash Incentive Plan.	8-K	001-37570	10.2	3/16/2018

21.1*	Subsidiaries of the Registrant.	—	—	—	—

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 24, 2021

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

Signature	Title	Date
/s/ Charles Giancarlo	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 24, 2021
Charles Giancarlo
/s/ Kevan Krysler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2021
Kevan Krysler
/s/ Scott Dietzen	Vice Chairman and Director	March 24, 2021
Scott Dietzen
/s/ John Colgrove	Chief Technology Officer and Director	March 24, 2021
John Colgrove
/s/ Andrew Brown	Director	March 24, 2021
Andrew Brown
/s/ Mark Garrett	Director	March 24, 2021
Mark Garrett
/s/ Jeff Rothschild	Director	March 24, 2021
Jeff Rothschild
/s/ Anita Sands	Director	March 24, 2021
Anita Sands
/s/ Roxanne Taylor	Director	March 24, 2021
Roxanne Taylor
/s/ Susan Taylor	Director	March 24, 2021
Susan Taylor
/s/ Greg Tomb	Director	March 24, 2021
Greg Tomb