Form 10-Q
period 2021-05-02
Pure Storage, Inc.
filed 2021-06-08
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021
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

As of June 4, 2021, the registrant had 283,254,906 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended May 2, 2021

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, our expectations concerning relationships with third parties, including our partners, customers and contract manufacturers, the success of the Portworx acquisition and technology, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related restrictions and its impact on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2021	First Quarter of Fiscal 2022

ASSETS
Current assets:
Cash and cash equivalents	$337,147	$300,808
Marketable securities	916,388	933,376
Accounts receivable, net of allowance of $1,033 and $1,046	460,879	327,507
Inventory	46,733	49,287
Deferred commissions, current	57,183	55,212
Prepaid expenses and other current assets	89,836	117,880
Total current assets	1,908,166	1,784,070
Property and equipment, net	163,041	172,381
Operating lease right-of-use assets	134,668	129,582
Deferred commissions, non-current	130,741	130,663
Intangible assets, net	76,648	72,351
Goodwill	358,736	358,736
Restricted cash	10,544	10,544
Other assets, non-current	36,896	39,611
Total assets	$2,819,440	$2,697,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,530	$40,563
Accrued compensation and benefits	160,817	84,322
Accrued expenses and other liabilities	61,754	52,823
Operating lease liabilities, current	32,231	33,886
Deferred revenue, current	438,321	458,705
Total current liabilities	760,653	670,299
Long-term debt	755,814	763,064
Operating lease liabilities, non-current	120,361	114,304
Deferred revenue, non-current	405,376	407,455
Other liabilities, non-current	27,230	27,343
Total liabilities	2,069,434	1,982,465
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 278,363 and 283,352 Class A shares issued and outstanding	28	28
Additional paid-in capital	2,307,580	2,359,895
Accumulated other comprehensive income	7,410	4,768
Accumulated deficit	(1,565,012)	(1,649,218)
Total stockholders’ equity	750,006	715,473
Total liabilities and stockholders’ equity	$2,819,440	$2,697,938

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	First Quarter of Fiscal
	2021	2022

Revenue:
Product	$246,939	$249,888
Subscription services	120,180	162,819
Total revenue	367,119	412,707
Cost of revenue:
Product	69,285	79,064
Subscription services	41,009	51,777
Total cost of revenue	110,294	130,841
Gross profit	256,825	281,866
Operating expenses:
Research and development	112,446	131,381
Sales and marketing	173,433	183,496
General and administrative	41,125	43,146
Restructuring and other	14,702	—
Total operating expenses	341,706	358,023
Loss from operations	(84,881)	(76,157)
Other income (expense), net	(3,416)	(4,727)
Loss before provision for income taxes	(88,297)	(80,884)
Provision for income taxes	2,297	3,322
Net loss	$(90,594)	$(84,206)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	262,935	280,331

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	First Quarter of Fiscal
	2021	2022

Net loss	$(90,594)	$(84,206)
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	4,890	(2,219)
Less: reclassification adjustment for net gains on available-for-sale securities included in net loss	(166)	(423)
Change in unrealized net gains (losses) on available-for-sale securities	4,724	(2,642)
Comprehensive loss	$(85,870)	$(86,848)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Quarter of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	2,175	—	9,388	—	—	9,388
Stock-based compensation expense	—	—	58,694	—	—	58,694
Vesting of restricted stock units	2,525	—	—	—	—	—
Cancellation of restricted stock	(230)	—	—	—	—	—
Tax withholding on vesting of restricted stock	(134)	—	(1,374)	—	—	(1,374)
Common stock issued under employee stock purchase plan	1,585	—	16,021	—	—	16,021
Repurchases of common stock	(5,959)	—	(70,119)	—	—	(70,119)
Other comprehensive income	—	—	—	4,724	—	4,724
Net loss	—	—	—	—	(90,594)	(90,594)
Balance at the end of the first quarter of fiscal 2021	263,970	$26	$2,120,189	$10,173	$(1,373,530)	$756,858

	First Quarter of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	1,331	—	7,895	—	—	7,895
Stock-based compensation expense	—	—	61,764	—	—	61,764
Vesting of restricted stock units	3,082	—	—	—	—	—
Tax withholding on vesting of equity awards	(226)	—	(5,050)	—	—	(5,050)
Common stock issued under employee stock purchase plan	2,185	—	17,726	—	—	17,726
Repurchases of common stock	(1,383)	—	(30,020)	—	—	(30,020)
Other comprehensive loss	—	—	—	(2,642)	—	(2,642)
Net loss	—	—	—	—	(84,206)	(84,206)
Balance at the end of the first quarter of fiscal 2022	283,352	$28	$2,359,895	$4,768	$(1,649,218)	$715,473

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Quarter of Fiscal
	2021	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,594)	$(84,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,133	18,826
Amortization of debt discount and debt issuance costs	6,936	7,403
Stock-based compensation expense	58,694	61,334
Other	1,705	2,621
Changes in operating assets and liabilities:
Accounts receivable, net	109,441	133,380
Inventory	(1,370)	(3,508)
Deferred commissions	(3,159)	2,049
Prepaid expenses and other assets	(6,298)	(30,407)
Operating lease right-of-use assets	6,706	7,581
Accounts payable	(14,294)	(24,354)
Accrued compensation and other liabilities	(49,643)	(84,837)
Operating lease liabilities	(6,926)	(6,897)
Deferred revenue	8,772	22,463
Net cash provided by operating activities	35,103	21,448
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(23,782)	(27,829)
Purchases of marketable securities	(98,161)	(171,563)
Sales of marketable securities	17,657	85,537
Maturities of marketable securities	95,375	65,740
Net cash used in investing activities	(8,911)	(48,115)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	9,275	8,016
Proceeds from issuance of common stock under employee stock purchase plan	16,021	17,726
Proceeds from borrowing	4,950	—
Repayments of borrowing	—	(344)
Tax withholding on vesting of equity awards	(1,374)	(5,050)
Repurchases of common stock	(70,119)	(30,020)
Net cash used in financing activities	(41,247)	(9,672)
Net decrease in cash, cash equivalents and restricted cash	(15,055)	(36,339)
Cash, cash equivalents and restricted cash, beginning of period	377,922	347,691
Cash, cash equivalents and restricted cash, end of period	$362,867	$311,352

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$347,580	$300,808
Restricted cash	15,287	10,544
Cash, cash equivalents and restricted cash, end of period	$362,867	$311,352
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$359	$1,455
Cash paid for income taxes	$2,376	$3,750
Cash paid for amounts included in the measurement of lease liabilities	$8,688	$8,820
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$8,274	$8,366
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$10,812	$2,495

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters ending on the first Sunday after January 30, which for fiscal 2021 was January 31, 2021 and for fiscal 2022 will be February 6, 2022. The first quarter of fiscal 2021 and 2022 ended on May 3, 2020 and May 2, 2021. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There were no material changes in the first quarter of fiscal 2022 to our significant accounting policies as described in our Annual Report on Form 10-K for fiscal 2021.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2021.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2022 or any future period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment from the ongoing COVID-19 pandemic. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, and the fair value of equity assumed, intangible and tangible assets acquired and liabilities assumed for business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2021 and the first quarter of fiscal 2022, we had restricted cash of $10.5 million.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) which refines the scope of Topic 848 and clarifies some of its guidance. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The standard will be effective for us beginning February 7, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the valuation hierarchy at the end of fiscal 2021 and the first quarter of fiscal 2022 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,984	$39,440	$—	$10,544
Level 2
U.S. government treasury notes	339,253	3,241	(1)	342,493	15,340	327,153	—
U.S. government agencies	56,729	516	—	57,245	—	57,245	—
Corporate debt securities	425,115	4,176	(33)	429,258	—	429,258	—
Foreign government bonds	21,486	307	—	21,793	—	21,793	—
Asset-backed securities	79,924	1,015	—	80,939	—	80,939	—
Total	$922,507	$9,255	$(34)	$981,712	$54,780	$916,388	$10,544

	At the End of the First Quarter of Fiscal 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,323	$38,779	$—	$10,544
Level 2
U.S. government treasury notes	320,320	2,387	(14)	322,693	—	322,693	—
U.S. government agencies	54,735	395	—	55,130	—	55,130	—
Corporate debt securities	459,297	3,054	(164)	462,187	—	462,187	—
Foreign government bonds	19,502	230	(2)	19,730	—	19,730	—
Asset-backed securities	70,502	705	(3)	71,204	—	71,204	—
Municipal bonds	2,440	—	(8)	2,432	—	2,432	—
Total	$926,796	$6,771	$(191)	$982,699	$38,779	$933,376	$10,544

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the First Quarter of Fiscal 2022
	Amortized Cost	Fair Value
Due within one year	$360,362	$362,340
Due in one to five years	566,434	571,036
Total	$926,796	$933,376

Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to changes in credit spreads as a result of market conditions. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit losses in the first quarter of fiscal 2021 and 2022.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2021 and the first quarter of fiscal 2022, aggregated by investment category (in thousands):

	At the End of Fiscal 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$8,301	$(1)	$—	$—	$8,301	$(1)
Corporate debt securities	32,996	(33)	—	—	32,996	(33)
Total	$41,297	$(34)	$—	$—	$41,297	$(34)

	At the End of the First Quarter of Fiscal 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$20,412	$(14)	$—	$—	$20,412	$(14)
Corporate debt securities	74,897	(164)	—	—	74,897	(164)
Foreign government bonds	1,238	(2)	—	—	1,238	(2)
Asset-backed securities	2,727	(3)	—	—	2,727	(3)
Municipal bonds	2,432	(8)	—	—	2,432	(8)
Total	$101,706	$(191)	$—	$—	$101,706	$(191)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Fair Value Measurements of Other Financial Instruments
We measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at the end of the first quarter of fiscal 2022 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes at the end of the first quarter of fiscal 2022.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2021	First Quarter of Fiscal 2022
Raw materials	$4,991	$5,881
Finished goods	41,742	43,406
Inventory	$46,733	$49,287
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2021	First Quarter of Fiscal 2022
Test equipment	$238,069	$243,564
Computer equipment and software	184,518	194,991
Furniture and fixtures	8,484	8,492
Leasehold improvements	44,444	44,675
Total property and equipment	475,515	491,722
Less: accumulated depreciation and amortization	(312,474)	(319,341)
Property and equipment, net	$163,041	$172,381

Depreciation and amortization expense related to property and equipment was $12.4 million and $14.5 million for the first quarter of fiscal 2021 and 2022. No amount of internal-use software development costs were capitalized during the first quarter of fiscal 2021 and the amount capitalized during the first quarter of fiscal 2022 was not material.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2021			First Quarter of Fiscal 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(11,722)	$7,403	$19,125	$(12,420)	$6,705
Developed technology	77,373	(17,499)	59,874	77,373	(20,567)	56,806
Customer relationships	6,459	(308)	6,151	6,459	(538)	5,921
Trade name	3,623	(403)	3,220	3,623	(704)	2,919
Intangible assets, net	$106,580	$(29,932)	$76,648	$106,580	$(34,229)	$72,351

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
 Intangible assets amortization expense was $2.7 million and $4.3 million for the first quarter of fiscal 2021 and 2022. At the end of the first quarter of fiscal 2022, the weighted-average remaining amortization period was 2.5 years for technology patents, 4.7 years for developed technology, 6.4 years for customer relationships, and 2.4 years for trade name. We recorded amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the first quarter of fiscal 2022, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2022	$11,934
2023	15,685
2024	15,282
2025	14,477
2026	11,924
Thereafter	3,049
Total	$72,351
Goodwill
As of the end of fiscal 2021 and the first quarter of fiscal 2022, goodwill was $358.7 million. There were no impairments to goodwill during the first quarter of fiscal 2021 and 2022.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2021	First Quarter of Fiscal 2022
Taxes payable	$4,097	$3,637
Accrued marketing	15,638	11,685
Accrued travel and entertainment expenses	866	636
Acquisition consideration	9,600	4,108
Other accrued liabilities	31,553	32,757
Total accrued expenses and other liabilities	$61,754	$52,823

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2021	2022
Beginning balance	$139,204	$187,924
Additions	29,762	29,189
Recognition of deferred commissions	(26,603)	(31,238)
Ending balance	$142,363	$185,875
Of the $185.9 million total deferred commissions balance at the end of the first quarter of fiscal 2022, we expect to recognize approximately 30% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the first quarter of fiscal 2021 and 2022.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2021	2022
Beginning balance	$697,288	$843,697
Additions	131,734	186,851
Recognition of deferred revenue	(122,962)	(164,388)
Ending balance	$706,060	$866,160
Revenue recognized during the first quarter of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $108.7 million and $145.1 million.
Remaining Performance Obligations
Total contracted but not recognized revenue was $1,129.2 million at the end of the first quarter of fiscal 2022. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. The value of orders that are contracted but have not been fulfilled and that can be canceled by customers, are excluded from remaining performance obligations. Of the $1,129.2 million contracted but not recognized revenue at the end of the first quarter of fiscal 2022, we expect to recognize approximately 44% over the next 12 months, and the remainder thereafter.

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
The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2021	First Quarter of Fiscal 2022
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(64,515)	(57,755)
Less: debt issuance costs, net of amortization	(4,671)	(4,181)
Net carrying amount of the Notes	$505,814	$513,064

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265
The total estimated fair value of the Notes at the end of the first quarter of fiscal 2022 was $612.4 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $20.22 on the last day of the first quarter of fiscal 2022, the if-converted value of the Notes of $442.5 million was less than its principal amount. At the end of the first quarter of fiscal 2022, the remaining term of the Notes is approximately 23 months.
The following table sets forth total interest expense recognized related to the Notes for the first quarter of fiscal 2021 and 2022 (in thousands):

	First Quarter of Fiscal
	2021	2022
Amortization of debt discount	$6,468	$6,760
Amortization of debt issuance costs	468	490
Total amortization of debt discount and debt issuance costs	6,936	7,250
Contractual interest expense	177	175
Total interest expense related to the Notes	$7,113	$7,425

Effective interest rate of the liability component	5.6%	5.6%

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
The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or LIBOR (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on LIBOR (or at each three-month interval if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears.
In September 2020, we drew down $250.0 million under the Credit Facility which remained outstanding at the end of the first quarter of fiscal 2022. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.61% resulting in interest expense of $1.0 million during the first quarter of fiscal 2022.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the first quarter of fiscal 2022.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2021 and the first quarter of fiscal 2022, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet at the end of the first quarter of fiscal 2022.
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
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. The components of lease costs during the periods presented were as follows (in thousands):

	First Quarter of Fiscal
	2021	2022
Fixed operating lease cost	$8,749	$9,756
Variable lease cost (1)	2,651	1,995
Short-term lease cost (12 months or less)	1,507	1,101
Total lease cost	$12,907	$12,852
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
At the end of the first quarter of fiscal 2022, the weighted-average remaining lease term was 5.0 years and the weighted-average discount rate is 5.74%. Future lease payments under our non-cancelable operating leases at the end of the first quarter of fiscal 2022 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
The remainder of 2022	$31,804
2023	37,777
2024	32,170
2025	27,488
2026	19,322
Thereafter	24,371
Total future lease payments	172,932
Less: imputed interest	(24,742)
Present value of lease liabilities	$148,190

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Restructuring and Other
In February 2020 and prior to the effects of the COVID-19 pandemic, we effected a workforce realignment plan to streamline our operations and recognized $5.8 million of restructuring costs related to involuntary termination benefit costs. The restructuring charge is included in restructuring and other expenses in our condensed consolidated statement of operations.
During the first quarter of fiscal 2021, we incurred incremental costs of $9.5 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021, estimated non-recoverable costs for internal events that could not be held, and hazard related premiums to support manufacturing operations. Of the $9.5 million, $8.9 million is included in restructuring and other expenses and $0.6 million is included in cost of revenue in our condensed consolidated statements of operations.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the first quarter of fiscal 2022, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the first quarter of fiscal 2022, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the first quarter of fiscal 2022, 283,351,736 shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In February 2021, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock. During the first quarter of fiscal 2022, we repurchased and retired 1,383,069 shares of common stock at an average purchase price of $21.69 per share for an aggregate repurchase price of $30.0 million. At the end of the first quarter of fiscal 2022, $170.0 million remained available for future share repurchases under our current repurchase authorization.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2015 Amended and Restated Employee Stock Purchase Plan
Under our Amended and Restated 2015 Employee Stock Purchase Plan (2015 ESPP), our board of directors (or a committee thereof) has the authority to establish the length and terms of the offering periods and purchase periods and the purchase price of the shares of common stock which may be purchased under the plan. The current offering terms allow eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 30% of their eligible compensation, subject to a cap of 3,000 shares on any purchase date, a dollar cap of $7,500 per purchase period, or $25,000 in any calendar year (as determined under applicable tax rules). The current terms also allow for a 24-month offering period beginning March 16th and September 16th of each year, with each offering period consisting of four 6-month purchase periods, subject to a reset provision. Further, currently, on each purchase date, eligible employees may purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock (1) on the first trading day of the applicable offering period or (2) the purchase date.
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During the first quarter of fiscal 2021, there was an ESPP reset that resulted in a modification charge of $23.8 million, which is being recognized over an offering period ending March 15, 2022. There was no ESPP reset during the first quarter of fiscal 2022.
Stock-based compensation expense related to our 2015 ESPP was $5.6 million and $7.6 million during the first quarter of fiscal 2021 and 2022. At the end of the first quarter of fiscal 2022, total unrecognized stock-based compensation cost related to our 2015 ESPP was $35.4 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2021	18,558,974	$9.60	4.3	$251,503
Options exercised	(1,330,998)	5.91
Options forfeited	(42,310)	11.49
Balance at the end of the first quarter of fiscal 2022	17,185,666	$9.88	4.1	$178,086
Vested and exercisable at the end of the first quarter of fiscal 2022	15,177,675	$10.30	3.7	$150,613

The aggregate intrinsic value of options vested and exercisable at the end of the first quarter of fiscal 2022 is calculated based on the difference between the exercise price and the closing price of $20.22 of our common stock on the last day of the first quarter of fiscal 2022.
Stock-based compensation expense recognized related to stock options was $2.0 million and $2.3 million during the first quarter of fiscal 2021 and 2022.
At the end of the first quarter of fiscal 2022, total unrecognized employee stock-based compensation cost related to outstanding options was $14.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
RSUs
A summary of the RSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2021	30,830,082	$15.77	$712,657
Granted	9,393,611	22.36
Vested	(3,082,031)	15.61
Forfeited	(1,829,331)	15.65
Unvested balance at the end of the first quarter of fiscal 2022	35,312,331	$17.53	$714,015
RSUs granted during the first quarter of fiscal 2022, include 120,552 shares of performance RSUs, at a target percentage of 100%, with both performance and service vesting conditions payable in common stock, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled.
Stock-based compensation expense recognized related to RSUs was $46.8 million and $51.6 million during the first quarter of fiscal 2021 and 2022. At the end of the first quarter of fiscal 2022, total unrecognized employee stock-based compensation cost related to unvested RSUs was $565.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2021	557,836	$19.06	$12,903
Vested	(180,337)	19.33
Unvested balance at the end of the first quarter of fiscal 2022	377,499	$18.94	$7,633

All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. Stock-based compensation expense recognized related to restricted stock was $4.3 million and $0.6 million during the first quarter of fiscal 2021 and 2022. At the end of the first quarter of fiscal 2022, total unrecognized employee compensation cost related to unvested restricted stock was $1.6 million, which is expected to be recognized over a weighted-average period of 0.7 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	First Quarter of Fiscal
	2021	2022
Cost of revenue—product	$996	$1,347
Cost of revenue—subscription services	3,392	4,406
Research and development	28,711	30,421
Sales and marketing	16,272	16,808
General and administrative	9,323	8,352
Total stock-based compensation expense	$58,694	$61,334
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	First Quarter of Fiscal
	2021	2022
Net loss	$(90,594)	$(84,206)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	262,935	280,331
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.30)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	First Quarter of Fiscal
	2021	2022
Stock options to purchase common stock	25,590	17,856
Unvested restricted stock units	29,146	32,876
Unvested restricted stock	1,705	471
Shares related to convertible senior notes	21,884	21,884
Shares issuable pursuant to the ESPP	1,046	1,049
Total	79,371	74,136

Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	First Quarter of Fiscal
	2021	2022
Interest income(1)	$6,231	$2,774
Interest expense(2)	(7,151)	(8,659)
Foreign currency transactions (losses) gains	(2,386)	36
Other (expense) income	(110)	1,122
Total other income (expense), net	$(3,416)	$(4,727)
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
Note 14. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and state income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our loss before income taxes and the income tax provision recorded was primarily attributable to changes in our valuation allowance, U.S. taxes on foreign income and research and development credits.
At the end of the first quarter of fiscal 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2021.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	First Quarter of Fiscal
	2021	2022

United States	$264,146	$295,107
Rest of the world	102,973	117,600
Total revenue	$367,119	$412,707

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2021	First Quarter of Fiscal 2022

United States	$152,859	$163,123
Rest of the world	10,182	9,258
Total long-lived assets	$163,041	$172,381

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the COVID-19 pandemic, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is the first Sunday after January 30.
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
Our Modern Data Experience vision begins with our portfolio of products and subscription services that is transforming and modernizing storage operations for our customers. Our Modern Data Experience vision extends to an innovative and highly-integrated data platform of products and subscription services, consisting of Cloud Data Infrastructure (integrated hardware and software appliances which run in on-premise data centers), Cloud Data Services (software and container data services, which run natively in major public cloud infrastructures), Cloud Data Management (software hosted data management services to manage our entire platform). The Modern Data Experience is based on four key pillars: Fast Matters, Cloud Everywhere, Simple is Smart, and Subscription to Innovation.
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
Our business and financial results strengthened during the first quarter of fiscal 2022 during continued COVID-19 restrictions primarily due to improved operating leverage, our customers' increasing confidence in our brand and renewed strength in our commercial business.
The global economic contraction due to COVID-19 continues to create uncertainty and the full extent and duration of the impact on our operational and financial performance remains unpredictable. As such, we are not able to estimate the ultimate impact and our past results may not be indicative of future performance. To the extent the pandemic continues to disrupt economic activity globally we, like other businesses, would not be immune at it could adversely affect our business, operations and financial results. See "Risk Factors" in Part II, Item 1A. for additional details.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our Cloud Data Infrastructure, including FlashArray and FlashBlade products and subscription services which includes our Evergreen Storage subscription, our unified subscription that includes Pure as-a-Service and Cloud Block Store. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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
We generally recognize revenue from subscription services ratably over the contractual service period and professional services as delivered. We expect our subscription services revenue to increase and continue to grow faster than our product revenue as more customers choose to consume our storage solutions as a service and our existing subscription customers renew and expand their consumption and service levels.
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our raw material components, and personnel costs associated with our supply chain operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, inventory write-offs, amortization of intangible assets pertaining to developed technology, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.

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
General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expenses to increase in absolute dollars and it may decrease as a percentage of revenue.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	First Quarter of Fiscal		Change
	2021	2022	$	%
(dollars in thousands, unaudited)
Product revenue	$246,939	$249,888	$2,949	1%
Subscription services revenue	120,180	162,819	42,639	35%
Total revenue	$367,119	$412,707	$45,588	12%
Total revenue increased by $45.6 million, or 12%, during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021.
The increase in total revenue during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was largely driven by increases in sales of both our Evergreen Storage subscription services, and our unified subscription that includes Pure as-a-Service and Cloud Block Store. Sales of FlashArray//C, renewed strength in acquiring new commercial customers, and repeat sales to existing customers contributed to the growth of product revenue during the first quarter of fiscal 2022.
During the first quarter of fiscal 2022, total revenue in the United States grew 12% from $264.1 million to $295.1 million year over year and total rest of the world revenue grew 14% from $103.0 million to $117.6 million year over year. For further details on revenue by geography, see Note 15 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	First Quarter of Fiscal
	2021	2022
Beginning balance	$697,288	$843,697
Additions	131,734	186,851
Recognition of deferred revenue	(122,962)	(164,388)
Ending balance	$706,060	$866,160
Revenue recognized during the first quarter of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $108.7 million and $145.1 million.

Remaining Performance Obligations
Total contracted but not recognized revenue was $1,129.2 million at the end of the first quarter of fiscal 2022. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Orders that are contracted but have not been fulfilled and are cancelable by customers are excluded from remaining performance obligations. Of the $1,129.2 million contracted but not recognized revenue at the end of the first quarter of fiscal 2022, we expect to recognize approximately 44% over the next 12 months, and the remainder thereafter. Cancelable orders that we expect to ship at a future date continue to increase.
Cost of Revenue and Gross Margin

	First Quarter of Fiscal		Change
	2021	2022	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$68,289	$77,717	$9,428	14%
Stock-based compensation	996	1,347	351	35%
Total product cost of revenue	$69,285	$79,064	$9,779	14%
% of Product revenue	28%	32%

Subscription services cost of revenue	$37,617	$47,371	$9,754	26%
Stock-based compensation	3,392	4,406	1,014	30%
Total subscription services cost of revenue	$41,009	$51,777	$10,768	26%
% of Subscription services revenue	34%	32%

Total cost of revenue	$110,294	$130,841	$20,547	19%
% of Total revenue	30%	32%

Product gross margin	72%	68%
Subscription services gross margin	66%	68%
Total gross margin	70%	68%

Cost of revenue increased by $20.5 million, or 19%, during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The increase in product cost of revenue was primarily attributable to increased costs within our supply chain operations associated with increased headcount and an increase in the amortization of acquired intangible assets. The increase in subscription services cost of revenue was primarily attributable to higher costs in our customer support organization.
The decline in product gross margin during the first quarter of fiscal 2022 was primarily driven by a shift in product mix dynamics across our product portfolio, including increased sales of FlashArray//C and FlashBlade products which generally have a modestly lower gross margin compared to our FlashArray products, and higher component costs due to supply chain shortages.
The increase in subscription services gross margin during the first quarter of fiscal 2022 was driven by increased sales of unified subscription services, Pure as-a-Service and Cloud Block Store, higher renewals in Evergreen Storage subscriptions, and increasing economies of scale.

Operating Expenses
Research and Development

	First Quarter of Fiscal		Change
	2021	2022	$	%
(dollars in thousands, unaudited)
Research and development	$83,735	$100,960	$17,225	21%
Stock-based compensation	28,711	30,421	1,710	6%
Total expenses	$112,446	$131,381	$18,935	17%
% of Total revenue	31%	32%

Research and development expense increased by $18.9 million, or 17%, during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, as we continue to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $12.0 million increase in employee compensation and related costs, a $4.7 million increase in outside services expenses, and a $2.5 million increase in depreciation expense from property and equipment.

Sales and Marketing

	First Quarter of Fiscal		Change
	2021	2022	$	%
(dollars in thousands, unaudited)
Sales and marketing	$157,161	$166,688	$9,527	6%
Stock-based compensation	16,272	16,808	536	3%
Total expenses	$173,433	$183,496	$10,063	6%
% of Total revenue	47%	44%

Sales and marketing expense increased by $10.1 million, or 6%, during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, primarily due to a $15.6 million increase in employee compensation and related costs, which included a $3.9 million increase in sales commission expense, partially offset by a $5.0 million decrease in outside services expense and a $1.7 million decrease in marketing and travel spend due to the COVID-19 pandemic.
General and Administrative

	First Quarter of Fiscal		Change
	2021	2022	$	%
(dollars in thousands, unaudited)
General and administrative	$31,802	$34,794	$2,992	9%
Stock-based compensation	9,323	8,352	(971)	(10)%
Total expenses	$41,125	$43,146	$2,021	5%
% of Total revenue	11%	10%
General and administrative expense increased by $2.0 million, or 5%, during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, primarily due to a $4.6 million increase in employee compensation and related costs driven by increased headcount, partially offset by a $2.1 million decrease in office and facilities-related expenses.

Restructuring and Other

	First Quarter of Fiscal		Change
	2021	2022	$
(dollars in thousands, unaudited)
Restructuring and other	$14,702	$—	$(14,702)
% of Total revenue	4%	—%
In February 2020 and prior to the effects of the COVID-19 pandemic, we effected a workforce realignment plan to streamline our operations and recognized $5.8 million of restructuring costs related to involuntary termination benefit costs. Additionally, during the first quarter of fiscal 2021, we incurred incremental costs of $8.9 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021 and estimated non-recoverable costs for internal events that could not be held.

Other Income (Expense), Net

	First Quarter of Fiscal		Change
	2021	2022	$
(dollars in thousands, unaudited)
Other income (expense), net	$(3,416)	$(4,727)	$(1,311)
% of Total revenue	(1)%	(1)%
Other income (expense), net decreased by $1.3 million during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, primarily due to a decrease in interest income resulting from lower interest rate environment and higher interest expense due to borrowings under our revolving line of credit, partially offset by an increase in net foreign exchange gains as the U.S. dollar weakened relative to certain foreign currencies.
Provision for Income Taxes

	First Quarter of Fiscal		Change
	2021	2022	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$2,297	$3,322	$1,025	45%
% of Total revenue	1%	1%

The provision for income taxes increased during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 primarily attributable to an increase in foreign income taxes.

Liquidity and Capital Resources
At the end of the first quarter of fiscal 2022, we had cash, cash equivalents and marketable securities of $1,234.2 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
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
Revolving Credit Facility
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility expires, absent default or early termination by us, on the earlier of (i) August 24, 2025 or (ii) 91 days prior to the stated maturity of the convertible senior notes unless, on such date and each subsequent day until the convertible senior notes are paid in full, the sum of our cash, cash equivalents and marketable securities and the aggregate unused commitments then available to us exceed $625.0 million. The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or LIBOR (based on one, three, or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on LIBOR (or at each three-month interval, if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears. Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1.
In September 2020, we drew down $250.0 million under the Credit Facility to fund the acquisition of Portworx which remained outstanding at the end of the first quarter of fiscal 2022. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.61%. Assuming interest rates remain relatively constant and no repayment, we expect our quarterly interest expense for the outstanding borrowing under the revolver to be approximately $1.0 million. We were in compliance with all covenants under the Credit Facility at the end of the first quarter of fiscal 2022.
Letters of Credit
At the end of fiscal 2021 and the end of the first quarter of fiscal 2022, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

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
Share Repurchase Program
In February 2021, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management's discretion from time to time on the open market through privately negotiated transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.
During the first quarter of fiscal 2022, we repurchased and retired 1,383,069 shares of common stock at an average purchase price of $21.69 per share for an aggregate repurchase price of $30.0 million. Approximately $170.0 million remained under our share repurchase authorization as of the end of the first quarter of fiscal 2022.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Quarter of Fiscal
	2021	2022
Net cash provided by operating activities	$35,103	$21,448
Net cash used in investing activities	$(8,911)	$(48,115)
Net cash used in financing activities	$(41,247)	$(9,672)
Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2021 and 2022 was primarily driven by cash collections from sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. Net cash provided by operating activities decreased year-over-year primarily due to timing of vendor payments and payroll tax deferral under the CARES Act in the first quarter of fiscal 2021.
Investing Activities
Net cash used in investing activities during the first quarter of fiscal 2022 was driven by $27.8 million in capital expenditures and net purchases of $20.3 million in marketable securities.
Net cash used in investing activities during the first quarter of fiscal 2021 was driven by $23.8 million in capital expenditures, partially offset by net sales and maturities of $14.9 million in marketable securities.
Financing Activities
Net cash used in financing activities during the first quarter of fiscal 2022 was primarily driven by share repurchases of $30.0 million and tax withholding on vesting of equity awards of $5.0 million, partially offset by proceeds from the issuance of common stock from ESPP of $17.7 million and proceeds from the exercise of stock options of $8.0 million.
Net cash used in financing activities during the first quarter of fiscal 2021 was primarily driven by share repurchases of $70.1 million, partially offset by proceeds from the issuance of common stock from ESPP of $16.0 million, proceeds from the exercise of stock options of $9.3 million, and proceeds from borrowing of $5.0 million.
Contractual Obligations and Commitments
Except as set forth in Notes 6 to 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for fiscal 2021.
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
Refer to Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policies and Estimates” in our latest 10-K. There have been no material changes to our critical accounting policies and estimates since our 10-K filed on March 25, 2021.

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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the first quarter of fiscal 2022 we had cash, cash equivalents and marketable securities of $1,234.2 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $10.2 million at the end of the first quarter of fiscal 2022.
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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the first quarter of fiscal 2022 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $4.9 million at the end of the first quarter of fiscal 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the first quarter of fiscal 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. During the first quarter of fiscal 2022 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. The introduction of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our storage platform could adversely affect the demand for our products.
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
Our sales efforts involve educating our customers about the use and benefits of our products and often involves an evaluation process that can result in a lengthy sales cycle, particularly for larger customers. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. COVID-19 has impacted our sales efforts, such as limiting our ability to travel for or host in-person meetings or events. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative and other delays. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. As a consequence, our quarterly revenue and operating results may fluctuate from quarter to quarter. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally.
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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity, functionality and reliability and that meet the expectations of our customers, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovate business models such as Pure as-a-Service to maintain or expand our competitive position. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new products by our competitors, or the emergence of alternative technologies or industry standards could render our existing or future products obsolete or less competitive.
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
We are now offering all of our products and services on a subscription basis, including our hardware and software products through Pure as-a-Service and Cloud Data Services. These business models are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain the profitability with these business models. These business models require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. Continued market acceptance of subscription offerings will be dependent on our ability to create a seamless customer experience and to optimally price our products in light of marketplace conditions, our costs and customer demand. Subscription offerings will cause us to incur incremental operational, technical, legal and other costs. Additionally, the subscription models offered by us and our competitors may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our business strategy, which includes subscription offerings, or anticipate the needs of our customers, our financial results could be negatively impacted.
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
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to supply chain constraints and inflationary pressure. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue, reduced product margins or loss of sales opportunities altogether. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
Risks Related to Our Operating Results or Financial Condition
We have experienced growth in prior periods, and we may not be able to sustain future growth effectively or at all.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 12% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, and our headcount increased from over 3,500 at the end of the first quarter of fiscal 2021 to over 3,800 employees at the end of the first quarter of fiscal 2022. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.

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
We have not achieved profitability for any year since our inception. We incurred a net loss of $282.1 million for fiscal 2021, and $84.2 million for the first quarter of fiscal 2022, and we had an accumulated deficit of $1,565.0 million at the end of fiscal 2021 and $1,649.2 million at the end of the first quarter of fiscal 2022. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
•inventory stocking requirements to mitigate supply chain constraints, accommodate unforeseen demand or support new product introductions; and
•inflation and other adverse economic pressures.
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
•the impact of inflation or other adverse economic conditions and the impact of public health epidemics or pandemics, such as the COVID-19 pandemic; and
•future accounting pronouncements and changes in accounting policies.
The occurrence of any one of these factors could negatively affect our operating results in any particular quarter.
The sales prices of our products and services may fluctuate or decline, which may reduce our gross profits, revenue growth, and adversely impact our financial results.
The sales prices of our products and services may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints and inflation and other adverse economic conditions. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the prices for our products will decrease over product life cycles. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in the volume of sales or the sales of new products with higher margins, our gross margins and operating results could be adversely affected.
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
Our ability to increase our revenue depends on our ability to attract, motivate, and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we may need a significant amount of time to train new employees before they are effective and efficient in performing their jobs. Further, the COVID-19 pandemic has introduced new challenges regarding workforce planning, employee expectations regarding the ability to work from home or remotely and maintaining employee productivity. If we are unable to adequately address these challenges, our ability to recruit and retain employees and to ensure employee productivity could be negatively affected. From time to time, there may be changes in our management team, which could create short term uncertainty. All of our employees, including members of our management team and executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management or if they are unable to work effectively or at all due to the COVID-19 pandemic, our business and operating results could suffer.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $28.90, through June 4, 2021. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
In February 2021, our board of directors authorized a $200.0 million share repurchase program, which is being funded from available working capital. The repurchase authorization has no fixed end date. Although our board of directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Inflation, global economic uncertainty, civil unrest and political and fiscal challenges in the United States and abroad can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, political uncertainty in the Middle East and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the first quarter of fiscal 2022 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
February 1 - February 28	$23.37	134	$196,879
March 1 - March 28	$21.55	1,153	$172,022
March 29 - May 2	$20.93	96	$170,024
(1) In February 2021, our board of directors authorized additional share repurchases of up to $200.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the first quarter of fiscal 2022 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
February 1 - February 28	$—	—	$—
March 1 - March 28	$22.30	226	$5,050
March 29 - May 2	$—	—	$—

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

PURE STORAGE, INC.

Date:	June 8, 2021	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 8, 2021	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial and Accounting Officer)