Form 10-Q
period 2021-08-01
Pure Storage, Inc.
filed 2021-09-08
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021
OR
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

As of September 1, 2021, the registrant had 285,074,082 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended August 1, 2021

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2021	Second Quarter of Fiscal 2022

ASSETS
Current assets:
Cash and cash equivalents	$337,147	$340,252
Marketable securities	916,388	944,285
Accounts receivable, net of allowance of $1,033 and $960	460,879	358,460
Inventory	46,733	47,169
Deferred commissions, current	57,183	58,003
Prepaid expenses and other current assets	89,836	111,390
Total current assets	1,908,166	1,859,559
Property and equipment, net	163,041	184,048
Operating lease right-of-use assets	134,668	122,638
Deferred commissions, non-current	130,741	137,962
Intangible assets, net	76,648	68,279
Goodwill	358,736	358,736
Restricted cash	10,544	10,544
Other assets, non-current	36,896	41,918
Total assets	$2,819,440	$2,783,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,530	$54,686
Accrued compensation and benefits	160,817	126,589
Accrued expenses and other liabilities	61,754	53,043
Operating lease liabilities, current	32,231	34,482
Deferred revenue, current	438,321	485,927
Total current liabilities	760,653	754,727
Long-term debt	755,814	770,662
Operating lease liabilities, non-current	120,361	106,693
Deferred revenue, non-current	405,376	423,887
Other liabilities, non-current	27,230	30,271
Total liabilities	2,069,434	2,086,240
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 278,363 and 284,734 Class A shares issued and outstanding	28	28
Additional paid-in capital	2,307,580	2,388,418
Accumulated other comprehensive income	7,410	3,481
Accumulated deficit	(1,565,012)	(1,694,483)
Total stockholders’ equity	750,006	697,444
Total liabilities and stockholders’ equity	$2,819,440	$2,783,684

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022

Revenue:
Product	$272,309	$324,935	$519,248	$574,823
Subscription services	131,414	171,896	251,594	334,715
Total revenue	403,723	496,831	770,842	909,538
Cost of revenue:
Product	84,731	101,150	154,016	180,214
Subscription services	44,266	55,654	85,275	107,431
Total cost of revenue	128,997	156,804	239,291	287,645
Gross profit	274,726	340,027	531,551	621,893
Operating expenses:
Research and development	114,652	140,107	227,098	271,488
Sales and marketing	171,434	190,386	344,867	373,882
General and administrative	44,471	43,464	85,596	86,610
Restructuring and other	8,288	—	22,990	—
Total operating expenses	338,845	373,957	680,551	731,980
Loss from operations	(64,119)	(33,930)	(149,000)	(110,087)
Other income (expense), net	1,603	(7,410)	(1,813)	(12,137)
Loss before provision for income taxes	(62,516)	(41,340)	(150,813)	(122,224)
Provision for income taxes	2,451	3,925	4,748	7,247
Net loss	$(64,967)	$(45,265)	$(155,561)	$(129,471)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.16)	$(0.59)	$(0.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	264,799	283,931	263,867	282,147

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022

Net loss	$(64,967)	$(45,265)	$(155,561)	$(129,471)
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	2,715	(1,192)	7,605	(3,411)
Less: reclassification adjustment for net gains on available-for-sale securities included in net loss	(703)	(95)	(869)	(518)
Change in unrealized net gains (losses) on available-for-sale securities	2,012	(1,287)	6,736	(3,929)
Comprehensive loss	$(62,955)	$(46,552)	$(148,825)	$(133,400)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Second Quarter of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2021	263,970	$26	$2,120,189	$10,173	$(1,373,530)	$756,858
Issuance of common stock upon exercise of stock options	2,138	1	12,237	—	—	12,238
Stock-based compensation expense	—	—	61,456	—	—	61,456
Vesting of restricted stock units	2,930	1	(1)	—	—	—
Tax withholding on vesting of restricted stock	(85)	—	(1,467)	—	—	(1,467)
Repurchases of common stock	(1,177)	(1)	(20,023)	—	—	(20,024)
Other comprehensive income	—	—	—	2,012	—	2,012
Net loss	—	—	—	—	(64,967)	(64,967)
Balance at the end of the second quarter of fiscal 2021	267,776	$27	$2,172,391	$12,185	$(1,438,497)	$746,106

	Second Quarter of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2022	283,352	$28	$2,359,895	$4,768	$(1,649,218)	$715,473
Issuance of common stock upon exercise of stock options	566	—	3,389	—	—	3,389
Stock-based compensation expense	—	—	71,021	—	—	71,021
Vesting of restricted stock units	3,246	—	—	—	—	—
Tax withholding on vesting of equity awards	(80)	—	(1,514)	—	—	(1,514)
Forfeiture of restricted stock	(37)	—	—	—	—	—
Repurchases of common stock	(2,313)	—	(44,373)	—	—	(44,373)
Other comprehensive loss	—	—	—	(1,287)	—	(1,287)
Net loss	—	—	—	—	(45,265)	(45,265)
Balance at the end of the second quarter of fiscal 2022	284,734	$28	$2,388,418	$3,481	$(1,694,483)	$697,444

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Two Quarters of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	4,313	1	21,625	—	—	21,626
Stock-based compensation expense	—	—	120,150	—	—	120,150
Vesting of restricted stock units	5,455	1	(1)	—	—	—
Cancellation of restricted stock	(230)	—	—	—	—	—
Tax withholding on vesting of restricted stock	(219)	—	(2,841)	—	—	(2,841)
Common stock issued under employee stock purchase plan	1,585	—	16,021	—	—	16,021
Repurchases of common stock	(7,136)	(1)	(90,142)	—	—	(90,143)
Other comprehensive income	—	—	—	6,736	—	6,736
Net loss	—	—	—	—	(155,561)	(155,561)
Balance at the end of the second quarter of fiscal 2021	267,776	$27	$2,172,391	$12,185	$(1,438,497)	$746,106

	First Two Quarters of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	1,897	—	11,284	—	—	11,284
Stock-based compensation expense	—	—	132,785	—	—	132,785
Vesting of restricted stock units	6,327	—	—	—	—	—
Tax withholding on vesting of equity awards	(305)	—	(6,564)	—	—	(6,564)
Forfeiture of restricted stock	(37)	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,185	—	17,726	—	—	17,726
Repurchases of common stock	(3,696)	—	(74,393)	—	—	(74,393)
Other comprehensive loss	—	—	—	(3,929)	—	(3,929)
Net loss	—	—	—	—	(129,471)	(129,471)
Balance at the end of the second quarter of fiscal 2022	284,734	$28	$2,388,418	$3,481	$(1,694,483)	$697,444

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Two Quarters of Fiscal
	2021	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,561)	$(129,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,597	38,099
Amortization of debt discount and debt issuance costs	14,125	15,154
Stock-based compensation expense	120,146	131,763
Impairment of long-lived assets	7,505	—
Other	1,972	6,516
Changes in operating assets and liabilities:
Accounts receivable, net	91,896	102,506
Inventory	1,735	(3,242)
Deferred commissions	(5,483)	(8,041)
Prepaid expenses and other assets	(26,389)	(24,955)
Operating lease right-of-use assets	14,181	14,818
Accounts payable	(21,090)	(9,267)
Accrued compensation and other liabilities	(3,217)	(40,952)
Operating lease liabilities	(13,071)	(14,205)
Deferred revenue	27,463	66,117
Net cash provided by operating activities	85,809	144,840
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48,776)	(55,499)
Purchases of marketable securities	(291,237)	(317,371)
Sales of marketable securities	91,351	114,038
Maturities of marketable securities	206,174	169,770
Net cash used in investing activities	(42,488)	(89,062)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	21,658	11,163
Proceeds from issuance of common stock under employee stock purchase plan	16,021	17,726
Proceeds from borrowing	4,950	—
Repayments of borrowing	—	(605)
Tax withholding on vesting of equity awards	(2,841)	(6,564)
Repurchases of common stock	(90,143)	(74,393)
Net cash used in financing activities	(50,355)	(52,673)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,034)	3,105
Cash, cash equivalents and restricted cash, beginning of period	377,922	347,691
Cash, cash equivalents and restricted cash, end of period	$370,888	$350,796

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$355,601	$340,252
Restricted cash	15,287	10,544
Cash, cash equivalents and restricted cash, end of period	$370,888	$350,796
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$359	$2,520
Cash paid for income taxes	$5,070	$6,050
Cash paid for amounts included in the measurement of operating lease liabilities	$17,849	$17,904
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$6,619	$7,402
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$29,754	$2,787

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters ending on the first Sunday after January 30, which for fiscal 2021 was January 31, 2021 and for fiscal 2022 will be February 6, 2022. The second quarter of fiscal 2021 and 2022 ended on August 2, 2020 and August 1, 2021. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There were no material changes in the second quarter of fiscal 2022 to our significant accounting policies as described in our Annual Report on Form 10-K for fiscal 2021.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2021 and the second quarter of fiscal 2022, we had restricted cash of $10.5 million.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the valuation hierarchy at the end of fiscal 2021 and the second quarter of fiscal 2022 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,984	$39,440	$—	$10,544
Level 2
U.S. government treasury notes	339,253	3,241	(1)	342,493	15,340	327,153	—
U.S. government agencies	56,729	516	—	57,245	—	57,245	—
Corporate debt securities	425,115	4,176	(33)	429,258	—	429,258	—
Foreign government bonds	21,486	307	—	21,793	—	21,793	—
Asset-backed securities	79,924	1,015	—	80,939	—	80,939	—
Total	$922,507	$9,255	$(34)	$981,712	$54,780	$916,388	$10,544

	At the End of the Second Quarter of Fiscal 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$29,449	$18,905	$—	$10,544
Level 2
U.S. government treasury notes	341,033	1,842	(8)	342,867	10,000	332,867	—
U.S. government agencies	54,741	322	—	55,063	—	55,063	—
Corporate debt securities	465,168	2,535	(48)	467,655	—	467,655	—
Foreign government bonds	17,281	177	—	17,458	—	17,458	—
Asset-backed securities	68,331	477	(4)	68,804	—	68,804	—
Municipal bonds	2,440	—	(2)	2,438	—	2,438	—
Total	$948,994	$5,353	$(62)	$983,734	$28,905	$944,285	$10,544

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Second Quarter of Fiscal 2022
	Amortized Cost	Fair Value
Due within one year	$355,927	$358,013
Due in one to five years	579,137	582,333
Due in five to ten years	3,930	3,939
Total	$938,994	$944,285

Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to changes in credit spreads as a result of market conditions. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit losses in the second quarter and the first two quarters of fiscal 2021 and 2022.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2021 and the second quarter of fiscal 2022, aggregated by investment category (in thousands):

	At the End of Fiscal 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$8,301	$(1)	$—	$—	$8,301	$(1)
Corporate debt securities	32,996	(33)	—	—	32,996	(33)
Total	$41,297	$(34)	$—	$—	$41,297	$(34)

	At the End of the Second Quarter of Fiscal 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$33,652	$(8)	$—	$—	$33,652	$(8)
Corporate debt securities	44,011	(48)	—	—	44,011	(48)
Asset-backed securities	3,917	(4)	—	—	3,917	(4)
Municipal bonds	2,438	(2)	—	—	2,438	(2)
Total	$84,018	$(62)	$—	$—	$84,018	$(62)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Fair Value Measurements of Other Financial Instruments
We measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at the end of the second quarter of fiscal 2022 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes at the end of the second quarter of fiscal 2022.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2021	Second Quarter of Fiscal 2022
Raw materials	$4,991	$8,443
Finished goods	41,742	38,726
Inventory	$46,733	$47,169
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2021	Second Quarter of Fiscal 2022
Test equipment	$238,069	$255,982
Computer equipment and software	184,518	207,734
Furniture and fixtures	8,484	8,492
Leasehold improvements	44,444	44,456
Total property and equipment	475,515	516,664
Less: accumulated depreciation and amortization	(312,474)	(332,616)
Property and equipment, net	$163,041	$184,048

Depreciation and amortization expense related to property and equipment was $13.8 million and $15.2 million for the second quarter of fiscal 2021 and 2022, and $26.2 million and $29.7 million for the first two quarters of fiscal 2021 and 2022. No amount of internal-use software development costs were capitalized during the second quarter and first two quarters of fiscal 2021 and the amount capitalized and related amortization expense during the second quarter and first two quarters of fiscal 2022 were not material.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2021			Second Quarter of Fiscal 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(11,722)	$7,403	$19,125	$(12,891)	$6,234
Developed technology	77,373	(17,499)	59,874	77,373	(23,635)	53,738
Customer relationships	6,459	(308)	6,151	6,459	(769)	5,690
Trade name	3,623	(403)	3,220	3,623	(1,006)	2,617
Intangible assets, net	$106,580	$(29,932)	$76,648	$106,580	$(38,301)	$68,279

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
 Intangible assets amortization expense was $2.7 million and $4.1 million for the second quarter of fiscal 2021 and 2022, and $5.4 million and $8.4 million for the first two quarters of fiscal 2021 and 2022. At the end of the second quarter of fiscal 2022, the weighted-average remaining amortization period was 2.3 years for technology patents, 4.4 years for developed technology, 6.2 years for customer relationships, and 2.2 years for trade name. We recorded amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the second quarter of fiscal 2022, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2022	$7,862
2023	15,685
2024	15,282
2025	14,477
2026	11,924
Thereafter	3,049
Total	$68,279
Goodwill
As of the end of fiscal 2021 and the second quarter of fiscal 2022, goodwill was $358.7 million. There were no impairments to goodwill during the second quarter and first two quarters of fiscal 2021 and 2022.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2021	Second Quarter of Fiscal 2022
Taxes payable	$4,097	$4,892
Accrued marketing	15,638	10,125
Accrued travel and entertainment expenses	866	1,007
Acquisition consideration	9,600	4,154
Other accrued liabilities	31,553	32,865
Total accrued expenses and other liabilities	$61,754	$53,043

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Beginning balance	$142,363	$185,875	$139,204	$187,924
Additions	30,534	42,791	60,296	71,980
Recognition of deferred commissions	(28,210)	(32,701)	(54,813)	(63,939)
Ending balance	$144,687	$195,965	$144,687	$195,965
Of the $196.0 million total deferred commissions balance at the end of the second quarter of fiscal 2022, we expect to recognize approximately 30% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the second quarter and first two quarters of fiscal 2021 and 2022.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Beginning balance	$706,060	$866,160	$697,288	$843,697
Additions	155,435	215,613	287,169	402,464
Recognition of deferred revenue	(136,744)	(171,959)	(259,706)	(336,347)
Ending balance	$724,751	$909,814	$724,751	$909,814
Revenue recognized during the second quarter of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $119.4 million and $155.3 million. Revenue recognized during the first two quarters of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $204.6 million and $258.6 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $1,196.0 million at the end of the second quarter of fiscal 2022. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Of the $1,196.0 million contracted but not recognized revenue at the end of the second quarter of fiscal 2022, we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter.

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Subsequent to April 19, 2021, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than two trading days immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
Upon the issuance of the Notes, we recorded total debt issuance costs of $12.9 million, of which $9.8 million was allocated to the Notes and $3.1 million was allocated to additional paid-in capital.
The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2021	Second Quarter of Fiscal 2022
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(64,515)	(50,670)
Less: debt issuance costs, net of amortization	(4,671)	(3,668)
Net carrying amount of the Notes	$505,814	$520,662

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265
The total estimated fair value of the Notes at the end of the second quarter of fiscal 2022 was $607.3 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $19.52 on the last day of the second quarter of fiscal 2022, the if-converted value of the Notes of $427.2 million was less than its principal amount. At the end of the second quarter of fiscal 2022, the remaining term of the Notes is approximately 20 months.
The following table sets forth total interest expense recognized related to the Notes for the second quarter and first two quarters of fiscal 2021 and 2022 (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Amortization of debt discount	$6,703	$7,085	$13,171	$13,845
Amortization of debt issuance costs	486	513	954	1,003
Total amortization of debt discount and debt issuance costs	7,189	7,598	14,125	14,848
Contractual interest expense	181	181	358	356
Total interest expense related to the Notes	$7,370	$7,779	$14,483	$15,204

Effective interest rate of the liability component	5.6%	5.6%	5.6%	5.6%

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
In September 2020, we drew down $250.0 million under the Credit Facility which remained outstanding at the end of the second quarter of fiscal 2022. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.60% and 1.61% resulting in interest expense of $1.0 million and $2.0 million during the second quarter and first two quarters of fiscal 2022.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the second quarter of fiscal 2022.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2021 and the second quarter of fiscal 2022, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet at the end of the second quarter of fiscal 2022.
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
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. The components of lease costs related to our operating leases during the periods presented were as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Fixed operating lease cost	$9,532	$9,309	$18,281	$19,065
Variable lease cost (1)	2,291	1,653	4,942	3,648
Short-term lease cost (12 months or less)	1,559	1,032	3,066	2,133
Total lease cost	$13,382	$11,994	$26,289	$24,846
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
At the end of the second quarter of fiscal 2022, the weighted-average remaining lease term for our operating leases was 4.8 years and the weighted-average discount rate for our operating leases was 5.75%. Future lease payments under our non-cancelable operating leases at the end of the second quarter of fiscal 2022 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
The remainder of 2022	$22,528
2023	37,914
2024	32,308
2025	27,727
2026	19,322
Thereafter	24,371
Total future lease payments	164,170
Less: imputed interest	(22,995)
Present value of lease liabilities	$141,175
Note 9. Restructuring and Other
During the second quarter and first two quarters of fiscal 2021, we ceased use of certain leased facilities. The unamortized costs of $7.5 million relating to operating lease right-of-use assets and leasehold improvements for these leases were expensed.
During the second quarter and first two quarters of fiscal 2021, we effected workforce realignment plans to streamline our operations and recognized $0.8 million and $6.6 million of restructuring costs related to involuntary termination benefit costs. The restructuring charges are included in restructuring and other expenses in our condensed consolidated statement of operations.
During the first two quarters of fiscal 2021, we incurred incremental costs of $9.8 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021, estimated non-recoverable costs for internal events that could not be held, and hazard related premiums to support manufacturing operations. Of these costs, $8.9 million is included in restructuring and other expenses and $0.9 million is included in cost of revenue in our condensed consolidated statements of operations for the first two quarters of fiscal 2021.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the second quarter of fiscal 2022, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the second quarter of fiscal 2022, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the second quarter of fiscal 2022, 284,733,647 shares of Class A common stock were issued and outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase Program
In February 2021, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock. During the second quarter of fiscal 2022, we repurchased and retired 2,312,697 shares of common stock at an average purchase price of $19.17 per share for an aggregate repurchase price of $44.3 million. During the first two quarters of fiscal 2022, we repurchased and retired 3,695,766 shares of common stock at an average purchase price of $20.11 per share for an aggregate repurchase price of $74.3 million. At the end of the second quarter of fiscal 2022, $125.7 million remained available for future share repurchases under our current repurchase authorization.
Note 11. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (the 2009 Plan) and the 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan serves as the successor to our 2009 Plan and provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During the first quarter of fiscal 2021, there was an ESPP reset that resulted in a modification charge of $23.8 million, which is being recognized over an offering period ending March 15, 2022. There was no ESPP reset during the first two quarters of fiscal 2022.
Stock-based compensation expense related to our 2015 ESPP was $6.4 million and $8.8 million during the second quarter of fiscal 2021 and 2022, and $12.0 million and $16.4 million during the first two quarters of fiscal 2021 and 2022. At the end of the second quarter of fiscal 2022, total unrecognized stock-based compensation cost related to our 2015 ESPP was $25.2 million, which is expected to be recognized over a weighted-average period of 0.8 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2021	18,558,974	$9.60	4.3	$251,503
Options exercised	(1,897,316)	5.94
Options forfeited	(206,000)	12.13
Balance at the end of the second quarter of fiscal 2022	16,455,658	$9.99	3.8	$157,211
Vested and exercisable at the end of the second quarter of fiscal 2022	15,048,622	$10.41	3.5	$137,085

The aggregate intrinsic value of options vested and exercisable at the end of the second quarter of fiscal 2022 is calculated based on the difference between the exercise price and the closing price of $19.52 of our common stock on the last day of the second quarter of fiscal 2022.
Stock-based compensation expense recognized related to stock options was $2.1 million and $2.0 million during the second quarter of fiscal 2021 and 2022, and $4.1 million and $4.3 million during the first two quarters of fiscal 2021 and 2022.
At the end of the second quarter of fiscal 2022, total unrecognized employee stock-based compensation cost related to outstanding options was $11.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.
RSUs
A summary of the RSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2021	30,830,082	$15.77	$712,657
Granted	12,888,506	21.54
Vested	(6,327,142)	16.58
Forfeited	(2,957,268)	15.83
Unvested balance at the end of the second quarter of fiscal 2022	34,434,178	$17.74	$672,155
RSUs granted during the second quarter and first two quarters of fiscal 2022 include 1,115,453 and 1,236,005 shares of performance RSUs, at a target percentage of 100%, with both performance and service vesting conditions payable in common stock, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled.
Stock-based compensation expense recognized related to RSUs was $50.1 million and $59.0 million during the second quarter of fiscal 2021 and 2022, and $96.9 million and $109.9 million during the first two quarters of fiscal 2021 and 2022. At the end of the second quarter of fiscal 2022, total unrecognized employee stock-based compensation cost related to unvested RSUs was $559.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2021	557,836	$19.06	$12,903
Vested	(289,234)	18.88
Forfeited	(37,262)	20.92
Unvested balance at the end of the second quarter of fiscal 2022	231,340	$19.00	$4,516

All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. Stock-based compensation expense recognized related to restricted stock was $2.8 million and $0.6 million during the second quarter of fiscal 2021 and 2022, and $7.1 million and $1.2 million during the first two quarters of fiscal 2021 and 2022. At the end of the second quarter of fiscal 2022, total unrecognized employee compensation cost related to unvested restricted stock was $0.6 million, which is expected to be recognized over a weighted-average period of 0.5 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Cost of revenue—product	$990	$1,566	$1,986	$2,913
Cost of revenue—subscription services	3,686	5,137	7,078	9,543
Research and development	29,839	35,125	58,550	65,546
Sales and marketing	16,848	18,358	33,120	35,166
General and administrative	10,089	10,243	19,412	18,595
Total stock-based compensation expense	$61,452	$70,429	$120,146	$131,763
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Net loss	$(64,967)	$(45,265)	$(155,561)	$(129,471)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	264,799	283,931	263,867	282,147
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.16)	$(0.59)	$(0.46)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Stock options to purchase common stock	23,329	16,817	24,482	17,336
Unvested restricted stock units	33,286	35,006	31,216	33,905
Unvested restricted stock	1,236	310	1,473	391
Shares related to convertible senior notes	21,884	21,884	21,884	21,884
Shares issuable pursuant to the ESPP	2,040	2,203	2,040	2,203
Total	81,775	76,220	81,095	75,719

Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Interest income(1)	$4,424	$2,330	$10,655	$5,104
Interest expense(2)	(7,433)	(9,005)	(14,584)	(17,664)
Foreign currency transactions gains (losses)	2,808	(1,234)	422	(1,198)
Other income	1,804	499	1,694	1,621
Total other income (expense), net	$1,603	$(7,410)	$(1,813)	$(12,137)
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
At the end of the second quarter of fiscal 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2021.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022

United States	$281,679	$353,176	$545,825	$648,283
Rest of the world	122,044	143,655	225,017	261,255
Total revenue	$403,723	$496,831	$770,842	$909,538

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2021	Second Quarter of Fiscal 2022

United States	$152,859	$175,966
Rest of the world	10,182	8,082
Total long-lived assets	$163,041	$184,048

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
Our Modern Data Experience vision begins with our portfolio of products and subscription services that is transforming and modernizing storage operations for our customers. Our Modern Data Experience vision extends to an innovative and highly-integrated data platform of products and subscription services, consisting of Cloud Data Infrastructure (integrated hardware and software appliances which run in on-premise data centers), Cloud Data Services (software and container data services, which run natively in major public cloud infrastructures), and Cloud Data Management (software hosted data management services to manage our entire platform). The Modern Data Experience is based on four key pillars: Fast Matters, Cloud Everywhere, Simple is Smart, and Subscription to Innovation.
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
During the second quarter of fiscal 2022, we continued to improve our operating leverage, in part from reduced travel, while navigating the various challenges that arise from COVID-19, including new customer acquisitions.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Product revenue	$272,309	$324,935	$52,626	19%	$519,248	$574,823	$55,575	11%
Subscription services revenue	131,414	171,896	40,482	31%	251,594	334,715	83,121	33%
Total revenue	$403,723	$496,831	$93,108	23%	$770,842	$909,538	$138,696	18%
Total revenue accelerated during the second quarter of fiscal 2022 driven from both enterprise and commercial customers across our entire product and solutions portfolio and key geographies. Total revenue increased by $93.1 million, or 23%, during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased by $138.7 million, or 18%, during the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021.
The increase in subscription services revenue during these periods was largely driven by increases in sales of both our Evergreen Storage subscription services, and our unified subscription that includes Pure as-a-Service and Cloud Block Store. The increase in product revenue during these periods was driven by increased sales from our entire portfolio of FlashArray and FlashBlade products and repeat sales to existing customers.
During the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, total revenue in the United States grew 25% from $281.7 million to $353.2 million and total rest of the world revenue grew 18% from $122.0 million to $143.6 million. During the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021, total revenue in the United States grew 19% from $545.8 million to $648.3 million and total rest of the world revenue grew 16% from $225.0 million to $261.3 million. For further details on revenue by geography, see Note 15 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2021	2022	2021	2022
Beginning balance	$706,060	$866,160	$697,288	$843,697
Additions	155,435	215,613	287,169	402,464
Recognition of deferred revenue	(136,744)	(171,959)	(259,706)	(336,347)
Ending balance	$724,751	$909,814	$724,751	$909,814
Revenue recognized during the second quarter of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $119.4 million and $155.3 million. Revenue recognized during the first two quarters of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $204.6 million and $258.6 million.

Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1,196.0 million at the end of the second quarter. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors and have increased sequentially. Of the $1,196.0 million contracted but not recognized revenue at the end of the second quarter of fiscal 2022, we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Cost of Revenue and Gross Margin

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$83,741	$99,584	$15,843	19%	$152,030	$177,301	$25,271	17%
Stock-based compensation	990	1,566	576	58%	1,986	2,913	927	47%
Total product cost of revenue	$84,731	$101,150	$16,419	19%	$154,016	$180,214	$26,198	17%
% of Product revenue	31%	31%			30%	31%

Subscription services cost of revenue	$40,580	$50,517	$9,937	24%	$78,197	$97,888	$19,691	25%
Stock-based compensation	3,686	5,137	1,451	39%	7,078	9,543	2,465	35%
Total subscription services cost of revenue	$44,266	$55,654	$11,388	26%	$85,275	$107,431	$22,156	26%
% of Subscription services revenue	34%	32%			34%	32%

Total cost of revenue	$128,997	$156,804	$27,807	22%	$239,291	$287,645	$48,354	20%
% of Total revenue	32%	32%			31%	32%

Product gross margin	69%	69%			70%	69%
Subscription services gross margin	66%	68%			66%	68%
Total gross margin	68%	68%			69%	68%

Cost of revenue increased by $27.8 million, or 22%, during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, and increased by $48.4 million, or 20% during the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021. The increase in product cost of revenue during these periods was primarily attributable to increased costs within our supply chain operations associated with increased headcount and an increase in the amortization of acquired intangible assets. The increase in subscription services cost of revenue during these periods was primarily attributable to higher costs in our customer support organization.
The slight decline in product gross margin during the first two quarters of fiscal 2022 was primarily driven by a shift in product mix dynamics across our product portfolio, including increased sales of FlashArray//C and FlashBlade products which generally have a modestly lower gross margin compared to our FlashArray products, and higher component costs due to supply chain shortages.
The increase in subscription services gross margin during the second quarter and first two quarters of fiscal 2022 was driven by increased sales of unified subscription services, Pure as-a-Service and Cloud Block Store, higher renewals in Evergreen Storage subscriptions, and increasing economies of scale.

Operating Expenses
Research and Development

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Research and development	$84,813	$104,982	$20,169	24%	$168,548	$205,942	$37,394	22%
Stock-based compensation	29,839	35,125	5,286	18%	58,550	65,546	6,996	12%
Total expenses	$114,652	$140,107	$25,455	22%	$227,098	$271,488	$44,390	20%
% of Total revenue	28%	28%			29%	30%

Research and development expense increased by $25.5 million, or 22%, during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, as we continue to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $19.2 million increase in employee compensation and related costs, which included a $5.3 million increase in stock-based compensation expense, a $2.6 million increase in outside services expenses, and a $2.0 million increase in depreciation expense from property and equipment due, in part, to revising our estimated useful lives of test equipment, and certain computer equipment and software during the first quarter of fiscal 2021.
Research and development expense increased by $44.4 million, or 20%, during the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021, primarily due to a $31.2 million increase in employee compensation and related costs, which included a $7.0 million increase in stock-based compensation expense, a $7.3 million increase in outside services expense, and a $4.5 million increase in depreciation expense from property and equipment due, in part, to revising our estimated useful lives of test equipment and certain computer equipment and software during the first quarter of fiscal 2021.

Sales and Marketing

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Sales and marketing	$154,586	$172,028	$17,442	11%	$311,747	$338,716	$26,969	9%
Stock-based compensation	16,848	18,358	1,510	9%	33,120	35,166	2,046	6%
Total expenses	$171,434	$190,386	$18,952	11%	$344,867	$373,882	$29,015	8%
% of Total revenue	42%	38%			45%	41%

Sales and marketing expense increased by $19.0 million, or 11%, during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, primarily due to a $12.0 million increase in employee compensation and related costs, which included a $2.0 million increase in sales commission expense, as we continue to invest in certain areas within sales and marketing, a $5.5 million increase in marketing and travel spend due to gradual reduction in COVID-19 restrictions, and a $1.1 million increase in outside services expense.
Sales and marketing expense increased by $29.0 million, or 8%, during the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021, primarily due to a $27.6 million increase in employee compensation and related costs, which included a $5.9 million increase in sales commission expense, as we continue to invest in certain areas within sales and marketing, and a $3.8 million increase in marketing and travel spend due to gradual reduction in COVID-19 restrictions, partially offset by a $3.9 million decrease in outside services expense.
The decrease in sales and marketing expense as a percentage of total revenue during the second quarter and the first two quarters of fiscal 2022 compared to the corresponding periods of fiscal 2021 was due to improved sales efficiencies and execution.
General and Administrative

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
General and administrative	$34,382	$33,221	$(1,161)	(3)%	$66,184	$68,015	$1,831	3%
Stock-based compensation	10,089	10,243	154	2%	19,412	18,595	(817)	(4)%
Total expenses	$44,471	$43,464	$(1,007)	(2)%	$85,596	$86,610	$1,014	1%
% of Total revenue	11%	9%			11%	10%

General and administrative expense decreased by $1.0 million, or 2%, during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 primarily due to a decrease in office and facilities-related expenses and a decrease in outside services expenses, partially offset by an increase in employee compensation and related costs driven by increased headcount.
General and administrative expense increased by $1.0 million, or 1% during the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021 primarily due to an increase in employee compensation and related costs driven by increased headcount, partially offset by a decrease in office and facilities-related expenses.

Restructuring and Other

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2021	2022	$	2021	2022	$
(dollars in thousands, unaudited)
Restructuring and other	$8,288	$—	$(8,288)	$22,990	$—	$(22,990)
% of Total revenue	2%	—%		3%	—%

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

Other Income (Expense), Net

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2021	2022	$	2021	2022	$
(dollars in thousands, unaudited)
Other income (expense), net	$1,603	$(7,410)	$(9,013)	$(1,813)	$(12,137)	$(10,324)
% of Total revenue	—%	(1)%		—%	(1)%

Other income (expense), net decreased by $9.0 million during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and decreased by $10.3 million during the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021, primarily due to an increase in net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies, a decrease in interest income resulting from lower interest rate environment, and higher interest expense due to borrowings under our revolving line of credit.
Provision for Income Taxes

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$2,451	$3,925	$1,474	60%	$4,748	$7,247	$2,499	53%
% of Total revenue	1%	1%			1%	1%

The provision for income taxes increased during the second quarter and first two quarters of fiscal 2022 compared to the second quarter and first two quarters of fiscal 2021 primarily attributable to an increase in foreign income taxes.

Liquidity and Capital Resources
At the end of the second quarter of fiscal 2022, we had cash, cash equivalents and marketable securities of $1,284.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
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
In September 2020, we drew down $250.0 million under the Credit Facility to fund the acquisition of Portworx which remained outstanding at the end of the second quarter of fiscal 2022. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.60% and 1.61% during the second quarter and first two quarters of fiscal 2022. Assuming interest rates remain relatively constant and no repayment, we expect our quarterly interest expense for the outstanding borrowing under the revolver to be approximately $1.0 million. We were in compliance with all covenants under the Credit Facility at the end of the second quarter of fiscal 2022.
Letters of Credit
At the end of fiscal 2021 and the end of the second quarter of fiscal 2022, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

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
During the second quarter of fiscal 2022, we repurchased and retired 2,312,697 shares of common stock at an average purchase price of $19.17 per share for an aggregate repurchase price of $44.3 million. During the first two quarters of fiscal 2022, we repurchased and retired 3,695,766 shares of common stock at an average purchase price of $20.11 per share for an aggregate repurchase price of $74.3 million. Approximately $125.7 million remained under our share repurchase authorization as of the end of the second quarter of fiscal 2022.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Two Quarters of Fiscal
	2021	2022
Net cash provided by operating activities	$85,809	$144,840
Net cash used in investing activities	$(42,488)	$(89,062)
Net cash used in financing activities	$(50,355)	$(52,673)
Operating Activities
Net cash provided by operating activities during the first two quarters of fiscal 2021 and 2022 was primarily driven by cash collections from sales of our product and subscription services and improving operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. Net cash provided by operating activities increased year-over-year primarily due to improved timing of cash collections from sales of our product and subscription services, partially offset by the timing of vendor payments and deferral of the employer portion of social security payroll tax under the CARES Act during the first two quarters of fiscal 2021.
Investing Activities
Net cash used in investing activities during the first two quarters of fiscal 2022 was driven by $55.5 million in capital expenditures and net purchases of $33.6 million in marketable securities.
Net cash used in investing activities during the first two quarters of fiscal 2021 was driven by $48.8 million in capital expenditures, partially offset by net sales and maturities of $6.3 million in marketable securities.
Financing Activities
Net cash used in financing activities during the first two quarters of fiscal 2022 was primarily driven by share repurchases of $74.4 million and tax withholding on vesting of equity awards of $6.6 million, partially offset by proceeds from the issuance of common stock from ESPP of $17.7 million and proceeds from the exercise of stock options of $11.2 million.
Net cash used in financing activities during the first two quarters of fiscal 2021 was primarily driven by share repurchases of $90.1 million, partially offset by proceeds from the exercise of stock options of $21.7 million, proceeds from the issuance of common stock from ESPP of $16.0 million, and proceeds from borrowing of $5.0 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the second quarter of fiscal 2022 we had cash, cash equivalents and marketable securities of $1,284.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $10.2 million at the end of the second quarter of fiscal 2022.
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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the second quarter of fiscal 2022 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $4.5 million at the end of the second quarter of fiscal 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the second quarter of fiscal 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As a result of COVID-19, most of our workforce has been working from home since March 2020. During the second quarter of fiscal 2022 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•Our products are highly technical and may contain defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability and harm to our reputation and business.

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
Further, the COVID-19 pandemic has enhanced, and may further exacerbate, other risks discussed in this “Risk Factors” section, particularly risks associated with demand, market trends, supply chain, relationship building and sales efforts, as well as risks affected by the shift to our workforce largely working from home. We are continuing to monitor the pandemic and intend to continue taking appropriate steps in accordance with the recommendations and requirements of relevant authorities.
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
Our products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products may contain errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. We have, from time to time, identified vulnerabilities in our products. Despite our efforts to detect and remediate actual and potential vulnerabilities in our systems, we cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Any of these errors, defects, or security vulnerabilities may leave us and our products susceptible to exploitation, including by malicious actors. Any errors, defects or security vulnerabilities in our products could result in a loss of revenue, injury to our reputation, loss of customers or increased service and warranty costs, any of which could adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 23% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, and our headcount increased from over 3,700 at the end of the second quarter of fiscal 2021 to over 3,900 employees at the end of the second quarter of fiscal 2022. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
We have not achieved profitability for any year since our inception. We incurred a net loss of $282.1 million for fiscal 2021, and $129.5 million for the first two quarters of fiscal 2022, and we had an accumulated deficit of $1,565.0 million at the end of fiscal 2021 and $1,694.5 million at the end of the second quarter of fiscal 2022. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
•the impact on timing and amount of revenue recognized resulting from the cancellation of unfulfilled orders by our customers;
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
Changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial condition and operating results. We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Given proposed tax legislation and other global tax developments, we continue to evaluate our corporate structure and intercompany relationships. Future changes to U.S. and global tax laws may adversely impact our effective tax rate.
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
If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, products, communications or data is compromised, limited, or fails, our business could experience a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, a loss of customers, significant fines, penalties and liabilities, or breach or triggering of data protection laws, privacy policies or other obligations.
In the ordinary course of our business, we collect, store, transit and otherwise process proprietary, confidential and sensitive data, including by using our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store their data. The security of our own networks and the intrusion protection features of our products are both critical to our operations and business strategy.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. The threats to information systems and information may include: traditional computer “hackers,” social engineering schemes (for example, attempts to induce fraudulent invoice payments or divert money to us), software bugs, malicious code (such as viruses and worms), personnel misconduct or error, faulty password management, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, as well as attacks from nation-state and nation-state supported actors. We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware and other similar issues. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business.
We devote significant resources to network security, authentication technologies, data encryption and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the materially adverse impacts that may arise from a security incident. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks and systems or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen.
Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions. The risk that these types of events could seriously harm our business is likely to increase as we expand our network of channel partners, resellers and authorized service providers and operate in more countries. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. If any of these types of security breaches were to occur and we were unable to protect our products, systems and data, or if we were perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our products could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information.
Moreover, applicable data protection laws, contracts, policies and other data protection obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and credit reporting agencies. Such disclosures are costly and the disclosures or the failure to comply with such requirements could lead to material adverse impacts such as negative publicity, loss of customer confidence in our services our security measures, investigations and private or government claims. Security incidents that impact our information technology systems could also result in breaches of our contracts (some of which may not have liability limitations and/or require us to indemnify affected parties) and could lead to litigation with customers, partners or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business and adversely affect our reputation or otherwise adversely affect our business.

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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $28.90, through September 1, 2021. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the second quarter of fiscal 2022 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
May 3 - May 30	$—	—	$170,008
May 31 - June 27	$19.19	1,043	$150,001
June 28 - August 1	$19.15	1,270	$125,681
(1) In February 2021, our board of directors authorized additional share repurchases of up to $200.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the second quarter of fiscal 2022 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
May 3 - May 30	$—	—	$—
May 31 - June 27	$18.91	80	$1,514
June 28 - August 1	$—	—	$—

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

PURE STORAGE, INC.

Date:	September 8, 2021	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 8, 2021	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial and Accounting Officer)