Form 10-Q
period 2021-10-31
Pure Storage, Inc.
filed 2021-12-07
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR
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

As of December 1, 2021, the registrant had 289,947,104 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended October 31, 2021

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the success of the Portworx acquisition and technology, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related restrictions and its impact on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2021	Third Quarter of Fiscal 2022

ASSETS
Current assets:
Cash and cash equivalents	$337,147	$404,692
Marketable securities	916,388	958,180
Accounts receivable, net of allowance of $1,033 and $965	460,879	354,179
Inventory	46,733	44,036
Deferred commissions, current	57,183	63,422
Prepaid expenses and other current assets	89,836	102,117
Total current assets	1,908,166	1,926,626
Property and equipment, net	163,041	193,141
Operating lease right-of-use assets	134,668	115,731
Deferred commissions, non-current	130,741	144,898
Intangible assets, net	76,648	66,992
Goodwill	358,736	358,736
Restricted cash	10,544	10,544
Other assets, non-current	36,896	39,088
Total assets	$2,819,440	$2,855,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,530	$48,708
Accrued compensation and benefits	160,817	122,969
Accrued expenses and other liabilities	61,754	73,884
Operating lease liabilities, current	32,231	35,061
Deferred revenue, current	438,321	499,176
Total current liabilities	760,653	779,798
Long-term debt	755,814	778,366
Operating lease liabilities, non-current	120,361	99,031
Deferred revenue, non-current	405,376	450,574
Other liabilities, non-current	27,230	23,563
Total liabilities	2,069,434	2,131,332
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 278,363 and 290,081 Class A shares issued and outstanding	28	29
Additional paid-in capital	2,307,580	2,447,916
Accumulated other comprehensive income (loss)	7,410	(307)
Accumulated deficit	(1,565,012)	(1,723,214)
Total stockholders’ equity	750,006	724,424
Total liabilities and stockholders’ equity	$2,819,440	$2,855,756

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022

Revenue:
Product	$274,470	$374,913	$793,718	$949,736
Subscription services	136,149	187,827	387,743	522,542
Total revenue	410,619	562,740	1,181,461	1,472,278
Cost of revenue:
Product	86,661	129,721	240,677	309,935
Subscription services	47,442	58,227	132,717	165,658
Total cost of revenue	134,103	187,948	373,394	475,593
Gross profit	276,516	374,792	808,067	996,685
Operating expenses:
Research and development	122,981	147,808	350,079	419,296
Sales and marketing	172,282	193,172	517,149	567,054
General and administrative	46,467	51,890	132,063	138,500
Restructuring and other	—	—	22,990	—
Total operating expenses	341,730	392,870	1,022,281	1,124,850
Loss from operations	(65,214)	(18,078)	(214,214)	(128,165)
Other income (expense), net	(4,887)	(7,953)	(6,700)	(20,090)
Loss before provision for income taxes	(70,101)	(26,031)	(220,914)	(148,255)
Provision for income taxes	4,121	2,700	8,869	9,947
Net loss	$(74,222)	$(28,731)	$(229,783)	$(158,202)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.10)	$(0.87)	$(0.56)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	269,144	287,462	265,626	283,918

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022

Net loss	$(74,222)	$(28,731)	$(229,783)	$(158,202)
Other comprehensive income (loss):
Unrealized net (losses) gains on available-for-sale securities	(2,869)	(3,710)	4,736	(7,121)
Less: reclassification adjustment for net gains on available-for-sale securities included in net loss	(257)	(78)	(1,126)	(596)
Change in unrealized net (losses) gains on available-for-sale securities	(3,126)	(3,788)	3,610	(7,717)
Comprehensive loss	$(77,348)	$(32,519)	$(226,173)	$(165,919)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Third Quarter of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2021	267,776	$27	$2,172,391	$12,185	$(1,438,497)	$746,106
Issuance of common stock upon exercise of stock options	678	—	4,019	—	—	4,019
Stock-based compensation expense	—	—	59,734	—	—	59,734
Vesting of restricted stock units	2,990	—	—	—	—	—
Tax withholding on vesting of restricted stock	(86)	—	(1,239)	—	—	(1,239)
Forfeiture of restricted stock	(87)	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,129	—	16,418	—	—	16,418
Repurchases of common stock	(1,360)	—	(21,411)	—	—	(21,411)
Equity awards assumed in an acquisition	—	—	8,802	—	—	8,802
Other comprehensive loss	—	—	—	(3,126)	—	(3,126)
Net loss	—	—	—	—	(74,222)	(74,222)
Balance at the end of the third quarter of fiscal 2021	272,040	$27	$2,238,714	$9,059	$(1,512,719)	$735,081

	Third Quarter of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2022	284,734	$28	$2,388,418	$3,481	$(1,694,483)	$697,444
Issuance of common stock upon exercise of stock options	2,086	—	22,289	—	—	22,289
Stock-based compensation expense	—	—	76,616	—	—	76,616
Vesting of restricted stock units	3,548	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(81)	—	(2,106)	—	—	(2,106)
Forfeiture of restricted stock	(25)	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,180	—	18,915	—	—	18,915
Repurchases of common stock	(2,361)	—	(56,215)	—	—	(56,215)
Other comprehensive loss	—	—	—	(3,788)	—	(3,788)
Net loss	—	—	—	—	(28,731)	(28,731)
Balance at the end of the third quarter of fiscal 2022	290,081	$29	$2,447,916	$(307)	$(1,723,214)	$724,424

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Three Quarters of Fiscal 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	4,991	1	25,644	—	—	25,645
Stock-based compensation expense	—	—	179,884	—	—	179,884
Vesting of restricted stock units	8,445	1	(1)	—	—	—
Tax withholding on vesting of restricted stock	(305)	—	(4,080)	—	—	(4,080)
Cancellation and forfeiture of restricted stock	(317)	—	—	—	—	—
Common stock issued under employee stock purchase plan	3,714	—	32,439	—	—	32,439
Repurchases of common stock	(8,496)	(1)	(111,553)	—	—	(111,554)
Equity awards assumed in an acquisition	—	—	8,802	—	—	8,802
Other comprehensive income	—	—	—	3,610	—	3,610
Net loss	—	—	—	—	(229,783)	(229,783)
Balance at the end of the third quarter of fiscal 2021	272,040	$27	$2,238,714	$9,059	$(1,512,719)	$735,081

	First Three Quarters of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	3,983	—	33,573	—	—	33,573
Stock-based compensation expense	—	—	209,401	—	—	209,401
Vesting of restricted stock units	9,875	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(386)	—	(8,670)	—	—	(8,670)
Forfeiture of restricted stock	(62)	—	—	—	—	—
Common stock issued under employee stock purchase plan	4,365	—	36,641	—	—	36,641
Repurchases of common stock	(6,057)	—	(130,608)	—	—	(130,608)
Other comprehensive loss	—	—	—	(7,717)	—	(7,717)
Net loss	—	—	—	—	(158,202)	(158,202)
Balance at the end of the third quarter of fiscal 2022	290,081	$29	$2,447,916	$(307)	$(1,723,214)	$724,424

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Three Quarters of Fiscal
	2021	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(229,783)	$(158,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,811	59,605
Amortization of debt discount and debt issuance costs	21,525	23,011
Stock-based compensation expense	179,755	207,763
Impairment of long-lived assets	7,505	471
Other	4,111	8,576
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	83,220	106,788
Inventory	(4,724)	38
Deferred commissions	(12,885)	(20,395)
Prepaid expenses and other assets	(37,606)	(12,283)
Operating lease right-of-use assets	21,434	22,061
Accounts payable	8,566	(14,256)
Accrued compensation and other liabilities	(9,737)	(35,251)
Operating lease liabilities	(20,444)	(22,094)
Deferred revenue	57,860	106,054
Net cash provided by operating activities	118,608	271,886
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(73,643)	(81,217)
Acquisition, net of cash acquired	(339,806)	—
Purchases of marketable securities	(454,391)	(502,438)
Sales of marketable securities	132,207	146,934
Maturities of marketable securities	324,780	303,158
Other	(5,000)	(600)
Net cash used in investing activities	(415,853)	(134,163)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	25,677	33,743
Proceeds from issuance of common stock under employee stock purchase plan	32,439	36,641
Proceeds from borrowings, net of issuance costs	251,892	—
Repayments of borrowing	—	(870)
Principal payments on finance lease obligations	—	(414)
Tax withholding on vesting of equity awards	(4,080)	(8,670)
Repurchases of common stock	(111,554)	(130,608)
Net cash provided by (used in) financing activities	194,374	(70,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	(102,871)	67,545
Cash, cash equivalents and restricted cash, beginning of period	377,922	347,691
Cash, cash equivalents and restricted cash, end of period	$275,051	$415,236

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$263,702	$404,692
Restricted cash	11,349	10,544
Cash, cash equivalents and restricted cash, end of period	$275,051	$415,236
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,062	$3,932
Cash paid for income taxes	$8,911	$10,051
Cash paid for amounts included in the measurement of operating lease liabilities	$27,336	$27,379
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$10,644	$6,413
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$53,289	$3,594
Fair value of equity awards assumed in an acquisition	$8,802	$—

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
In September 2019, we adopted a 52/53 week fiscal year consisting of four 13-week quarters ending on the first Sunday after January 30, which for fiscal 2021 was January 31, 2021 and for fiscal 2022 will be February 6, 2022. The third quarter of fiscal 2021 and 2022 ended on November 1, 2020 and October 31, 2021. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There were no material changes in the third quarter of fiscal 2022 to our significant accounting policies as described in our Annual Report on Form 10-K for fiscal 2021.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2021 and the third quarter of fiscal 2022, we had restricted cash of $10.5 million.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the valuation hierarchy at the end of fiscal 2021 and the third quarter of fiscal 2022 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,984	$39,440	$—	$10,544
Level 2
U.S. government treasury notes	339,253	3,241	(1)	342,493	15,340	327,153	—
U.S. government agencies	56,729	516	—	57,245	—	57,245	—
Corporate debt securities	425,115	4,176	(33)	429,258	—	429,258	—
Foreign government bonds	21,486	307	—	21,793	—	21,793	—
Asset-backed securities	79,924	1,015	—	80,939	—	80,939	—
Total	$922,507	$9,255	$(34)	$981,712	$54,780	$916,388	$10,544

	At the End of the Third Quarter of Fiscal 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$24,339	$13,795	$—	$10,544
Level 2
U.S. government treasury notes	335,607	1,250	(417)	336,440	—	336,440	—
U.S. government agencies	50,147	170	(21)	50,296	—	50,296	—
Corporate debt securities	484,325	1,263	(950)	484,638	—	484,638	—
Foreign government bonds	14,885	112	(6)	14,991	—	14,991	—
Asset-backed securities	69,273	277	(160)	69,390	—	69,390	—
Municipal bonds	2,440	—	(15)	2,425	—	2,425	—
Total	$956,677	$3,072	$(1,569)	$982,519	$13,795	$958,180	$10,544

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Third Quarter of Fiscal 2022
	Amortized Cost	Fair Value
Due within one year	$386,849	$388,804
Due in one to five years	565,898	565,486
Due in five to ten years	3,930	3,890
Total	$956,677	$958,180

Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to changes in credit spreads as a result of market conditions. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit losses in the third quarter and the first three quarters of fiscal 2021 and 2022.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2021 and the third quarter of fiscal 2022, aggregated by investment category (in thousands):

	At the End of Fiscal 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$8,301	$(1)	$—	$—	$8,301	$(1)
Corporate debt securities	32,996	(33)	—	—	32,996	(33)
Total	$41,297	$(34)	$—	$—	$41,297	$(34)

	At the End of the Third Quarter of Fiscal 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$206,574	$(417)	$—	$—	$206,574	$(417)
U.S. government agencies	14,559	(21)	—	—	14,559	(21)
Corporate debt securities	271,555	(950)	—	—	271,555	(950)
Foreign government bonds	1,823	(6)	—	—	1,823	(6)
Asset-backed securities	26,718	(160)	—	—	26,718	(160)
Municipal bonds	2,425	(15)	—	—	2,425	(15)
Total	$523,654	$(1,569)	$—	$—	$523,654	$(1,569)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value Measurements of Other Financial Instruments
We measure the fair value of our convertible senior notes (the Notes) on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at the end of the third quarter of fiscal 2022 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes at the end of the third quarter of fiscal 2022.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2021	Third Quarter of Fiscal 2022
Raw materials	$4,991	$10,609
Finished goods	41,742	33,427
Inventory	$46,733	$44,036
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2021	Third Quarter of Fiscal 2022
Test equipment	$238,069	$265,005
Computer equipment and software	184,518	210,503
Furniture and fixtures	8,484	8,534
Leasehold improvements	44,444	46,536
Total property and equipment	475,515	530,578
Less: accumulated depreciation and amortization	(312,474)	(337,437)
Property and equipment, net	$163,041	$193,141

Depreciation and amortization expense related to property and equipment was $14.9 million and $17.5 million for the third quarter of fiscal 2021 and 2022, and $41.1 million and $47.2 million for the first three quarters of fiscal 2021 and 2022. The amount of internal-use software development costs capitalized and related amortization expense during the third quarter and first three quarters of fiscal 2021 and 2022 were not material.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2021			Third Quarter of Fiscal 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(11,722)	$7,403	$19,125	$(13,232)	$5,893
Developed technology	77,373	(17,499)	59,874	80,166	(26,841)	53,325
Customer relationships	6,459	(308)	6,151	6,459	(1,000)	5,459
Trade name	3,623	(403)	3,220	3,623	(1,308)	2,315
Intangible assets, net	$106,580	$(29,932)	$76,648	$109,373	$(42,381)	$66,992

 Intangible assets amortization expense was $3.3 million and $4.0 million for the third quarter of fiscal 2021 and 2022, and $8.7 million and $12.4 million for the first three quarters of fiscal 2021 and 2022. At the end of the third quarter of fiscal 2022, the weighted-average remaining amortization period was 2.2 years for technology patents, 4.2 years for developed technology, 5.9 years for customer relationships, and 1.9 years for trade name. We recorded amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the third quarter of fiscal 2022, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2022	$4,061
2023	16,244
2024	15,841
2025	15,036
2026	12,483
Thereafter	3,327
Total	$66,992
Goodwill
As of the end of fiscal 2021 and the third quarter of fiscal 2022, goodwill was $358.7 million. There were no impairments to goodwill during the third quarter and first three quarters of fiscal 2021 and 2022.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2021	Third Quarter of Fiscal 2022
Taxes payable	$4,097	$2,339
Accrued marketing	15,638	10,072
Accrued travel and entertainment expenses	866	1,609
Acquisition consideration	9,600	3,465
Contract liabilities from contracts with customers	—	18,802
Other accrued liabilities	31,553	37,597
Total accrued expenses and other liabilities	$61,754	$73,884

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Beginning balance	$144,687	$195,965	$139,204	$187,924
Additions	36,234	49,822	96,530	121,802
Recognition of deferred commissions	(28,832)	(37,467)	(83,645)	(101,406)
Ending balance	$152,089	$208,320	$152,089	$208,320
Of the $208.3 million total deferred commissions balance at the end of the third quarter of fiscal 2022, we expect to recognize approximately 30% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the third quarter and first three quarters of fiscal 2021 and 2022.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Beginning balance	$724,751	$909,814	$697,288	$843,697
Additions	180,285	208,542	467,454	611,006
Recognition of deferred revenue	(142,272)	(168,606)	(401,978)	(504,953)
Ending balance	$762,764	$949,750	$762,764	$949,750
Revenue recognized during the third quarter of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $121.9 million and $163.2 million. Revenue recognized during the first three quarters of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $285.0 million and $356.2 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $1.25 billion at the end of the third quarter of fiscal 2022. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Of the $1.25 billion contracted but not recognized revenue at the end of the third quarter of fiscal 2022, we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter.

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
The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2021	Third Quarter of Fiscal 2022
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(64,515)	(43,486)
Less: debt issuance costs, net of amortization	(4,671)	(3,148)
Net carrying amount of the Notes	$505,814	$528,366

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265
The total estimated fair value of the Notes at the end of the third quarter of fiscal 2022 was $686.5 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $26.86 on the last day of the third quarter of fiscal 2022, the if-converted value of the Notes of $587.8 million was greater than its principal amount. At the end of the third quarter of fiscal 2022, the remaining term of the Notes is approximately 17 months.
The following table sets forth total interest expense recognized related to the Notes for the third quarter and first three quarters of fiscal 2021 and 2022 (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Amortization of debt discount	$6,799	$7,184	$19,970	$21,029
Amortization of debt issuance costs	491	520	1,445	1,523
Total amortization of debt discount and debt issuance costs	7,290	7,704	21,415	22,552
Contractual interest expense	181	181	539	537
Total interest expense related to the Notes	$7,471	$7,885	$21,954	$23,089

Effective interest rate of the liability component	5.6%	5.6%	5.6%	5.6%

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
In September 2020, we drew down $250.0 million under the Credit Facility which remained outstanding at the end of the third quarter of fiscal 2022. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.65% and 1.59% resulting in interest expense of $0.3 million and $1.0 million during the third quarter of fiscal 2021 and 2022 and 1.60% resulting in interest expense of $3.0 million during the first three quarters of fiscal 2022.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2022.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2021 and the third quarter of fiscal 2022, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our condensed consolidated balance sheet at the end of the third quarter of fiscal 2022.
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
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. The components of lease costs related to our operating leases during the periods presented were as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Fixed operating lease cost	$9,494	$9,652	$27,775	$28,717
Variable lease cost (1)	2,455	2,851	7,397	6,499
Short-term lease cost (12 months or less)	1,502	851	4,568	2,984
Total lease cost	$13,451	$13,354	$39,740	$38,200
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
At the end of the third quarter of fiscal 2022, the weighted-average remaining lease term for our operating leases was 4.7 years and the weighted-average discount rate for our operating leases was 5.75%. Future lease payments under our non-cancelable operating leases at the end of the third quarter of fiscal 2022 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
The remainder of 2022	$13,125
2023	38,213
2024	32,616
2025	27,859
2026	19,322
Thereafter	24,371
Total future lease payments	155,506
Less: imputed interest	(21,414)
Present value of lease liabilities	$134,092
Note 9. Restructuring and Other
During the first three quarters of fiscal 2021, we ceased use of certain leased facilities. The unamortized costs of $7.5 million relating to operating lease right-of-use assets and leasehold improvements for these leases were expensed.
During the first three quarters of fiscal 2021, we effected workforce realignment plans to streamline our operations and recognized $6.6 million of restructuring costs related to involuntary termination benefit costs. The restructuring charges are included in restructuring and other expenses in our condensed consolidated statement of operations.
During the first three quarters of fiscal 2021, we incurred incremental costs of $9.8 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021, estimated non-recoverable costs for internal events that could not be held, and hazard related premiums to support manufacturing operations. Of these costs, $8.9 million is included in restructuring and other expenses and $0.9 million is included in cost of revenue in our condensed consolidated statements of operations for the first three quarters of fiscal 2021.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the third quarter of fiscal 2022, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the third quarter of fiscal 2022, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the third quarter of fiscal 2022, 290,081,069 shares of Class A common stock were issued and outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase Program
In February 2021, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock. During the third quarter of fiscal 2022, we repurchased and retired 2,361,318 shares of common stock at an average purchase price of $23.79 per share for an aggregate repurchase price of $56.2 million. During the first three quarters of fiscal 2022, we repurchased and retired 6,057,084 shares of common stock at an average purchase price of $21.54 per share for an aggregate repurchase price of $130.5 million. At the end of the third quarter of fiscal 2022, $69.5 million remained available for future share repurchases under our current repurchase authorization.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During the first quarter of fiscal 2021, there was an ESPP reset that resulted in a modification charge of $23.8 million, which is being recognized over an offering period ending March 15, 2022. There was no ESPP reset during the first three quarters of fiscal 2022.
Stock-based compensation expense related to our 2015 ESPP was $6.8 million and $8.9 million during the third quarter of fiscal 2021 and 2022, and $18.8 million and $25.3 million during the first three quarters of fiscal 2021 and 2022. At the end of the third quarter of fiscal 2022, total unrecognized stock-based compensation cost related to our 2015 ESPP was $21.0 million, which is expected to be recognized over a weighted-average period of 0.8 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2021	18,558,974	$9.60	4.3	$251,503
Options exercised	(3,983,273)	8.42
Options forfeited	(286,550)	11.24
Balance at the end of the third quarter of fiscal 2022	14,289,151	$9.90	3.6	$242,811
Vested and exercisable at the end of the third quarter of fiscal 2022	13,250,654	$10.32	3.4	$219,225

The aggregate intrinsic value of options vested and exercisable at the end of the third quarter of fiscal 2022 is calculated based on the difference between the exercise price and the closing price of $26.86 of our common stock on the last day of the third quarter of fiscal 2022.
Stock-based compensation expense recognized related to stock options was $1.6 million and $1.7 million during the third quarter of fiscal 2021 and 2022, and $5.7 million and $6.0 million during the first three quarters of fiscal 2021 and 2022.
At the end of the third quarter of fiscal 2022, total unrecognized employee stock-based compensation cost related to outstanding options was $9.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.
RSUs
A summary of the RSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2021	30,830,082	$15.77	$712,657
Granted	14,808,923	22.11
Vested	(9,875,551)	16.77
Forfeited	(4,845,679)	16.25
Unvested balance at the end of the third quarter of fiscal 2022	30,917,775	$18.36	$830,451
RSUs granted during the third quarter and first three quarters of fiscal 2022 include 263,995 and 1,500,000 shares of performance RSUs, at a target percentage of 100%, with both performance and service vesting conditions payable in common stock, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled.
Stock-based compensation expense recognized related to RSUs was $50.4 million and $65.0 million during the third quarter of fiscal 2021 and 2022, and $147.4 million and $174.9 million during the first three quarters of fiscal 2021 and 2022. At the end of the third quarter of fiscal 2022, total unrecognized employee stock-based compensation cost related to unvested RSUs was $521.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2021	557,836	$19.06	$12,903
Vested	(385,711)	18.60
Forfeited	(62,172)	20.22
Unvested balance at the end of the third quarter of fiscal 2022	109,953	$20.04	$2,953

All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. Stock-based compensation expense recognized related to restricted stock was $0.8 million and $0.4 million during the third quarter of fiscal 2021 and 2022, and $7.9 million and $1.6 million during the first three quarters of fiscal 2021 and 2022. At the end of the third quarter of fiscal 2022, total unrecognized employee compensation cost related to unvested restricted stock was $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Cost of revenue—product	$1,027	$1,634	$3,013	$4,547
Cost of revenue—subscription services	3,883	5,555	10,961	15,098
Research and development	29,220	36,797	87,770	102,343
Sales and marketing	14,898	19,151	48,018	54,317
General and administrative	10,581	12,863	29,993	31,458
Total stock-based compensation expense	$59,609	$76,000	$179,755	$207,763
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Net loss	$(74,222)	$(28,731)	$(229,783)	$(158,202)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	269,144	287,462	265,626	283,918
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.10)	$(0.87)	$(0.56)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Stock options to purchase common stock	22,687	15,194	23,884	16,623
Unvested restricted stock units	32,802	32,937	31,743	33,541
Unvested restricted stock	964	176	1,301	319
Shares related to convertible senior notes	21,884	21,884	21,884	21,884
Shares issuable pursuant to the ESPP	1,080	1,121	1,080	1,121
Total	79,417	71,312	79,892	73,488

Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Interest income(1)	$3,728	$2,082	$14,383	$7,186
Interest expense(2)	(7,989)	(9,103)	(22,573)	(26,767)
Foreign currency transactions gains (losses)	(699)	(1,729)	(277)	(2,927)
Other income	73	797	1,767	2,418
Total other income (expense), net	$(4,887)	$(7,953)	$(6,700)	$(20,090)
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
At the end of the third quarter of fiscal 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2021.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022

United States	$302,091	$408,732	$847,916	$1,057,015
Rest of the world	108,528	154,008	333,545	415,263
Total revenue	$410,619	$562,740	$1,181,461	$1,472,278

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2021	Third Quarter of Fiscal 2022

United States	$152,859	$185,282
Rest of the world	10,182	7,859
Total long-lived assets	$163,041	$193,141

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
Our Modern Data Experience vision begins with our portfolio of products and subscription services that is transforming and modernizing storage operations for our customers. Our Modern Data Experience vision extends to an innovative and highly-integrated data platform of products and subscription services, consisting of Cloud Data Infrastructure (integrated all-flash hardware and software appliances which run in on-premise data centers), Cloud Data Applications (software and container data applications and services, which run natively in major public cloud infrastructures), and Cloud Data Management (software hosted data management services to manage our entire platform). The Modern Data Experience is based on four key pillars: Fast Matters, Cloud Everywhere, Simple is Smart, and Subscription to Innovation.
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
During the third quarter of fiscal 2022, our operating margin benefited, in part from reduced travel, limited physical marketing events, and slower hiring while navigating the various challenges that arise from the existing COVID-19 environment. Other impacts associated with the COVID-19 environment included higher supply chain constraints and related costs.
Key Business Metric
Subscription Annual Recurring Revenue (ARR)
We have introduced a new business metric, Subscription ARR as a measure of our revenue trend and indicator of our future revenue opportunity from existing recurring customer contracts. Subscription ARR is a management operational performance metric that should be viewed independently of revenue, deferred revenue and remaining performance obligations and is not intended as a substitute for any of these items.
Subscription ARR is calculated as the total annualized contract value of all active customer subscription agreements, including our Evergreen Storage subscription contracts, at the end of the fiscal quarter, plus on-demand revenue during the current fiscal quarter ended multiplied by four. Contract values are established prior to any adjustments made in accordance with ASC 606.
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands):

	At the End of		Year-over-Year Growth
	Third Quarter of Fiscal 2021	Third Quarter of Fiscal 2022	%
Subscription annual recurring revenue	$608,651	$788,330	30%
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Product revenue	$274,470	$374,913	$100,443	37%	$793,718	$949,736	$156,018	20%
Subscription services revenue	136,149	187,827	51,678	38%	387,743	522,542	134,799	35%
Total revenue	$410,619	$562,740	$152,121	37%	$1,181,461	$1,472,278	$290,817	25%
Total revenue accelerated during the third quarter of fiscal 2022 driven from both enterprise and commercial customers across our entire product and solutions portfolio and key geographies. Total revenue increased by $152.1 million, or 37%, during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and increased by $290.8 million, or 25%, during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021.
The increase in subscription services revenue during these periods was largely driven by increases in sales of both our Evergreen Storage subscription services, and our unified subscription that includes Pure as-a-Service and Cloud Block Store. The increase in product revenue during these periods was driven by increased sales from our entire portfolio of FlashArray and FlashBlade products, including sales of FlashArray//C to a large hyperscaler customer, and repeat sales to existing customers.
During the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, total revenue in the United States grew 35% from $302.1 million to $408.7 million and total rest of the world revenue grew 42% from $108.5 million to $154.0 million. During the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021, total revenue in the United States grew 25% from $847.9 million to $1.06 billion and total rest of the world revenue grew 24% from $333.5 million to $415.3 million. For further details on revenue by geography, see Note 15 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.

Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2021	2022	2021	2022
Beginning balance	$724,751	$909,814	$697,288	$843,697
Additions	180,285	208,542	467,454	611,006
Recognition of deferred revenue	(142,272)	(168,606)	(401,978)	(504,953)
Ending balance	$762,764	$949,750	$762,764	$949,750
Revenue recognized during the third quarter of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $121.9 million and $163.2 million. Revenue recognized during the first three quarters of fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $285.0 million and $356.2 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1.25 billion at the end of the third quarter. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors and have increased sequentially. Of the $1.25 billion contracted but not recognized revenue at the end of the third quarter of fiscal 2022, we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$85,634	$128,087	$42,453	50%	$237,664	$305,388	$67,724	28%
Stock-based compensation	1,027	1,634	607	59%	3,013	4,547	1,534	51%
Total product cost of revenue	$86,661	$129,721	$43,060	50%	$240,677	$309,935	$69,258	29%
% of Product revenue	32%	35%			30%	33%

Subscription services cost of revenue	$43,559	$52,672	$9,113	21%	$121,756	$150,560	$28,804	24%
Stock-based compensation	3,883	5,555	1,672	43%	10,961	15,098	4,137	38%
Total subscription services cost of revenue	$47,442	$58,227	$10,785	23%	$132,717	$165,658	$32,941	25%
% of Subscription services revenue	35%	31%			34%	32%

Total cost of revenue	$134,103	$187,948	$53,845	40%	$373,394	$475,593	$102,199	27%
% of Total revenue	33%	33%			32%	32%

Product gross margin	68%	65%			70%	67%
Subscription services gross margin	65%	69%			66%	68%
Total gross margin	67%	67%			68%	68%

Cost of revenue increased by $53.8 million, or 40%, during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, and increased by $102.2 million, or 27% during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021. The increase in product cost of revenue during these periods was primarily attributable to higher component costs due to supply chain shortages, and an increase in the amortization of acquired intangible assets. The increase in subscription services cost of revenue during these periods was primarily attributable to higher costs in our customer support organization.
The decline in product gross margin during the third quarter and first three quarters of fiscal 2022 was primarily driven by the sale of FlashArray//C to a large hyperscaler customer, and to a lesser extent higher component costs due to supply chain constraints. The decline in product gross margin during the first three quarters of fiscal 2022 was also attributable to increased sales of FlashArray//C and FlashBlade products which generally have a modestly lower gross margin compared to our FlashArray products.
The increase in subscription services gross margin during the third quarter and first three quarters of fiscal 2022 was driven by increased sales of unified subscription services, Pure as-a-Service and Cloud Block Store, higher renewals in Evergreen Storage subscriptions, and increasing economies of scale.

Operating Expenses
Research and Development

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Research and development	$93,761	$111,011	$17,250	18%	$262,309	$316,953	$54,644	21%
Stock-based compensation	29,220	36,797	7,577	26%	87,770	102,343	14,573	17%
Total expenses	$122,981	$147,808	$24,827	20%	$350,079	$419,296	$69,217	20%
% of Total revenue	30%	26%			30%	28%

Research and development expense increased by $24.8 million, or 20%, during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, as we continue to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $18.8 million increase in employee compensation and related costs, which included a $7.6 million increase in stock-based compensation expense, a $2.1 million increase in outside services expenses, and a $2.3 million increase in depreciation expense from property and equipment due, in part, to revising our estimated useful lives of test equipment, and certain computer equipment and software during the first quarter of fiscal 2021.
Research and development expense increased by $69.2 million, or 20%, during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021, primarily due to a $50.0 million increase in employee compensation and related costs, which included a $14.6 million increase in stock-based compensation expense, a $9.3 million increase in outside services expense, a $6.8 million increase in depreciation expense from property and equipment due, in part, to revising our estimated useful lives of test equipment and certain computer equipment and software during the first quarter of fiscal 2021, and a $1.6 million increase in office and facilities-related expenses.

Sales and Marketing

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Sales and marketing	$157,384	$174,021	$16,637	11%	$469,131	$512,737	$43,606	9%
Stock-based compensation	14,898	19,151	4,253	29%	48,018	54,317	6,299	13%
Total expenses	$172,282	$193,172	$20,890	12%	$517,149	$567,054	$49,905	10%
% of Total revenue	42%	34%			44%	39%

Sales and marketing expense increased by $20.9 million, or 12%, during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, primarily due to a $15.6 million increase in employee compensation and related costs, which included a $9.5 million increase in sales commission expense, as we continue to invest in certain areas within sales and marketing, a $3.4 million increase in marketing and travel spend due to the continued gradual reduction in COVID-19 restrictions, and a $1.1 million increase in outside services expense.
Sales and marketing expense increased by $49.9 million, or 10%, during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021, primarily due to a $43.2 million increase in employee compensation and related costs, which included a $15.4 million increase in sales commission expense, as we continue to invest in certain areas within sales and marketing, and a $7.2 million increase in marketing and travel spend due to the continued gradual reduction in COVID-19 restrictions, partially offset by a $2.8 million decrease in outside services expense.
The decrease in sales and marketing expense as a percentage of total revenue during the third quarter and the first three quarters of fiscal 2022 compared to the corresponding periods of fiscal 2021 was due to improved sales efficiencies and execution along with the effects of the COVID-19 environment.
General and Administrative

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
General and administrative	$35,886	$39,027	$3,141	9%	$102,070	$107,042	$4,972	5%
Stock-based compensation	10,581	12,863	2,282	22%	29,993	31,458	1,465	5%
Total expenses	$46,467	$51,890	$5,423	12%	$132,063	$138,500	$6,437	5%
% of Total revenue	11%	9%			11%	9%

General and administrative expense increased by $5.4 million, or 12%, during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 primarily due to an increase in employee compensation and related costs driven by increased headcount.
General and administrative expense increased by $6.4 million, or 5% during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021 primarily due to an increase in employee compensation and related costs driven by increased headcount, partially offset by a decrease in office and facilities-related expenses.

Restructuring and Other

	Third Quarter of Fiscal		Change	First Three Quarters of Fiscal		Change
	2021	2022	$	2021	2022	$
(dollars in thousands, unaudited)
Restructuring and other	$—	$—	$—	$22,990	$—	$(22,990)
% of Total revenue	—%	—%		2%	—%

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

Other Income (Expense), Net

	Third Quarter of Fiscal		Change	First Three Quarters of Fiscal		Change
	2021	2022	$	2021	2022	$
(dollars in thousands, unaudited)
Other income (expense), net	$(4,887)	$(7,953)	$(3,066)	$(6,700)	$(20,090)	$(13,390)
% of Total revenue	(1)%	(1)%		(1)%	(1)%

Other income (expense), net decreased by $3.1 million during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and decreased by $13.4 million during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021, primarily due to an increase in net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies, a decrease in interest income resulting from lower interest rate environment, and higher interest expense due to borrowings under our revolving line of credit.
Provision for Income Taxes

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2021	2022	$	%	2021	2022	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$4,121	$2,700	$(1,421)	(34)%	$8,869	$9,947	$1,078	12%
% of Total revenue	1%	—%			1%	1%

Changes in provision for income taxes during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021 were attributable to foreign income taxes.

Liquidity and Capital Resources
At the end of the third quarter of fiscal 2022, we had cash, cash equivalents and marketable securities of $1.36 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
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
In September 2020, we drew down $250.0 million under the Credit Facility to fund the acquisition of Portworx which remained outstanding at the end of the third quarter of fiscal 2022. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.65% and 1.59% resulting in interest expense of $0.3 million and $1.0 million during the third quarter of fiscal 2021 and 2022 and 1.60% resulting in interest expense of $3.0 million during the first three quarters of fiscal 2022. Assuming interest rates remain relatively constant and no repayment, we expect our quarterly interest expense for the outstanding borrowing under the revolver to be approximately $1.0 million. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2022.
Letters of Credit
At the end of fiscal 2021 and the end of the third quarter of fiscal 2022, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

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
During the third quarter of fiscal 2022, we repurchased and retired 2,361,318 shares of common stock at an average purchase price of $23.79 per share for an aggregate repurchase price of $56.2 million. During the first three quarters of fiscal 2022, we repurchased and retired 6,057,084 shares of common stock at an average purchase price of $21.54 per share for an aggregate repurchase price of $130.5 million. Approximately $69.5 million remained under our share repurchase authorization as of the end of the third quarter of fiscal 2022.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Three Quarters of Fiscal
	2021	2022
Net cash provided by operating activities	$118,608	$271,886
Net cash used in investing activities	$(415,853)	$(134,163)
Net cash provided by (used in) financing activities	$194,374	$(70,178)
Operating Activities
Net cash provided by operating activities during the first three quarters of fiscal 2021 and 2022 was primarily driven by cash collections from sales of our product and subscription services and improving operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. Net cash provided by operating activities increased year-over-year primarily due to increased sales of our product and subscription services and improved timing of cash collections, partially offset by the timing of vendor payments and full payment of the deferred employer portion of social security payroll tax under the CARES Act during fiscal 2022.
Investing Activities
Net cash used in investing activities during the first three quarters of fiscal 2022 was driven by $81.2 million in capital expenditures and net purchases of $52.9 million in marketable securities.
Net cash used in investing activities during the first three quarters of fiscal 2021 was driven by net cash of $339.8 million paid for our acquisition of Portworx and $73.6 million in capital expenditures.
Financing Activities
Net cash used in financing activities during the first three quarters of fiscal 2022 was primarily driven by share repurchases of $130.6 million and tax withholding on vesting of equity awards of $8.7 million, partially offset by proceeds from the issuance of common stock from ESPP of $36.6 million and proceeds from the exercise of stock options of $33.7 million.
Net cash provided by financing activities during the first three quarters of fiscal 2021 was primarily driven by net proceeds of $251.9 million from borrowings, primarily from our revolving line of credit, proceeds from the issuance of common stock from ESPP of $32.4 million and proceeds from the exercise of stock options of $25.7 million, partially offset by share repurchases of $111.6 million and tax withholding on vesting of equity awards of $4.1 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the third quarter of fiscal 2022 we had cash, cash equivalents and marketable securities of $1.36 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $10.5 million at the end of the third quarter of fiscal 2022.
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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the third quarter of fiscal 2022 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $2.8 million at the end of the third quarter of fiscal 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the third quarter of fiscal 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2022 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, many of which are beyond our control. Some of the principal risks associated with our business include the following:

•Our business, operating results, cash flows and financial condition have been and may continue to be materially adversely affected by the COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic.

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

Risks Related to Our Business and Industry
Our business, operating results, cash flows and financial condition have been and may continue to be materially adversely affected by the COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, the impacts of which will depend on ongoing and future developments, which are highly uncertain and difficult to predict.
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
The extent and continued impact of the COVID-19 pandemic on our business and operational and financial performance depends on many factors, including the duration and spread of the outbreak; the availability and effectiveness of vaccines; government responses to, restrictions and regulations related to the pandemic; impact on our customers and our sales efforts and cycles; impact on our customer, industry or employee events; impact of supply chain constraints, component quality and inflation, and effect on our partners, vendors and suppliers, much of which is uncertain and outside of our control. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services, including due to budget constraints and other uncertainties; our ability to gain new customers; our employee productivity; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure.
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
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to supply chain constraints, component quality and inflationary pressure. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue, reduced product margins or loss of sales opportunities altogether. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.

Risks Related to Our Operating Results or Financial Condition
We have experienced growth in prior periods, and we may not be able to sustain future growth effectively or at all.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 37% for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, and our headcount increased from over 3,850 at the end of the third quarter of fiscal 2021 to over 4,000 employees at the end of the third quarter of fiscal 2022. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
We have not achieved profitability for any year since our inception. We incurred a net loss of $282.1 million for fiscal 2021, and $158.2 million for the first three quarters of fiscal 2022, and we had an accumulated deficit of $1.57 billion at the end of fiscal 2021 and $1.72 billion at the end of the third quarter of fiscal 2022. Our operating expenses largely are based on anticipated revenue, and a high percentage of our expenses are, and will continue to be, fixed in the short term. If we fail to adequately increase revenue and manage costs, we may not achieve or maintain profitability in the future. As a result, our business could be harmed, and our operating results could suffer.
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
Our ability to increase our revenue depends on our ability to attract, motivate, and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we may need a significant amount of time to train new employees before they are effective and efficient in performing their jobs. Further, the COVID-19 pandemic has introduced new challenges regarding workforce planning, employee expectations regarding the ability to work from home or remotely and maintaining employee productivity, as well as higher employee turnover and slower hiring rates. If we are unable to adequately address these challenges, our ability to recruit and retain employees and to ensure employee productivity could be negatively affected. From time to time, there may be changes in our management team, which could create short term uncertainty. All of our employees, including members of our management team and executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management or if they are unable to work effectively or at all due to the COVID-19 pandemic, our business and operating results could suffer.

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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $32.08, through December 1, 2021. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the third quarter of fiscal 2022 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
August 2 - August 29	$20.16	872	$108,089
August 30 - September 26	$—	—	$108,089
September 27 - October 31	$25.91	1,489	$69,513
(1) In February 2021, our board of directors authorized additional share repurchases of up to $200.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the third quarter of fiscal 2022 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
August 2 - August 29	$—	—	$—
August 30 - September 26	$26.27	81	$2,106
September 27 - October 31	$—	—	$—

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

PURE STORAGE, INC.

Date:	December 7, 2021	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 7, 2021	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial and Accounting Officer)