Form 10-K
period 2022-02-06
Pure Storage, Inc.
filed 2022-04-07
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 6, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2021, the last business day of the registrant's most recently completed second quarter, was approximately $5.2 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant's Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 29, 2022, the registrant had 298,498,932 shares of Class A common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 6, 2022.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our ability to sustain or manage our growth and profitability, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the success of the Portworx acquisition and technology, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related restrictions and its impact on our business, operating results, cash flows and/or financial condition.
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

PART I
Item 1. Business.

Overview
Data is foundational to our customers’ digital transformation, and we are focused on delivering innovative and disruptive data storage technologies, products and services that enable customers to maximize the value of their data.
We are a global leader in data storage and management with a mission to redefine the storage experience by simplifying how people consume and interact with data. Our vision integrates our foundation of simplicity and reliability with three major market trends that are impacting all organizations large and small: (1) adoption of the cloud operating model everywhere; (2) the increase of modern cloud-native applications; and (3) the shift to modernizing today’s data infrastructure with all-flash.
Our products and subscription services support a wide range of structured and unstructured data, at scale and across any data workloads in hybrid and public cloud environments, and include mission-critical production, test and development, analytics, disaster recovery (DR), and backup and recovery.
Differentiated Technology
Innovation and technology leadership is core to our culture, products and services, and future growth strategies. We have developed highly differentiated technology that is the foundation of our portfolio of products and services and create significant and sustainable competitive advantages.
Flash Software and Hardware Leadership
We pioneered the use of solid-state, All-Flash technology in enterprise storage with a clean-slate approach to building Flash-based systems and have continued to expand our leadership position and technology differentiation across our tightly integrated software and hardware.
Our Purity Software was designed from the ground-up to maximize the benefits of solid-state storage. By focusing on All-Flash, our Purity software is able to deliver superior performance, reliability, cost, density and environmental sustainability efficiencies.
•Performance - Purity optimizes how data is placed and accessed on Flash to dramatically reduce the overheads and inefficiencies introduced by solid state drives (SSDs), allowing us to drive both higher performance and greater predictability.
•Reliability - Purity also makes it possible to optimize the use of Flash in our systems. This translates directly into high reliability and durability as well as longer service lifetimes of our arrays.
•Efficiency - Designed-for-flash algorithms and data structures allow us to deliver significantly higher storage efficiency from Flash than magnetic disk-based software by reducing over-provisioning or wasted Flash that would otherwise be needed. Our Purity software also delivers data reduction (e.g., compression and deduplication) creating significant savings and efficiencies for our customers.
•Environmental Benefits - Our Flash-optimized integrated hardware and software enables our products to deliver the same amount of data storage requiring one tenth the amount of power, space, cooling and e-waste of magnetic disk, and up to one fifth the amount of power and cooling of competitive all-flash systems, and half their space required.
Our Purity software is shared across our products and provides leading enterprise-class data services such as always-on data-reduction, data protection and encryption, as well as a wide range of storage protocols such as block, file and object.
The advantages unlocked by our Purity software are significantly amplified by our integrated DirectFlash hardware technology. With DirectFlash, we build Flash Modules designed to work directly with NAND Flash chips, highly integrated and optimized for our Purity software. This deep integration of hardware and software allows us to deliver even greater performance, reliability and efficiency from mainstream triple-level cell (TLC) flash and capacity-oriented quad-level cell (QLC) flash that delivers unparalleled density.

While QLC can make flash more economical, it requires significantly more sophisticated management, optimization and tuning to use effectively. With DirectFlash, we deliver the performance and density benefits of QLC flash, without compromising on efficiency, reliability or performance consistency. With DirectFlash, we are leading the industry, allowing us to accelerate the transition of disk to flash by replacing low-cost hybrid-flash and disk arrays.
Evergreen Architecture
Our Evergreen architecture means that our products do not become obsolete or require wholesale replacement like traditional systems. Evergreen allows our arrays to be upgraded non-disruptively, allowing our customers to continuously benefit from the latest hardware and software technology, reducing disruptive, costly and unnecessary product replacements. Several key technology elements are required to deliver on our Evergreen promise:
•Future-proof Hardware - We design and build our hardware platforms for higher reliability and longer service lifetimes to provide our customers the maximum benefit of Flash. Our hardware platforms are designed for each component (e.g. storage controllers, flash modules) to be independently replaceable and upgradable, allowing customers to have access to continuous and ever-improving hardware technology without requiring a wholesale replacement.
•Non-Disruptive Upgrades - A critical technology that allows us to keep customer systems continually up-to-date is the ability to upgrade both hardware and software completely non-disruptively. Continuous online improvement, without creating disruption or affecting running production systems, is required for customers to realize the full benefits of Evergreen and are a critical underpinning of delivering a full as-a-Service experience.
•Telemetry and Pure1 - Continuous telemetry collection coupled with intelligent analytics supported by machine learning models allow us to proactively address issues before they occur. This capability delivers both predictive and proactive recommendations, targeted assessments, and workload planning based on knowledge accumulated across our entire fleet. Pure1 allows us to target and focus the most relevant innovation and improvements to our customers, delivered through Evergreen.
Sustainable Technology
Our technology differentiators also deliver significant environmental sustainability benefits. DirectFlash allows us to build the most efficient and densest flash modules which has a direct effect on both cost and power efficiency - by providing more effective storage with less physical equipment, we lower the costs of our systems as well as their environmental footprint.
The environmental benefits of this approach are outlined in our inaugural Environmental, Social and Governance (ESG) report, which shows that our arrays are up to 80% more energy efficient than competitive all-flash products. Additionally, two key environmental benefits of our Evergreen architecture include the reduction of both wasted energy and e-waste through non-disruptive upgrades and increased lifespan of our products. In fact, 97% of our arrays purchased six years ago are still in service. For more information about the ESG benefits of our technology, see our ESG report at https://www.purestorage.com/company/corporate-social-responsibility.html. This website reference is provided for convenience only, and the content on the referenced website is not incorporated by reference into this report.
Products and Subscription Services
Modernizing Infrastructure
We are leading the way to modernize storage infrastructure in our relentless pursuit of delivering the All-Flash Data Center.
•FlashArray is our solution for block-oriented storage, addressing database, application, virtual machine and other traditional workloads. FlashArray was the industry’s first all-flash array and is driving the industry-wide transition from disk to Flash. FlashArray pioneered the approach of software designed from the ground-up for Flash and set the stage for industry leading simplicity, reliability, and rich data services. FlashArray has evolved through seven generations of controllers, a 100x increase in density, and a transition to all-NVMe flash - all delivered to customers non-disruptively through our Evergreen service. FlashArray//XL, our latest addition to the family, sets a new bar of higher performance, scale and capacity for the most demanding workloads.

•FlashArray//C is our all-QLC flash array, delivering the benefits of NVMe flash, performance and consolidation to simplify Tier-2 storage estates. FlashArray//C extends the core technology of FlashArray and DirectFlash technology to incorporate QLC flash to modernize and replace hybrid-flash and Tier-2 disk arrays. The benefits of QLC delivered by FlashArray//C are only achievable through our DirectFlash integrated hardware and software approach, and places us in a unique and differentiated position to accelerate the transition from disk to flash.
•Cloud Block Store provides customers with a consistent block storage experience and flexibility to operate a hybrid cloud model, leveraging both on-premise and public cloud infrastructure. Cloud Block Store is software-delivered, requires no dedicated hardware running in the public cloud or internet colocation data centers, and is designed to be multi-cloud, presently supporting Amazon Web Services and Microsoft Azure. Cloud Block Store is based upon the same Purity software that powers FlashArray in on-premise environments, enabling customers to easily implement hybrid cloud workflows.
•FlashBlade is our solution for unstructured data workloads of all types - from the most demanding modern "big data'' applications such as real-time and log analytics, artificial intelligence (AI), commercial High Performance Computing (HPC) to data protection and recovery. FlashBlade was the industry's first all-flash array optimized for modern unstructured file and object applications, and enables performance at multi-Petabyte scale. FlashBlade is a scale-out system built on hardware and software technology that FlashArray also shares, combining integrated software-defined networking that delivers revolutionary performance and simplicity. FlashBlade's scale, simplicity, and multiple protocols allows customers to consolidate a diverse set of modern workloads while benefiting from cost-effective all-flash performance.
Modernizing Operations
We are committed to helping customers modernize their operations by delivering modern cloud-oriented services, management and automation to customers across their on-premises, private and public cloud environments. These elements form what we call the Cloud Operating Model.
•Our Evergreen Subscription service leverages our Evergreen Storage architecture, allowing us to modernize technology and seamlessly deliver new software and hardware components as customers upgrade and expand their storage needs.
•Evergreen subscription services allows us to modernize our customer’s arrays (hardware and software), delivering improvements in software, flash and CPU technology without disruption or downtime.
•Renewal pricing for our Evergreen subscription services is “Flat and Fair,” which means that our customers do not need to worry that we will increase the price of these valuable services at renewal.
•Evergreen subscription services includes Pure1, our cloud-based management and support offering which allows us to deliver predictive and proactive insights that identify potential issues before they occur and provide intelligent advice on workload, capacity and performance based on machine-learning models.
Our Evergreen subscription services is a key driver of customer satisfaction (reflected in our industry-leading Net Promoter Score).
•Pure as-a-Service is our service offering built on our Evergreen Storage architecture which allows us to deliver the full cloud operating model to customers through service-level-agreements (SLA). Powered by FlashArray, FlashBlade and Cloud Block Store, Pure as-a-Service unifies on-premises and public-cloud storage services in a single storage subscription service that delivers a true hybrid cloud experience. With Pure as-a-Service, customers have flexibility to choose performance and capacity needs as well as where they consume and pay for their storage needs.
•Pure Fusion, anticipated to be generally available in the first half of fiscal 2023, brings the simplicity of the cloud operating model anywhere with on-demand consumption and back-end provisioning, delivering an autonomous storage-as-code management platform. Pure Fusion is delivered through a Software-as-a-Service (SaaS) management plane and enables storage administrators to unify storage arrays and optimize storage pools. Pure Fusion allows administrators to offer storage through customized storage service classes providing storage consumers on-demand API-access to storage services, while automating previously complex tasks, such as storage provisioning, workload placement, workload mobility, and fleet rebalancing.

Modernizing Applications
We are focused on helping customers modernize their applications- whether it is meeting the needs of modern unstructured data applications or supporting container-based cloud-native applications with the most robust and complete Kubernetes data platform.
•Portworx is the market leader in cloud-native Kubernetes data management. As most modern and new software development is shifting to cloud-native architectures, Portworx is the only data management platform that is able to provide robust enterprise-grade container-storage, coupled with data-protection workflows such as Kubernetes backup, DR and migration, and allows customers true portability between on-premise, hybrid cloud and multi-cloud environments.
•Portworx Data Services (PDS), anticipated to be generally available in the first half of fiscal 2023, is the industry’s first Database-as-a-Service Platform for Kubernetes. Modern applications are composed of dozens or even hundreds of microservices, often supported by multiple data services. Managing each of these data services in a dynamic, Kubernetes world is complex and time-consuming. With PDS, DevOps engineers can deploy managed, production-grade data services with the click of a button, on and across private and public clouds. With deployment options from the industry’s broadest catalog of databases for SQL, NoSQL, search, streaming, and more, PDS helps developers get started faster. PDS also fully automates Day-2 operations, including monitoring, backups, high availability, DR, migration, auto-scaling, and security.
Our Product and Services Growth Initiatives
Our growth initiatives are driven by two significant secular trends - continued transition from disk to flash, and the cloud-driven adoption of cloud-native applications and the cloud operating model.
Our multi-faceted cloud business objectives include: (i) to be a leader in enabling cloud-native applications; (ii) enable portability of data services and applications across on-premise and cloud-environments; (iii) deliver the full cloud operating model - on-premises or in and across public clouds; and (iv) lead the transition from disk to flash in the hyperscalers and cloud providers.
Our focus across four growth initiatives described below enables us to participate in a $60B+ fast growing storage and storage as-a-service Total Addressable Market (TAM).
Grow our subscription services business and drive differentiation with as-a-Service and Cloud operating model
We are leading in the storage as-a-service market. We are outperforming the market because we are focused on providing these services through our technology rather than merely creating a financial and professional services construct.
We pioneered the Evergreen upgradable architecture that brings the benefits of the cloud operating model to an on-premises storage purchase. Pure as-a-Service extends the Evergreen architecture and subscription to deliver storage to customers as capacity and performance SLAs in a much more flexible, optimized and efficient manner.
Deliver hybrid cloud architecture and data services for modern applications
We are extending our leadership position in delivering the cloud operating model and enabling cloud-native applications. We are empowering our customers to run and operate storage as-a-service, for both traditional and modern applications. We are committed to delivering a hybrid cloud architecture and advancing in the high-growth space of cloud-native applications. Our Portworx product is the leader in the enterprise container data space, providing customers a secure solution to both their primary container storage needs, as well as their critical data workflows like backup, DR and migration.
Portworx, along with Cloud Block Store, allows us to help customers make their hybrid-cloud real by enabling them to run and deploy both traditional and cloud-native apps on-premise and in-cloud with the same process and operations.

Our announcements in September 2021 of Pure Fusion and PDS extend our promise to deliver a true hybrid cloud architecture to hybrid environments. Pure Fusion extends the cloud operating model by automating the delivery of our storage offerings with a Kubernetes-delivered control plane. PDS creates another first mover advantage as we enable IT departments of our customers to provide and manage sophisticated data services with rapid deployment, scaling, management and self-service onboarding for their line of business users.
Gain market share in the core block All-Flash market through innovative leadership
We aim to take market share and outgrow the competition in the core all-flash block market with a proven “Simplicity at Scale” strategy, our highly differentiated customer experience with our Evergreen construct, and additional enterprise and service provider features and capabilities. Our core technology is also charting the path in the hyperscale and large enterprise environments for mainstream flash adoption which were previously dominated by mechanical disk.
Expand All-Flash into new used cases served by disk today
We continue to drive industry disruption by further expanding flash into historical disk use cases, leveraging our flash software leadership, currently with QLC. We see a tremendous growth opportunity as Flash economics coupled with the growth in unstructured data disrupt the current hybrid and mechanical disk market.
Our extended advantage stems from three technology differentiators: Our leadership with direct-to-NAND software, our integrated hardware/software direct flash modules, and our data reduction capabilities. Because of our highly sophisticated Flash management software requiring less NAND, we drive significant efficiency advantages over SSDs by eliminating over-provisioning, extending endurance and requiring far less common equipment.
Modern unstructured data workloads, including artificial intelligence/machine learning (AI/ML), genomics, Internet of Things (IoT), self-driving vehicles, and analytics, are some of the largest generators of data. They require not just performance and scale, but dozens of applications working with that data along the way as it is collected, indexed, processed and analyzed. It requires unifying unstructured data access, which is inherent in our FlashBlade product, across file and object protocols, across input/output (I/O) types, and across application demands.
FlashBlade, combined with our multi-year advantage in flash technology and our leadership with Portworx, puts us in a unique position to win at the confluence of the growth of unstructured data and modern applications.
Our Customers
Our global customer base is over 10,000 at the end of fiscal 2022. Both large enterprises and smaller organizations with limited IT expertise or budgets benefit from using our technology. We have deployed our products and subscription services to customers across multiple industry verticals and geographies. We define a customer as an entity that purchases our products and services either from one of our channel partners or from us directly.
Our enterprise business model supports the largest global organizations, including hyperscalers and managed service providers (MSPs). Today, we are in over 50% of Fortune 500 companies, and the loyalty or our customers is reflected in our market-leading, certified customer Net Promoter Score (NPS) of 85.2 in 2021.
Sales and Marketing
Sales. We sell our products and subscription services using a direct sales force and our channel partners. Our sales organization is supported by sales engineers with deep technical expertise and responsibility for pre-sales technical support, solutions engineering and technical training. Our channel partners sell and market our products and subscription services in partnership with our direct sales force. This joint sales approach provides us with the benefit of direct relationships with our customers and expands our reach through the relationships of our channel partners. In certain geographies, we sell through a two-tier distribution model. We also sell to service providers that deploy our products and offer cloud-based storage services to their customers. We intend to continue to invest in our channel partners.

Technology Alliances. We work closely with technology partners that help us deliver an ecosystem of world-class solutions to our customers and ensure the efficient deployment and support of their environments. Our technology partners include application partners such as VMWare, Microsoft, Oracle and SAP, cloud partners such as AWS, Microsoft Azure, Google, and IBM, data protection partners such as Cohesity, Commvault and Veeam and infrastructure partners such as Cisco and NVIDIA. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.
Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating product advantages and demand generation for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions, digital marketing and public relations.
Research and Development
Our research and development efforts are focused on innovation, building new features and functionality for our existing products and subscription services, developing software, and building new products. Our products integrate both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Our research and development teams are primarily based in Mountain View, California, Bellevue, Washington, Prague, Czech Republic, Vancouver, Canada and Bangalore, India. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue investing globally in significant resources for our ongoing research and development efforts.
Manufacturing
Our contract manufacturers manufacture, assemble, test and package our products in accordance with our specifications. We provide our contract manufacturers with a rolling forecast for anticipated orders, which our contract manufacturers use to build finished products. The product mix and volumes are adjusted based on anticipated demand and actual sales and shipments in prior periods. We continue to face various supply-chain challenges which ultimately could negatively impact our contract manufacturers and suppliers to source parts and build and deliver our products in a timely manner. Our supply chain challenges also include pricing pressure for certain materials as well as logistics. We work closely with our contract manufacturers to meet our product delivery requirements and to manage the manufacturing process and quality control.
Seasonality
We generally experience seasonality as sales of our products and subscription services are usually lower during the first quarter of our fiscal year and highest during the last quarter of our fiscal year. As a result, we expect that our business and results of operations will fluctuate from quarter to quarter.
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
We believe the principal competitive factors in the storage market are as follows:
•Product and service innovation, features and enhancements, including ease of use, performance, reliability, scalability, and security;
•Product and service pricing and total cost of ownership;

•Product interoperability with customer networks and backup software;
•Product designs that help customers reduce their carbon footprint and contribute to meeting their environmental sustainability and savings goals;
•Global sales and distribution capability, including an ability to build and maintain senior customer relationships;
•Ability to take advantage of improvements in industry standard components; and
•Customer support and service.
We believe we compete favorably with our competitors on these factors as we continue to take market share. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution and larger and more mature intellectual property portfolios.
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
Human Capital Resources
Our People and Organization
We are committed to demonstrating our core values—customer-first, persistence, creativity, teamwork, and ownership — and we believe that the interplay of strategy, organization, talent, and culture enables us to achieve outstanding results for all of our stakeholders.
Our workforce is distributed over 39 countries and we employ over 4,200 employees globally - approximately 3,000 in the U.S. and over 1,200 internationally as of the end of fiscal 2022. Our business growth presents us with the opportunity to attract talent and provide competitive employee value propositions in terms of work environment, pay, benefits, professional development and career growth opportunities that help meet the varying needs of our workforce, although we face competition to retain our highly skilled technical and functional employees.
Our human capital strategy is developed by our executive committee and led by our Chief Human Resources Officer (CHRO). The CHRO delivers human capital reports to our board of directors and compensation and talent committee on a quarterly basis.
Diversity, Equity, and Inclusion (DEI)
We acknowledge that our industry and our company have a long journey ahead of us on DEI. Our efforts to attract and retain diverse talent have enabled us to gradually improve gender and ethnic representation in recent years. We monitor the career progression ratio of female and under-represented groups versus the overall workforce quarterly to ensure equitable promotion practices. Our performance management process contemplates specific steps to ensure that talent differentiation happens for the groups of impact to our business and we conduct internal pay equity analyses to ensure appropriate pay is provided to everyone. Approximately 1,200 of our employees are members of at least one of the six Employee Resource Groups that meet monthly and continue to be the fabric of our inclusive culture.
We are pleased that our performance in our DEI efforts is trending in the right direction, and we remain committed to sustaining our focus on diverse talent sourcing and hiring to achieve healthy representation in candidate slates and interviewer panels and the talent we employ.

Attracting, Developing and Retaining Talent
In fiscal 2022, we grew headcount by approximately 10%, predominantly to advance our innovation, customer experience, and sales coverage.
We are advancing our talent management practices with emphasis on holistic performance management, succession and career planning, and leadership and skills development. Nearly 100% of our employees conduct periodic self-evaluations of their individual goals, strengths, career aspirations, and development focus areas, and engage in periodic touchpoints with their leaders. Moreover, we strongly differentiate rewards and are transparent with our employees in terms of how their impact is perceived.
In the past year, we continued to expand our learning and development program offerings and remained focused on building our leaders of tomorrow with a suite of digital learning, skills development workshops, coaching and mentoring offerings for all employees globally.
Our Culture as a Competitive Advantage
A myriad of employee listening tools and data sources indicate that our high employee engagement is a key enabler of the positive customer experience and strong net promoter scores. Our employee engagement scores in November 2021 ranked higher than the top quartile of companies in the high-tech industry, signaling a strong culture of pride, satisfaction, and belonging that drives our employees to stay and recommend us as a great place to work. Our bi-annual Employee Voice Survey focuses on measuring employee engagement, organization, team and manager effectiveness, equity, inclusion and belonging, career development and mental health. Our employee NPS has been consistently high since we started this survey a few years ago. Through our Speak Up Policy, Code of Conduct, and Culture of Compliance survey, employees are empowered to use their voice and be transparent without fear of retaliation.
Total Rewards
We provide competitive and fair compensation and innovative benefit offerings. We regularly benchmark our programs against the market to ensure we are delivering competitive salaries, variable pay and equity awards as well as health and welfare benefits to employees. We offer a comprehensive and tailored set of benefits to employees and their families, including wellness programs and parental and adoption leave.
Readying Ourselves for the Future of Work
Looking to a post-COVID world, we are shifting to a hybrid workforce where offices will offer more collaborative spaces and working from home will become part of the regular week.
Environmental, Social and Governance (ESG)
We are committed to advancing our responsible ESG practices and impact across three key pillars: our technology, our operations, and our people. Our board provides oversight of each pillar through its committees, with the Audit and Risk Committee overseeing Environment, the Compensation and Talent Committee overseeing Social and the Nominating and Corporate Governance Committee overseeing Governance. In addition, the board receives an annual update on ESG practices and our progress in tracking towards our goals.
Senior management sponsors the integration of ESG priorities throughout our business operations. Our Head of Social Impact and Sustainability, along with an Environmental Steering Committee composed of cross-functional stakeholders, meets monthly to discuss and communicate business priorities, communications and disclosures related to Sustainability and ESG.
In 2021, we embarked on quantifying our greenhouse gas (GHG) footprint. In 2022, we published our inaugural ESG report. We remain committed to progressing on each of our key ESG initiatives, creating value with minimal environmental harm. For more information about our key ESG initiatives, see our ESG report at https://www.purestorage.com/company/corporate-social-responsibility.html.

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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, many of which are beyond our control. Some of the principal risks associated with our business include the following:
•Our business, operating results, cash flows and financial condition may be adversely impacted by a rising rate of inflation.
•We have experienced and expect to continue to experience supply chain challenges which has caused and may continue to cause delays in the shipments of our products, and increased costs of certain components as well as logistics related costs. These supply chain challenges may adversely affect our relationships with current and prospective customers and our results of operations.
•If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software services, networks, products, communications or data is compromised, limited, or fails, our business could experience a material adverse impact.
•If we fail to develop and introduce new or enhanced products successfully, our ability to attract and retain customers could be harmed and reduce our revenue.
•If we fail to manage our transition to subscription offerings successfully, our revenues and results of operation may be harmed.
•Our products are highly technical and may contain defects or bugs, which could cause data unavailability, loss, breach or corruption that might, in turn, result in liability and harm to our reputation and business.
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
•Our gross margins are impacted by a variety of factors and vary from period to period, making them difficult to predict with certainty.
•Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
•The sales prices of our products and services may fluctuate or decline, which may reduce our gross profits, revenue growth, and adversely impact our financial results.

Risks Related to Our Business and Industry
Our business, operating results, and cash flows may be adversely impacted by a rising rate of inflation.

Due to supply chain constraints and labor shortages, including as a result of the ongoing COVID-19 pandemic, there have been recent significant inflationary trends in the cost of components, labor and freight costs and other expenses. These inflationary pressures could affect wages, the cost and our ability to obtain components, the price of our products and services, our ability to meet customer demand, our gross margins and operating profit. Inflation may further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
We rely on contract manufacturers to manufacture our products, and if we fail to manage our relationships with our contract manufacturers successfully, our business could be negatively impacted.
We rely on a limited number of contract manufacturers to manufacture our products, which reduces our control over the assembly process and exposes us to risks, such as reduced control over quality assurance, costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, including due to the COVID-19 pandemic or the Russian invasion of Ukraine, our ability to timely ship products to our customers will be impaired, potentially on short notice, and our competitive position, reputation and financial results could be harmed. If we are required, for whatever reason, to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could exacerbate other risk factors and cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.
We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of our supply arrangements could delay shipments of our products and could harm our relationships with current and prospective customers.
We rely on a limited number of suppliers and, in some cases, on single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. If we are unable to obtain components from our existing suppliers, we may need to obtain these components through secondary sources or markets which could result in higher costs, delays and/or components which do not meet our quality requirements. While we actively monitor and manage our supply chain, we cannot anticipate the potential impact that new or current restrictions due to COVID-19, manufacturing constraints or the Russian invasion of Ukraine, may have on the manufacturing and shipment of our products.
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
As a result of these risks, we cannot assure investors that we will be able to obtain a sufficient supply of these key components in the future or that the cost of these components will not increase. If our supply of components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional components will be available when required or that components will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and harm our business, operating results and financial condition. We may not be able to continue to procure components at reasonable prices, which may require us to enter into longer-term contracts with component suppliers to obtain components at competitive prices. Any of the foregoing disruptions could exacerbate other risk factors and increase our costs and decrease our gross margins, harming our business, operating results and financial condition.
If we do not manage the supply of our products and their components efficiently, our results of operation could be adversely affected.
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to supply chain constraints, component quality and inflationary pressure. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that exacerbate other risk factors and result in delayed revenue, reduced product margins or loss of sales opportunities altogether. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
Our business, operating results, cash flows and financial condition have been affected by the COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, the impacts of which will depend on ongoing and future developments, which are highly uncertain and difficult to predict.
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

The extent and continued impact of the COVID-19 pandemic on our business and operational and financial performance is uncertain and depends on many factors, including the duration and spread of the outbreak; the availability and effectiveness of vaccines; government responses to restrictions and regulations related to the pandemic; impact on our customers and our sales efforts and cycles; impact on our customer, industry or employee events; impact of supply chain constraints, component quality and inflation, and effect on our partners, vendors and suppliers, much of which is uncertain and outside of our control. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services, including due to budget constraints and other uncertainties; our ability to gain new customers; our employee productivity; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure.
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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity, functionality and reliability and that meet the expectations of our customers, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts, and innovate business models such as Pure as-a-Service to maintain or expand our competitive position. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new products by our competitors, or the emergence of alternative technologies or industry standards could render our existing or future products obsolete or less competitive.
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
Our products are highly technical and may contain defects or bugs, which could cause data unavailability, loss, breach or corruption that might, in turn, result in liability and harm to our reputation and business.
Our products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products may contain errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. We have, from time to time, identified vulnerabilities in our products. Despite our efforts to detect and remediate actual and potential vulnerabilities in our systems, we cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. We may also incur unexpected costs associated with replacing defective hardware or ensuring that hardware remains interoperable and upgradable. Any of these errors, defects, bugs or security vulnerabilities may leave us, our products and our customers susceptible to exploitation, including by malicious actors. Any errors, defects or security vulnerabilities in our products could result in a loss of revenue, injury to our reputation, loss of customers or increased service and warranty costs, any of which could adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.

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
Risks Related to Our Operating Results or Financial Condition
We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing heavily in our business, which may put pressure on near-term profitability.
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
•the impact on timing and amount of revenue recognized resulting from the cancellation of unfulfilled orders by our customers or our inability to fulfill orders;
•fluctuations or seasonality in demand and prices for our products;
•our ability to control the costs of the components we use or to timely adopt subsequent generations of components;
•disruption in our supply chains, shipping logistics, component availability and related procurement costs;
•reductions in customers’ budgets for IT purchases;
•changes in industry standards in the data storage industry;
•our ability to develop, introduce and ship new products and product enhancements that meet customer requirements and to effectively manage product transitions;
•changes in the competitive dynamics of our markets, including new entrants or discounting of product prices;
•our ability to control or mitigate costs, including our operating expenses, to support business growth and our continued expansion;

•the impact of inflation on labor and other costs, other adverse economic conditions and the impact of public health epidemics or pandemics, such as the COVID-19 pandemic; and
•future accounting pronouncements and changes in accounting policies.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 29% for fiscal 2022 and our headcount increased from over 3,400 at the end of fiscal 2020 to over 3,800 employees at the end of fiscal 2021, and to over 4,200 employees at the end of fiscal 2022. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
Risks Related to Our Operations
If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software services, networks, products, communications or data is compromised, limited, or fails, our business could experience a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, a loss of customers, significant fines, penalties and liabilities, or breach or triggering of data protection laws, privacy policies or other obligations.
In the ordinary course of our business, we collect store, transmit and otherwise process proprietary, confidential and sensitive data including by using our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store their data. The security of our own networks and the intrusion protection features of our products are both critical to our operations and business strategy.

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
We devote significant resources to network security, authentication technologies, data encryption and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the materially adverse impacts that may arise from a security incident. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks, including, without limitation, source code for our products and services, or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen.
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
•political, social and economic instability abroad, terrorist attacks, war and security concerns in general; and
•reduced or varied protection for intellectual property rights in some countries.
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
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). We can borrow, repay and re-borrow funds under this Credit Facility at any time, subject to customary borrowing conditions, for general corporate purposes and working capital.

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
We may be required to expend a significant amount of funds to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest. In addition, if a make-whole fundamental change (as defined in the indenture for the Notes) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion or repurchase of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion or repurchase (other than paying cash in lieu of delivering any fractional share), we will be required to make significant cash payments in respect of the Notes being converted or repurchased. In addition, the consideration received upon the unwind or termination of the capped call transactions may not completely offset, and may be substantially less than, any cash payments in excess of the principal amount of the Notes we are required to make upon conversion of the Notes.
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
Servicing our debt will require a significant amount of cash.
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
If the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, the consideration received upon the unwind or termination of the capped call transactions may not completely offset, and may be substantially less than, any cash payments in excess of the principal amount of the Notes we are required to make upon conversion of the Notes. Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the Notes, we entered into capped call transactions with certain financial institutions (the option counterparties). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap. However, for conversions prior to maturity, the capped call transactions would be settled at their fair value, which may be substantially less than the value of the consideration in excess of the principal amount of the Notes delivered upon such conversion.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $36.00, through March 29, 2022. Some of the factors, many of which are beyond our control, affecting our volatility may include:

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
Since August 2019, our board of directors has authorized a total of $600.0 million in share repurchases, funded from available working capital, including up to $250.0 million authorized in March 2022. The repurchase authorization has no fixed end date. Although our board of directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. We have experienced inflation, global economic uncertainty, civil unrest and political and fiscal challenges in the United States and abroad and may continue to experience these events in the future, which can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by the Russian invasion of Ukraine and the related sanctions and disruptions, the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, political uncertainty in the Middle East and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, and to interruption by man-made factors such as war, computer viruses or terrorism or by the impact of public health epidemics or pandemics, such as the COVID-19 pandemic.
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
In addition, man-made factors, such as acts of war, terrorism or malicious computer viruses, and public health epidemics or pandemics, such as the COVID-19 pandemic or the Russian invasion of Ukraine, could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition could be harmed.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters are located in Mountain View, California. We also maintain offices in multiple locations in the United States and internationally in Africa, Asia, Australia, Europe, and North and South America. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
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
Holders of Record
As of March 29, 2022, there were 38 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the fourth quarter of fiscal 2022 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
November 1, 2021 - November 28, 2021	$28.02	980	$42,045
November 29, 2021 - December 26, 2021	$31.90	427	$28,436
December 27, 2021 - February 6, 2022	$27.73	1,025	$—
(1) In February 2021, our board of directors authorized additional share repurchases of up to $200.0 million of our outstanding common stock under our share repurchase program. In March 2022, our board of directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part II, Item 7 in this Annual Report.

The following table summarizes our shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements for the fourth quarter of fiscal 2022 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
November 1, 2021 - November 28, 2021	$—	—	$—
November 29, 2021 - December 26, 2021	$32.09	68	$2,165
December 27, 2021 - February 6, 2022	$—	—	$—

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index for the five years ended February 6, 2022. The graph assumes that $100 (with reinvestment of all dividends) was invested in our common stock and in each index on January 31, 2017 and assumes the reinvestment of any dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
250
200
150
100
50
0
PSTG
NYSE Composite Index
NYSE Arca Tech Index 100
1/31/2017
1/31/2018
1/31/2019
2/2/2020
1/31/2021
2/6/2022

Item 6. [Reserved]

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
Overview
Data is foundational to our customers’ digital transformation, and we are focused on delivering innovative and disruptive data storage technologies, products and services that enable customers to maximize the value of their data.
We are a global leader in data storage and management with a mission to redefine the storage experience by simplifying how people consume and interact with data. Our vision integrates our foundation of simplicity and reliability with three major market trends that are impacting all organizations large and small: (1) adoption of the cloud operating model everywhere; (2) the increase of modern cloud-native applications; and (3) the shift to modernizing today’s data infrastructure with all-flash.
Our products and subscription services support a wide range of structured and unstructured data, at scale and across any data workloads in hybrid and public cloud environments, and include mission-critical production, test and development, analytics, disaster recovery, and backup and recovery.
COVID-19, Supply Chain and Inflation
We continue to actively monitor, evaluate and respond to developments relating to the COVID-19 pandemic. During fiscal 2022, our operating margin benefited, in part from reduced travel, limited physical marketing events, and slower hiring while we navigated through the various challenges that arose from COVID-19 restrictions.
We expect our operating expenses will increase in fiscal 2023 as a result of business operations beginning to normalize from COVID-19, and due to the overall effects of inflation. Expected increases in operating expenses include higher wages and personnel related costs, costs impacting our supply chain such as material and logistics costs, and increased travel.
Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. See "Risk Factors" in Part I, Item 1A. for additional details.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our storage infrastructure products, FlashArray and FlashBlade, and subscription services which include our Evergreen Storage subscription, our unified subscription that includes Pure as-a-Service and Cloud Block Store, and Portworx. Subscription services revenue also include our professional services offerings such as installation and implementation consulting services.
Provided that all other revenue recognition criteria have been met, we typically recognize product revenue upon transfer of control to our customers and the satisfaction of our performance obligations. Products are typically shipped directly by us to customers, and our channel partners generally do not stock our inventory. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions.
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
Research and Development. Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, data center and cloud services costs, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expenses to increase in absolute dollars and it may slightly decrease as a percentage of revenue.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expenses to increase in absolute dollars and it may slightly decrease as a percentage of revenue as we continue to realize efficiencies from scaling our business.
General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expenses to increase in absolute dollars.
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

Results of Operations
Basis of Presentation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2020 and 2021 were both 52-week years that ended on February 2, 2020 and January 31, 2021, respectively. Fiscal 2022 was a 53-week year that ended on February 6, 2022. Unless otherwise stated, all dates refer to our fiscal years.
Year Over Year Comparisons
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (in thousands):
Revenue

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2020	2021	$	%	2021	2022	$	%
(in thousands)
Product revenue	$1,238,654	$1,144,098	$(94,556)	(8)%	$1,144,098	$1,442,338	$298,240	26%
Subscription services revenue	404,786	540,081	135,295	33%	540,081	738,510	198,429	37%
Total revenue	$1,643,440	$1,684,179	$40,739	2%	$1,684,179	$2,180,848	$496,669	29%

Total revenue increased in fiscal 2022 by $496.7 million, or 29%, compared to fiscal 2021, driven by sales to new and existing enterprise, commercial and public sector customers, with particular strength in the United States, across our entire product and solutions portfolio and key geographies. The increase in product revenue during fiscal 2022 compared to fiscal 2021 was driven by increased sales from our entire portfolio of FlashArray and FlashBlade solutions, including sales of FlashArray//C to a large hyperscaler customer, and repeat sales to existing customers. The increase in subscription services revenue was largely driven by increases in sales of both our Evergreen Storage subscription services, and our unified subscription that includes PaaS and Cloud Block Store, as well as increased Portworx revenue.
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
During fiscal 2022 compared to fiscal 2021, total revenue in the United States grew by 32% from $1.2 billion to $1.6 billion and total rest of the world revenue grew by 23% from $488.8 million to $600.8 million. During fiscal 2021 compared to fiscal 2020, total revenue in the United States grew slightly by 1% to $1.2 billion and total rest of the world revenue grew by 7% from $458.5 million to $488.8 million.
Subscription Annual Recurring Revenue (ARR)
We use Subscription ARR as a key business metric to evaluate the performance of our subscription services. Subscription ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations and is not intended as a substitute for any of these items.
Subscription ARR is calculated as the total annualized contract value of all active customer subscription agreements, including our Evergreen Storage subscription contracts, at the end of the fiscal quarter, plus on-demand revenue during the current fiscal quarter ended multiplied by four. Contract values are established prior to any adjustments made in accordance with ASC 606.

The following table sets forth our Subscription ARR for the periods presented (dollars in thousands):

	At the End of		Year-over-Year Growth
	Fiscal 2021	Fiscal 2022	%
Subscription annual recurring revenue	$647,917	$848,776	31%
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2021	2022
Beginning balance	$697,288	$843,697
Additions	703,800	937,510
Recognition of deferred revenue	(557,391)	(701,335)
Ending balance	$843,697	$1,079,872

Revenue recognized during fiscal 2021 and 2022 from deferred revenue at the beginning of each respective period was $353.1 million and $442.7 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1.4 billion at the end of fiscal 2022. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors and have increased year over year. Of the $1.4 billion contracted but not recognized revenue at the end of fiscal 2022, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2020	2021	$	%	2021	2022	$	%
(in thousands)
Product cost of revenue	$359,238	$348,986	$(10,252)	(3)%	$348,986	$471,565	$122,579	35%
Product stock based compensation	3,732	4,001	269	7%	4,001	6,334	2,333	58%
Total expenses	$362,970	$352,987	$(9,983)	(3)%	$352,987	$477,899	$124,912	35%
% of Product revenue	29%	31%			31%	33%

Subscription services cost of revenue	$132,513	$167,289	$34,776	26%	$167,289	$209,190	$41,901	25%
Subscription services stock based compensation	14,403	14,979	576	4%	14,979	21,240	6,261	42%
Total expenses	$146,916	$182,268	$35,352	24%	$182,268	$230,430	$48,162	26%
% of Subscription services revenue	36%	34%			34%	31%

Total cost of revenue	$509,886	$535,255	$25,369	5%	$535,255	$708,329	$173,074	32%
% of Revenue	31%	32%			32%	32%

Product gross margin	71%	69%			69%	67%
Subscription services gross margin	64%	66%			66%	69%
Total gross margin	69%	68%			68%	68%
Cost of revenue increased by $173.1 million, or 32%, for fiscal 2022 compared to fiscal 2021. The increase in product cost of revenue was primarily attributable to increased sales. Other factors include higher component and logistics costs due to supply chain environment, and an increase in the amortization of acquired intangible assets. The increase in subscription services cost of revenue was primarily attributable to supporting our growing installed base including PaaS and Portworx.
The decline in product gross margin for fiscal 2022 compared to fiscal 2021 was impacted by the sale of FlashArray//C to a larger hyperscaler customer, and to a lesser extent higher component and logistics costs due to supply chain environment, as well as increased sales of FlashArray//C and FlashBlade products which generally have a modestly lower gross margin compared to our other FlashArray products. The increase in subscription services gross margin for fiscal 2022 compared to fiscal 2021 was driven by increased sales of unified subscription services, PaaS and Cloud Block Store, higher renewals in Evergreen Storage subscriptions, and increasing economies of scale.
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
The decline in product gross margin for fiscal 2021 compared to fiscal 2020 was primarily attributable to lower component costs for certain key raw materials that we use for our solutions and increased sales of larger FlashArray systems in fiscal 2021. The increase in subscription services gross margin for fiscal 2021 compared to fiscal 2020 was driven by increased renewals in Evergreen Storage subscriptions and increased sales of unified subscription services, PaaS and Cloud Block Store.

Operating Expenses
Research and Development

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2020	2021	$	%	2021	2022	$	%

(in thousands)
Research and development	$326,004	$363,247	$37,243	11%	$363,247	$439,671	$76,424	21%
Stock based compensation	107,658	117,220	9,562	9%	117,220	142,264	25,044	21%
Total expenses	$433,662	$480,467	$46,805	11%	$480,467	$581,935	$101,468	21%
% of Total revenue	26%	29%			29%	27%
Research and development expense increased by $101.5 million, or 21%, during fiscal 2022 compared to fiscal 2021, primarily driven by a $71.0 million increase in employee compensation and related costs, which included a $25.0 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $14.2 million increase in data center and cloud services costs and a $9.3 million increase in depreciation expense from property and equipment due, in part, to revising our estimated useful lives of test equipment and certain computer equipment and software during the first quarter of fiscal 2021.
Research and development expense increased by $46.8 million, or 11%, during fiscal 2021 compared to fiscal 2020, as we continued to innovate and develop technologies to both enhance and expand our solution portfolio. The increase was primarily driven by a $56.5 million increase in employee compensation and related costs, including a $9.6 million increase in stock-based compensation expense, and a $10.1 million increase in data center and cloud services costs. These increases were partially offset by a $22.4 million decrease in depreciation expense primarily due to revising our estimated useful lives of test equipment and certain computer equipment and software during fiscal 2021.
Sales and Marketing

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2020	2021	$	%	2021	2022	$	%

(in thousands)
Sales and marketing	$660,462	$650,766	$(9,696)	(1)%	$650,766	$727,562	$76,796	12%
Stock based compensation	67,560	65,248	(2,312)	(3)%	65,248	71,439	6,191	9%
Total expenses	$728,022	$716,014	$(12,008)	(2)%	$716,014	$799,001	$82,987	12%
% of Total revenue	44%	43%			43%	37%
Sales and marketing expense increased by $83.0 million, or 12%, during fiscal 2022 compared to fiscal 2021, primarily due to an increase of $62.7 million in employee compensation and related costs, which included a $24.7 million increase in sales commission expense, and a $14.3 million increase in marketing and travel spend due to the gradual reduction in COVID-19 restrictions.
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

General and Administrative

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2020	2021	$	%	2021	2022	$	%

(in thousands)
General and administrative	$129,801	$141,581	$11,780	9%	$141,581	$144,295	$2,714	2%
Stock based compensation	33,352	40,896	7,544	23%	40,896	45,686	4,790	12%
Total expenses	$163,153	$182,477	$19,324	12%	$182,477	$189,981	$7,504	4%
% of Total revenue	10%	11%			11%	9%
General and administrative expense increased by $7.5 million, or 4%, during fiscal 2022 compared to fiscal 2021. The increase was primarily driven by an increase of $16.4 million in employee compensation and related costs driven by increased headcount, partially offset by a $8.5 million decrease in office and facilities related costs primarily attributable to the exit of certain facilities in fiscal 2021.
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
Restructuring and Other

	Fiscal Year Ended		Change	Fiscal Year Ended		Change
	2020	2021	$	2021	2022	$

(in thousands)
Restructuring and other	$—	$30,999	$30,999	$30,999	$—	$(30,999)
% of Total revenue	—%	2%		2%	—%
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
Other Income (Expense), Net

	Fiscal Year Ended		Change	Fiscal Year Ended		Change
	2020	2021	$	2021	2022	$

(in thousands)
Other income (expense), net	$(3,383)	$(9,127)	$(5,744)	$(9,127)	$(30,098)	$(20,971)
% of Total revenue	—%	(1)%		(1)%	(1)%

Other income (expense), net decreased during fiscal 2022 compared to fiscal 2021 primarily attributable to an increase in net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies, a decrease in interest income resulting from a lower interest rate environment, and higher interest expense due to borrowings under our revolving credit facility. The outstanding balance of the revolver was paid in the first quarter of fiscal 2023.

Other income (expense), net decreased during fiscal 2021 compared to fiscal 2020 primarily attributable to a decrease in interest income of $9.8 million from our cash, cash equivalents and marketable securities resulting from a lower interest rate environment and, to a lesser extent, higher interest expense due to borrowings under our revolving credit facility, partially offset by a $6.0 million reduction in net foreign exchange losses.
Provision for Income Taxes

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2020	2021	$	%	2021	2022	$	%

(in thousands)
Provision for income taxes	$6,321	$11,916	$5,595	89%	$11,916	$14,763	$2,847	24%
% of Total revenue	—%	1%			1%	1%
Provision for income taxes increased during fiscal 2022 compared to fiscal 2021 primarily attributable to an increase in foreign income taxes.
Provision for income taxes increased during fiscal 2021 compared to fiscal 2020 primarily attributable to an increase in foreign income taxes and the release of the valuation allowance related to unrealized gains on available-for-sale securities from fiscal 2020.

Liquidity and Capital Resources
At the end of fiscal 2022, we had cash, cash equivalents and marketable securities of $1.4 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating and capital needs for at least the next 12 months. The following table sets forth our non-cancelable contractual obligations and commitments associated with agreements that are enforceable and legally binding at the end of fiscal 2022. Obligations under contracts that we can cancel without a significant penalty are not included.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Debt obligations (1)	$844,835	$6,111	$586,144	$252,580	$—
Future lease commitments (2)	150,613	40,172	64,031	28,623	17,787
Purchase obligations (3)	289,019	236,959	50,406	1,654	—
Total	$1,284,467	$283,242	$700,581	$282,857	$17,787
_________________________________
(1) Consists of (i) principal and interest payments on our convertible senior notes due 2023, (ii) principal, interest, and unused commitment fees on our August 2020 revolving credit facility based on debt outstanding and rates in effect at February 6, 2022, and (iii) principal and interest on a five year loan.
(2) Represents aggregate future minimum lease payments under non-cancelable operating and finance leases.
(3) Includes primarily non-cancelable inventory purchase commitments, software service and sponsorship contracts, and hosting arrangements. Purchase orders are not included as they represent authorizations to purchase rather than binding agreements.
Our future capital requirements will depend on many factors including our sales growth, the timing and extent of spending to support development efforts, the expansion of international operation activities, the addition or closure of office space, the timing of new product introductions and the continuing market acceptance of our products and services, the volume and timing of our share repurchases, and the timing and settlement election of the Notes. The downstream effects of the pandemic and global supply chain disruptions have also resulted in higher inflation which we believe will continue to persist for some time and may impact our cash expenditures for employee compensation and other operating expenses. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may seek additional equity or debt financing in the future.
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

Holders may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under the following circumstances: (i) during any fiscal quarter if the last reported sales price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period (the measurement period), in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day, (iii) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, or (iv) upon the occurrence of specified corporate events. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion, holders will receive cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We currently intend to settle the principal of the Notes in cash.
In connection with the offering of the Notes, we entered into capped call transactions with certain financial institutions that provide us with the option to purchase up to a total of 21,884,155 shares of our common stock to offset the dilution and/or any cash payments we are required to make in excess of the principal amount of the Notes upon conversion of the Notes at maturity with such offset subject to a cap of $39.66 per share. However, for conversions prior to maturity, the capped call transactions would be settled at their fair value, which may not completely offset, and may be substantially less than, the value of the consideration in excess of the principal amount of the Notes delivered upon such conversion. See further discussion about our Notes in Note 7 in Part II, Item 8 of this report.
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
We were in compliance with all covenants under the Credit Facility at the end of fiscal 2022 and in February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility.
Letters of Credit
At the end of fiscal 2021 and 2022, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

Share Repurchase Program
In August 2019, our board of directors approved a stock repurchase program to repurchase up to $150.0 million of our common stock and in February 2021, an additional $200.0 million of our common stock, both of which were completed by the end of fiscal 2022. In March 2022, our board of directors authorized the repurchase of up to an additional $250.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During fiscal 2021, we repurchased and retired 9,526,556 shares of common stock at an average purchase price of $14.17 per share for an aggregate repurchase price of $135.0 million. During fiscal 2022, we repurchased and retired 8,489,168 shares of common stock at an average purchase price of $23.56 per share for an aggregate repurchase price of $200.0 million.
The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	2020	2021	2022

Net cash provided by operating activities	$189,574	$187,641	$410,127
Net cash used in investing activities	(324,711)	(418,109)	(153,283)
Net cash provided (used) by financing activities	49,246	200,237	(127,792)
Operating Activities
Net cash provided by operating activities during fiscal 2022 was primarily driven by cash collections from sales of our product and subscription services and improved operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. Net cash provided by operating activities substantially increased year-over-year primarily due to increased sales of our product and subscription services, including improved timing of cash collections, partially offset by the timing of vendor payments and full payment of the deferred employer portion of social security payroll tax under the CARES Act during fiscal 2022.
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
Net cash provided by operating activities during fiscal 2020 was primarily driven by cash collections related to the sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during fiscal 2022 of $153.3 million was driven by capital expenditures of $102.3 million, and net purchases of marketable securities of $50.4 million.
Net cash used in investing activities during fiscal 2021 of $418.1 million was driven by net cash paid for our acquisition of Portworx of $339.6 million in October 2020, and capital expenditures of $95.0 million, partially offset by net sales of marketable securities of $21.5 million.
Net cash used in investing activities during fiscal 2020 of $324.7 million resulted from net purchases of marketable securities of $176.3 million, capital expenditures of $87.8 million, net cash paid for acquisitions of $51.6 million, and intangible assets acquired of $9.0 million.

Financing Activities
Net cash used in financing activities of $127.8 million during fiscal 2022 was primarily driven by share repurchases of $200.2 million, and $10.8 million in tax withholdings on vesting of equity awards, partially offset by $48.7 million of proceeds from the exercise of stock options, and $36.6 million of proceeds from issuance of common stock under our employee stock purchase plan (ESPP).
Net cash provided by financing activities of $200.2 million during fiscal 2021 was primarily driven by $251.9 million of net proceeds from borrowings primarily under our revolving credit facility, $59.4 million of proceeds from the exercise of stock options, and $32.4 million of proceeds from issuance of common stock under our ESPP, partially offset by share repurchases of $135.2 million and $8.3 million in tax withholdings on vesting of equity awards.
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
Off-Balance Sheet Arrangements
Through the end of fiscal 2022, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Critical Accounting Policy and Estimates
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
Revenue Recognition
We generate revenue primarily from two sources: (1) product revenue which includes the sale of integrated storage hardware and embedded operating system software and (2) subscription services revenue which includes Evergreen Storage subscriptions, our unified subscription that includes Pure as-a-Service and Cloud Block Store, and Portworx. Subscription services revenue also include our professional services offerings such as installation and implementation consulting services.
We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers.
Our subscription services revenue is derived from the services we perform in connection with the sale of subscription services and is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen Storage subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen Storage subscription provides our customers with a new controller based upon certain contractual terms. The new controller represents a separate performance obligation that is included within the Evergreen Storage subscription service agreement and the allocated revenue is recognized upon shipment of the controller.

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
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
When applying this five-step approach, we apply judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services should be accounted for as a separate performance obligation. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. We allocate the transaction price to each performance obligation for contracts that contain multiple performance obligations based on a relative standalone selling price (SSP). SSP is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to performance obligations.
Recent Accounting Pronouncement
Refer to “Recent Accounting Pronouncement” in Note 2 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government, its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of fiscal 2021 and 2022, we had cash, cash equivalents and marketable securities of $1.3 billion and $1.4 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $10.0 million as of the end of fiscal 2022.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of fiscal 2022 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $4.1 million at the end of fiscal 2022.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and its subsidiaries (the "Company") as of January 31, 2021 and February 6, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended February 6, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and February 6, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 6, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 6, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition—Determination of Standalone Selling Prices — Refer to Note 2 of the Financial Statements.
Critical Audit Matter Description
The Company generates revenue from product revenue and subscription services revenue. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price. The standalone selling price is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to performance obligations. The determination of the standalone selling price requires management to make significant estimates and judgments related to market conditions and pricing guidelines.
We identified the determination of standalone selling price as a critical audit matter because of the significant judgments made by management in estimating standalone selling price when the price at which the performance obligation sold separately is not available. This required a high degree of auditor judgment and an increased extent of effort to perform qualitative evaluations of the audit evidence related to management’s determination of the standalone selling price.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to standalone selling price included the following, among others:
•We tested the effectiveness of controls over the Company's methodology and determination of standalone selling price.
•We evaluated the appropriateness of the Company's methodology used to determine standalone selling price by comparing to historical analysis completed by the Company and practices observed in the industry.
•We tested the underlying data that served as the basis for the Company's analysis and the mathematical accuracy of such analysis and verified the consistent application of the methodology of establishing standalone selling price.
•We evaluated the reasonableness of the Company's overall conclusion of standalone selling price.
•We tested the allocation of the transaction price among performance obligations based on relative standalone selling price.

/s/ Deloitte & Touche LLP
San Jose, California
April 6, 2022

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Pure Storage, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the "Company") as of February 6, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 6, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 6, 2022, of the Company and our report dated April 6, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
April 6, 2022

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	At the End of Fiscal
	2021	2022

ASSETS
Current assets:
Cash and cash equivalents	$337,147	$466,199
Marketable securities	916,388	947,073
Accounts receivable, net of allowance of $1,033 and $945	460,879	542,144
Inventory	46,733	38,942
Deferred commissions, current	57,183	81,589
Prepaid expenses and other current assets	89,836	116,232
Total current assets	1,908,166	2,192,179
Property and equipment, net	163,041	195,282
Operating lease right-of-use assets	134,668	111,763
Deferred commissions, non-current	130,741	164,718
Intangible assets, net	76,648	62,646
Goodwill	358,736	358,736
Restricted cash	10,544	10,544
Other assets, non-current	36,896	39,447
Total assets	$2,819,440	$3,135,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,530	$70,704
Accrued compensation and benefits	160,817	205,431
Accrued expenses and other liabilities	61,754	78,511
Operating lease liabilities, current	32,231	35,098
Deferred revenue, current	438,321	562,576
Total current liabilities	760,653	952,320
Long-term debt	755,814	786,779
Operating lease liabilities, non-current	120,361	93,479
Deferred revenue, non-current	405,376	517,296
Other liabilities, non-current	27,230	31,105
Total liabilities	2,069,434	2,380,979
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 278,363 and 292,633 Class A shares issued and outstanding	28	29
Additional paid-in capital	2,307,580	2,470,943
Accumulated other comprehensive income (loss)	7,410	(8,365)
Accumulated deficit	(1,565,012)	(1,708,271)
Total stockholders’ equity	750,006	754,336
Total liabilities and stockholders’ equity	$2,819,440	$3,135,315

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	2020	2021	2022

Revenue:
Product	$1,238,654	$1,144,098	$1,442,338
Subscription services	404,786	540,081	738,510
Total revenue	1,643,440	1,684,179	2,180,848
Cost of revenue:
Product	362,970	352,987	477,899
Subscription services	146,916	182,268	230,430
Total cost of revenue	509,886	535,255	708,329
Gross profit	1,133,554	1,148,924	1,472,519
Operating expenses:
Research and development	433,662	480,467	581,935
Sales and marketing	728,022	716,014	799,001
General and administrative	163,153	182,477	189,981
Restructuring and other	—	30,999	—
Total operating expenses	1,324,837	1,409,957	1,570,917
Loss from operations	(191,283)	(261,033)	(98,398)
Other income (expense), net	(3,383)	(9,127)	(30,098)
Loss before provision for income taxes	(194,666)	(270,160)	(128,496)
Provision for income taxes	6,321	11,916	14,763
Net loss	$(200,987)	$(282,076)	$(143,259)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(1.05)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	252,820	267,824	285,882

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended
	2020	2021	2022

Net loss	$(200,987)	$(282,076)	$(143,259)
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on available-for-sale securities	6,510	3,213	(15,107)
Reclassification adjustment for net gains on available-for-sale securities included in net loss	(723)	(1,252)	(668)
Change in unrealized net gains (losses) on available-for-sale securities	5,787	1,961	(15,775)
Comprehensive loss	$(195,200)	$(280,115)	$(159,034)

See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2019	243,524	$24	$1,820,043	$(338)	$(1,081,949)	$737,780
Issuance of common stock upon exercise of stock options	7,770	1	42,930	—	—	42,931
Stock-based compensation expense	—	—	226,705	—	—	226,705
Vesting of restricted stock units	9,215	1	(1)	—	—	—
Net issuance of restricted stock	624	—	—	—	—	—
Tax withholding on vesting of restricted stock	—	—	(10,379)	—	—	(10,379)
Common stock issued under employee stock purchase plan	3,743	—	43,298	—	—	43,298
Repurchases of common stock	(868)	—	(15,017)	—	—	(15,017)
Other comprehensive income	—	—	—	5,787	—	5,787
Net loss	—	—	—	—	(200,987)	(200,987)
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	9,734	1	59,509	—	—	59,510
Stock-based compensation expense	—	—	242,685	—	—	242,685
Vesting of restricted stock units	11,241	1	(1)	—	—	—
Cancellation and forfeiture of restricted stock	(317)	—	—	—	—	—
Tax withholding on vesting of equity awards	(490)	—	(8,258)	—	—	(8,258)
Common stock issued under employee stock purchase plan	3,714	—	32,439	—	—	32,439
Repurchases of common stock	(9,527)	—	(135,175)	—	—	(135,175)
Equity awards assumed in an acquisition	—	—	8,802	—	—	8,802
Other comprehensive income	—	—	—	1,961	—	1,961
Net loss	—	—	—	—	(282,076)	(282,076)
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	5,955	—	48,543	—	—	48,543
Stock-based compensation expense	—	—	289,185	—	—	289,185
Vesting of restricted stock units	12,955	1	(1)	—	—	—
Cancellation and forfeiture of restricted stock	(62)	—	—	—	—	—
Tax withholding on vesting of equity awards	(454)	—	(10,835)	—	—	(10,835)
Common stock issued under employee stock purchase plan	4,365	—	36,641	—	—	36,641
Repurchases of common stock	(8,489)	—	(200,170)	—	—	(200,170)
Other comprehensive loss	—	—	—	(15,775)	—	(15,775)
Net loss	—	—	—	—	(143,259)	(143,259)
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	$(8,365)	$(1,708,271)	$754,336

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	2020	2021	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(200,987)	$(282,076)	$(143,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,710	70,042	83,151
Amortization of debt discount and debt issuance costs	27,179	29,070	31,577
Stock-based compensation expense	226,705	242,344	286,963
Impairment of long-lived assets	—	7,505	471
Other	1,336	7,340	13,075
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(79,442)	410	(81,247)
Inventory	2,393	(8,690)	4,118
Deferred commissions	(24,231)	(48,721)	(58,383)
Prepaid expenses and other assets	(16,734)	(33,982)	(25,788)
Operating lease right-of-use assets	26,511	28,804	29,952
Accounts payable	(18,856)	(14,364)	6,711
Accrued compensation and other liabilities	20,296	76,972	58,961
Operating lease liabilities	(25,377)	(27,318)	(32,351)
Deferred revenue	161,071	140,305	236,176
Net cash provided by operating activities	189,574	187,641	410,127
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(87,847)	(94,975)	(102,287)
Acquisitions, net of cash acquired	(51,594)	(339,641)	—
Purchase of intangible assets	(9,000)	—	—
Purchases of marketable securities	(795,580)	(573,959)	(617,043)
Sales of marketable securities	200,251	171,530	200,482
Maturities of marketable securities	419,059	423,936	366,165
Other	—	(5,000)	(600)
Net cash used in investing activities	(324,711)	(418,109)	(153,283)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	42,899	59,339	48,709
Proceeds from issuance of common stock under employee stock purchase plan	43,298	32,439	36,641
Proceeds from borrowings, net of issuance costs	—	251,892	—
Principal payments on borrowing and finance lease obligations	—	—	(2,137)
Repayment of debt assumed from acquisition	(11,555)	—	—
Tax withholding on vesting of equity awards	(10,379)	(8,258)	(10,835)
Repurchases of common stock	(15,017)	(135,175)	(200,170)
Net cash provided by (used in) financing activities	49,246	200,237	(127,792)
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,891)	(30,231)	129,052
Cash, cash equivalents and restricted cash, beginning of year	463,813	377,922	347,691
Cash, cash equivalents and restricted cash, end of year	$377,922	$347,691	$476,743
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR
Cash and cash equivalents	$362,635	$337,147	$466,199
Restricted cash	$15,287	$10,544	$10,544
Cash, cash equivalents and restricted cash, end of year	$377,922	$347,691	$476,743
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$718	$2,279	$5,019
Cash paid for income taxes	$4,824	$10,522	$12,662
Cash paid for amounts included in the measurement of operating lease liabilities	$32,785	$36,980	$36,648
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$6,814	$10,979	$7,441
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,937	$57,471	$7,517
Fair value of equity awards assumed in an acquisition	$—	$8,802	$—
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2020 and 2021 were both 52-week years that ended on February 2, 2020 and January 31, 2021, respectively. Fiscal 2022 was a 53-week year that ended on February 6, 2022. Unless otherwise stated, all dates refer to our fiscal years.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations when the price at which the performance obligation sold separately or observable past transactions are not available, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, fair value of equity assumed, intangible and tangible assets acquired and liabilities assumed for business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. At the end of fiscal 2021 and 2022, the majority of our cash and cash equivalents have been invested with three financial institutions and such deposits exceed federally insured limits. Management believes that the financial institutions that hold our cash and cash equivalents and marketable securities are financially sound and, accordingly, are subject to minimal credit risk.
We define a customer as an entity that purchases our products and services from one of our channel partners or from us directly. A substantial amount of our revenue and accounts receivable are derived from the United States across a multitude of industries. We perform ongoing evaluations to determine partner and customer credit.

One customer represented 10 percent or more of total accounts receivable at the end of fiscal 2021. Also, one channel partner represented more than 10 percent or more of total accounts receivable at the end of fiscal 2022. No channel partner or customer represented more than 10 percent of revenue for fiscal 2020, 2021 or 2022.
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
Accounts Receivable and Allowance
Accounts receivable are recorded at the invoiced amount, and stated at realizable value, net of an allowance for doubtful accounts. Credit is extended to partners and customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations and maintain an allowance for doubtful accounts.
We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, and management judgment. We write off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended
	2020	2021	2022

	(in thousands)
Allowance for doubtful accounts, beginning balance	$660	$542	$1,033
Provision, net of cash received	(80)	496	(18)
Write-offs	(38)	(5)	(70)
Allowance for doubtful accounts, ending balance	$542	$1,033	$945
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2021 and 2022, we had restricted cash of $10.5 million.
Inventory
Inventory consists of finished goods and component parts, which are purchased from contract manufacturers. Product demonstration units, which we regularly sell, are the primary component of our inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for finished goods and weighted-average method for component parts. We account for excess and obsolete inventory by reducing the carrying value to the estimated net realizable value of the inventory based upon management’s assumptions about future demand and market conditions. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. Inventory write-offs were insignificant for fiscal 2020, 2021 and 2022.
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

Leases
We determine if an arrangement contains a lease at inception and classify leases as an operating or finance lease at commencement date. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating and finance leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The lease right-of-use (ROU) asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. We account for the lease and non-lease components of operating and finance lease contract consideration as a single lease component.
Certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the lease cost. Lease cost under our operating leases is recognized on a straight-line basis over the lease term commencing on the date we have the right to use the leased property. For finance leases, we recognize amortization expense of the finance lease ROU asset on a straight-line basis over the shorter of its useful life or lease term and record interest expense for finance lease liabilities based on the incremental borrowing rate. We generally use the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that an extension or termination option will be exercised. Assets recognized and the short and long-term lease liabilities from finance leases are included in property and equipment, net, accrued expenses and other liabilities and other liabilities, non-current in the consolidated balance sheets.
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
Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes the sale of integrated storage hardware and embedded operating system software and (2) subscription services revenue which includes Evergreen Storage subscriptions, our unified subscription that includes Pure as-a-Service and Cloud Block Store, and Portworx. Subscription services revenue also include our professional services offerings such as installation and implementation consulting services.
We typically recognize product revenue upon transfer of control to our customers. Products are typically shipped directly by us to customers.
Our subscription services revenue is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen Storage subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen Storage subscription provides our customers with a new controller based upon certain contractual terms. The controller refresh represents a separate performance obligation that is included within the Evergreen Storage subscription service agreement and the allocated revenue is recognized upon shipment of the controller.

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
Warranty
We generally provide a three-year warranty on hardware and a 90-day warranty on our software embedded in the hardware. Our hardware warranty provides for parts replacement for defective components and our software warranty provides for bug fixes. Our Evergreen Storage subscription agreement provides for the same parts replacement that customers are entitled to under our warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to our customers’ critical business applications. Substantially all customers purchase Evergreen Storage subscription agreements. As such, the warranty reserve at the end of fiscal 2022 was not material.
Research and Development
Research and development costs are expensed as incurred. Research and development costs consist primarily of employee compensation and related expenses, prototype expenses, to the extent there is no alternative use for that equipment, depreciation of equipment used in research and development, third-party engineering and contractor support costs, data center and cloud services costs as well as allocated overhead costs.
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

We capitalize (i) costs incurred to develop or modify software solely for our internal use, including hosted applications used to deliver our support services, and (ii) certain implementation costs incurred in a hosting arrangement that is a service contract when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and used to perform the intended function. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Software development costs are capitalized to property, plant and equipment and amortized using the straight-line method over an estimated useful life of four years. Software development costs capitalized to property and equipment were $0.7 million and $7.8 million for fiscal 2021 and 2022.
Software implementation costs are capitalized to either prepaid and other current assets or other assets, non-current on our consolidated balance sheet and amortized over the terms of the associated hosting arrangements. Software implementation costs capitalized were $1.9 million and $3.5 million for fiscal 2021 and 2022. Related amortization expense for software implementation costs was $0.1 million and $0.5 million during fiscal 2021 and 2022.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $13.3 million, $8.1 million and $15.3 million for fiscal 2020, 2021 and 2022.
Stock-Based Compensation
Stock-based compensation includes expenses related to restricted stock units (RSUs), performance restricted stock units (PRSUs), restricted stock, stock options and purchase rights issued to employees under our employee stock purchase plan (ESPP). RSUs, PRSUs and restricted stock are measured at the fair market value of the underlying stock at the grant date. We determine the fair value of purchase rights issued to employees under our ESPP and our stock options under our equity plans on the date of grant utilizing the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and expected dividend yield.
We recognize stock-based compensation expense for stock-based awards with only service conditions on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (generally the vesting period of the award). We account for forfeitures as they occur. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied.
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

Recent Accounting Pronouncement Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for us beginning February 7, 2022 and can be applied on either a fully retrospective or modified retrospective basis. We will adopt this standard in the first quarter of fiscal 2023 using the modified retrospective basis. The estimated cumulative effect of the accounting change on the Notes on February 7, 2022 will increase the carrying amount of the Notes by approximately $35.2 million, reduce accumulated deficit by approximately $98.1 million, and reduce additional paid-in capital by approximately $133.3 million. Future interest expense of the Notes will be lower as a result of adoption of this guidance and diluted net loss per share will be computed using the if-converted method for the Notes, which may be potentially dilutive.

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
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2021 and 2022 (in thousands):

	At the End of Fiscal 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,984	$39,440	$—	$10,544
Level 2
U.S. government treasury notes	339,253	3,241	(1)	342,493	15,340	327,153	—
U.S. government agencies	56,729	516	—	57,245	—	57,245	—
Corporate debt securities	425,115	4,176	(33)	429,258	—	429,258	—
Foreign government bonds	21,486	307	—	21,793	—	21,793	—
Asset-backed securities	79,924	1,015	—	80,939	—	80,939	—
Total	$922,507	$9,255	$(34)	$981,712	$54,780	$916,388	$10,544

	At the End of Fiscal 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$29,275	$18,731	$—	$10,544
Level 2
U.S. government treasury notes	336,303	512	(2,176)	334,639	—	334,639	—
U.S. government agencies	49,153	49	(193)	49,009	—	49,009	—
Corporate debt securities	491,728	384	(4,731)	487,381	200	487,181	—
Foreign government bonds	12,333	37	(17)	12,353	—	12,353	—
Asset-backed securities	60,361	111	(453)	60,019	—	60,019	—
Municipal bonds	$3,950	$—	$(78)	$3,872		3,872	—
Total	$953,828	$1,093	$(7,648)	$976,548	$18,931	$947,073	$10,544
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of Fiscal 2022
	Amortized Cost	Fair Value
Due within one year	$373,547	$374,017
Due in one to five years	576,151	569,216
Due in five to ten years	3,930	3,840
Total	$953,628	$947,073

Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to changes in credit spreads as a result of market conditions. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in fiscal 2020, 2021, and 2022. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2021 and 2022, aggregated by investment category (in thousands):

	At the End of Fiscal 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$8,301	$(1)	$—	$—	$8,301	$(1)
Corporate debt securities	32,996	(33)	—	—	32,996	(33)
Total	$41,297	$(34)	$—	$—	$41,297	$(34)

	At the End of Fiscal 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$193,359	$(2,176)	$—	$—	$193,359	$(2,176)
U.S. government agencies	24,388	(193)	—	—	24,388	(193)
Corporate debt securities	374,223	(4,708)	1,182	(23)	375,405	(4,731)
Foreign government bonds	4,098	(17)	—	—	4,098	(17)
Asset-backed securities	37,608	(453)	—	—	37,608	(453)
Municipal bonds	3,872	(78)	—	—	3,872	(78)
Total	$637,548	$(7,625)	$1,182	$(23)	$638,730	$(7,648)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Other Financial Instruments
We measure the fair value of our Notes on a quarterly basis and we determined the fair value of the Notes at the end of fiscal 2021 and 2022 to be a Level 2 measurement due to its limited trading activity. Refer to Note 7 for the net carrying amounts and estimated fair value of the Notes at the end of fiscal 2021 and 2022.

Note 4. Business Combinations
Fiscal 2021 - Acquisition of Portworx Inc.
In October 2020, we acquired all outstanding stock of Portworx Inc. (Portworx), a privately-held container storage company that provides a Kubernetes data services platform for cloud native applications. The transaction costs associated with the acquisition were not material and expensed as incurred. The total purchase consideration for the acquisition of Portworx was $352.9 million, which consisted of the following (in thousands):

Cash	$344,049
Fair value of options assumed	8,802
Total	$352,851
We assumed certain unvested and outstanding stock options for Portworx's common stock. These stock options were converted into 1.9 million stock options for shares of our common stock. The fair value of the exchanged options determined using the Black-Scholes option pricing model was $26.8 million, of which $8.8 million attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value of $18.0 million was allocated to future services and is being expensed over the remaining service periods as stock-based compensation expense. In addition, we assumed 2.0 million RSUs outstanding with a fair value of $31.8 million that is being recognized as stock-based compensation expense over a four year vesting period.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

	Amount	Estimated Useful Life
Goodwill	$321,152
Identified intangible assets:
Developed technology	21,273	5 years
Customer relationships	6,459	7 years
Trade name	3,623	3 years
Cash	4,407
Net liabilities assumed	(4,063)
Total	$352,851
Goodwill generated from this acquisition was primarily attributable to the assembled workforce and expected post-acquisition synergies from combining Portworx container data services with our data services platform to expand our capabilities to support Kubernetes and containers. Goodwill was not deductible for tax purposes. The fair values of developed technology, customer relationships and trade name were derived by applying the excess earnings method, with-and-without method, and the relief-from-royalty method, respectively, all of which are under the income approach whose underlying inputs are considered Level 3. The fair values assigned to assets acquired and liabilities assumed were based on management's estimates and assumptions.
In connection with the Portworx acquisition, we recorded a net deferred tax asset of $14.7 million. However, this amount was offset by a valuation allowance, thus, resulting in a net zero deferred tax asset during fiscal 2021. We continue to maintain a valuation allowance for our U.S. federal and state deferred tax assets.
In addition, cash payments to certain former shareholders of Portworx totaling $32.2 million are being made over three years subject to continuous employment and are recognized as an operating expense. The remaining unpaid amount was $13.5 million at the end of fiscal 2022.
The results of Portworx have been included in our consolidated statements of operations since the acquisition date and are not material. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Fiscal 2020 - Acquisition of Compuverde AB
In April 2019, we acquired Compuverde AB (Compuverde), a privately-held developer of file software solutions for enterprises and cloud providers based in Sweden. Acquisition-related costs were not material and expensed as incurred.
The purchase consideration was $47.9 million in cash (net of cash acquired) after repayment of $11.6 million of debt assumed. The purchase price was allocated as follows: $38.4 million in developed technology which is being amortized over seven years, $26.6 million of goodwill, $11.7 million in net liabilities assumed, and $5.4 million in deferred tax liability. The deferred tax liability was primarily a result of the difference in the book basis and tax basis related to the developed technology. Goodwill was primarily attributable to the assembled workforce and synergies from integrating Compuverde's technology with our data platform to expand our file capabilities and was not deductible for tax purposes.
In addition, cash payments to former shareholders of Compuverde totaling $15.9 million were made over a two-year period that ended during fiscal 2022 and recognized as operating expense.
Restricted stock units in the amount of $3.0 million were issued to Compuverde employees in June 2019, subject to continuous employment and are being recognized as stock-based compensation over the related vesting period.
The results of Compuverde have been included in our consolidated statements of operations since the acquisition date and are not material. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of Fiscal
	2021	2022
Raw materials	$4,991	$15,734
Finished goods	41,742	23,208
Inventory	$46,733	$38,942
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of Fiscal
	2021	2022
Test equipment	$238,069	$266,672
Computer equipment and software	183,763	206,053
Furniture and fixtures	8,484	8,652
Leasehold improvements	44,444	47,443
Capitalized software development costs	755	8,528
Total property and equipment	475,515	537,348
Less: accumulated depreciation and amortization	(312,474)	(342,066)
Property and equipment, net	$163,041	$195,282
Depreciation and amortization expense related to property and equipment was $80.4 million, $57.1 million and $65.9 million for fiscal 2020, 2021 and 2022, respectively.

Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of Fiscal
	2021			2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(11,722)	$7,403	$19,125	$(13,544)	$5,581
Developed technology	77,373	(17,499)	59,874	80,166	(30,304)	49,862
Customer relationships	6,459	(308)	6,151	6,459	(1,246)	5,213
Trade name	3,623	(403)	3,220	3,623	(1,633)	1,990
Intangible assets, net	$106,580	$(29,932)	$76,648	$109,373	$(46,727)	$62,646
Intangible assets amortization expense was $9.3 million, $13.0 million and $16.8 million for fiscal 2020, 2021 and 2022, respectively. At the end of fiscal 2022, the weighted-average remaining amortization period was 2.0 years for technology patents, 3.9 years for developed technology, 5.6 years for customer relationships, and 1.6 years for trade name. We recorded amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the consolidated statements of operations.
At the end of fiscal 2022, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Future Expected Amortization Expense
2023	$16,197
2024	15,776
2025	14,991
2026	12,396
2027	2,673
Thereafter	613
Total	$62,646
Goodwill
As of the end of fiscal 2021 and 2022, goodwill was $358.7 million. There were no impairments to goodwill during fiscal 2021 and 2022.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of Fiscal
	2021	2022
Taxes payable	$4,097	$6,312
Accrued marketing	15,638	13,257
Accrued cloud and outside services	2,874	6,135
Supply chain-related accruals	7,461	6,991
Accrued service logistics and professional services	3,122	6,244
Acquisition earn-out	9,600	5,211
Customer deposits from contracts with customers	—	10,409
Other accrued liabilities	18,962	23,952
Total accrued expenses and other liabilities	$61,754	$78,511

Note 6. Deferred Revenue and Commissions
Deferred Commissions
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2021	2022
Beginning balance	$139,204	$187,924
Additions	183,151	217,595
Recognition of deferred commissions	(134,431)	(159,212)
Ending balance	$187,924	$246,307
During fiscal 2020, 2021 and 2022, we recognized sales commission expenses of $142.5 million, $150.2 million, and $175.9 million, respectively. Of the $246.3 million total deferred commissions balance at the end of fiscal 2022, we expect to recognize approximately 33% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for fiscal 2020, 2021 or 2022.
Deferred Revenue
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2021	2022
Beginning balance	$697,288	$843,697
Additions	703,800	937,510
Recognition of deferred revenue	(557,391)	(701,335)
Ending balance	$843,697	$1,079,872
During fiscal 2021 and 2022, we recognized approximately $353.1 million and $442.7 million, respectively, in revenue pertaining to deferred revenue as of the beginning of each period.
Remaining Performance Obligations
Total contracted but not recognized revenue was $1.4 billion at the end of fiscal 2022. Contracted but not recognized revenue consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. The value of orders that are contracted but have not been fulfilled and that can be canceled by customers, are excluded from remaining performance obligations. Of the $1.4 billion contracted but not recognized revenue at the end of fiscal 2022, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.

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
The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under the following circumstances:
•during any fiscal quarter if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;
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

The Notes consisted of the following (in thousands):

	At the End of Fiscal
	2021	2022
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(64,515)	(35,641)
Less: debt issuance costs, net of amortization	(4,671)	(2,580)
Net carrying amount of the Notes	$505,814	$536,779

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature		$136,333
Less: debt issuance costs		(3,068)
Additional paid-in capital		$133,265
The total estimated fair values of the Notes at the end of fiscal 2021 and 2022 were $649.0 million and $681.8 million. The fair values were determined based on the closing trading price per $100 of the Notes as of the last day of trading of fiscal 2021 and 2022. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $26.38 on the last day of fiscal 2022, the if-converted value of the Notes of $577.3 million was greater than its principal amount. At the end of fiscal 2022, the remaining term of the Notes is 14 months.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Fiscal Year Ended
	2021	2022
Amortization of debt discount	$26,863	$28,874
Amortization of debt issuance costs	1,944	2,091
Total amortization of debt discount and debt issuance costs	28,807	30,965
Contractual interest expense	718	732
Total interest expense related to the Notes	$29,525	$31,697

Effective interest rate of the liability component	5.6%	5.6%
In connection with the offering of the Notes, we paid $64.6 million to enter into capped call transactions with certain of the underwriters and their affiliates (the Capped Calls), whereby we have the option to purchase up to a total of 21,884,155 shares of our common stock to offset the dilution and/or any cash payments we are required to make in excess of the principal amount upon conversion of the Notes at maturity, with such offset subject to a cap of $39.66 per share (which represents a premium of 100% over the last reported sales price of our common stock on April 4, 2018), subject to certain adjustments (the Cap Price). However, for conversions prior to maturity, the Capped Calls would be settled at their fair value, which may not completely offset, and may be substantially less than, the value of the consideration in excess of the principal amount of the Notes delivered upon such conversion. The cost of the Capped Calls was accounted for as a reduction to additional paid-in capital on the consolidated balance sheet.

Impact on Earnings Per Share
The Notes will not impact our diluted earnings per share until the average market price of our common stock exceeds the conversion price of $26.27 per share, as we intend to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. Upon conversion at maturity, there will be no economic dilution from the Notes until the average market price of our common stock exceeds the Cap Price of $39.66 per share as the exercise of the Capped Calls would offset any dilution from the Notes from the conversion price up to the Cap Price. However, for conversions prior to maturity, the Capped Calls would be settled at their fair value, which is expected to substantially, but not completely, offset the economic dilution from the Notes from the conversion price up to the Cap Price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
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
In September 2020, we drew down $250.0 million under the Credit Facility which remained outstanding at the end of fiscal 2022. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.65% and 1.60% resulting in interest expense of $1.4 million and $4.1 million during fiscal 2021 and 2022. In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2022.

Note 8. Commitments and Contingencies
Leases
At the end of fiscal 2022, we had various non-cancelable operating and finance lease commitments for office facilities. Refer to Note 9—Leases for additional information regarding lease commitments.
Contractual Purchase Obligations
At the end of fiscal 2022, we had $289.0 million of non-cancelable contractual purchase obligations primarily related to inventory purchase commitments, software service and sponsorship contracts, and hosting arrangements. We have various manufacturing contracts with vendors in the conduct of the normal course of business. In order to manage future demand for its products, we enter into agreements with manufacturers and suppliers to procure inventory based upon certain criteria and timing.
Letters of Credit
At the end of fiscal 2021 and 2022, we had outstanding letters of credit in the aggregate amount of $6.7 million, in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.

Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of the end of fiscal 2022.
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
Note 9. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During fiscal 2021, we ceased use of certain leased facilities that resulted in the recognition of certain exit costs - see Note 10 for further information. In fiscal 2022, we entered into an agreement with a third party vendor to finance lease certain test equipment. The amount of test equipment acquired under the finance lease was not material.
The components of lease costs were as follows (in thousands):

	Fiscal Year Ended
	2021	2022
Fixed operating lease cost	$37,411	$37,598
Variable lease cost (1)	9,168	10,228
Short-term lease cost (12 months or less)	5,734	4,178
Total lease cost	$52,313	$52,004

(1) Variable lease cost predominantly included common area maintenance charges.

At the end of fiscal 2021, the weighted-average remaining lease term for our operating leases was 5.2 years, and the weighted-average discount rate for our operating leases was 5.8%. At the end of fiscal 2022, the weighted-average remaining lease term for our operating leases is 4.5 years, and the weighted-average discount rate for our operating leases was 5.7%. Future lease payments under our non-cancelable operating leases at the end of fiscal 2022 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
2023	$38,627
2024	33,565
2025	28,980
2026	20,314
2027	8,266
Thereafter	17,787
Total future lease payments	$147,539
Less: imputed interest	(18,962)
Present value of lease liabilities	$128,577

Note 10. Restructuring and Other
During fiscal 2021, we ceased use of certain leased facilities and recorded an impairment charge of $7.5 million for operating lease right-of-use assets and leasehold improvements for these leases. In addition, we recognized a liability of $2.4 million for the remaining lease costs that will continue to be incurred without benefit to us.
During fiscal 2021, we effected workforce realignment plans to streamline our operations and recognized $12.2 million of restructuring costs related to one-time involuntary termination benefit costs. The restructuring charges are included in restructuring and other expenses in our consolidated statement of operations. There was no remaining liability for unpaid amounts at the end of fiscal 2022.
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
Note 11. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of fiscal 2022, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. We have 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of fiscal 2022, 292,632,893 shares of Class A common stock were issued and outstanding.
Common Stock Reserved for Issuance
At the end of fiscal 2022, we had reserved shares of common stock for future issuance as follows:

Shares underlying outstanding stock options	12,268,938
Shares underlying outstanding restricted stock units	28,712,878
Shares reserved for future equity awards	17,402,448
Shares reserved for future employee stock purchase plan awards	5,283,083
Total	63,667,347
Share Repurchase Program
In August 2019, our board of directors approved a stock repurchase program to repurchase up to $150.0 million of our common stock, which was completed in the fourth quarter of fiscal 2021. In February 2021, our board of directors authorized the repurchase of up to an additional $200.0 million of our common stock, which was completed in the fourth quarter of fiscal 2022. In March 2022, our board of directors authorized the repurchase of up to an additional $250.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. As of April 5, 2022, $231.9 million of the repurchase authorization remained available.

We record the difference between cash paid for stock repurchases and underlying par value as a reduction to additional paid-in capital, to the extent the repurchases does not cause this balance to be reduced below zero, at which point the difference would be recorded as a reduction to accumulated deficit. During fiscal 2020, we repurchased and retired 867,657 shares of common stock at an average purchase price of $17.29 per share for an aggregate repurchase price of $15.0 million. During fiscal 2021, we repurchased and retired 9,526,556 shares of common stock at an average purchase price of $14.17 per share for an aggregate repurchase price of $135.0 million. During fiscal 2022, we repurchased and retired 8,489,168 shares of common stock at an average purchase price of $23.56 per share for an aggregate repurchase price of $200.0 million.
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
We initially reserved 27,000,000 shares of our common stock for issuance under our 2015 Plan. The number of shares reserved for issuance under our 2015 Plan increases automatically on the first day of each fiscal year, for a period of not more than ten years, commencing on February 1, 2016, in an amount equal to 5% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31 (the Evergreen Increase). In March 2022, our board of directors approved an amendment and restatement of the 2015 Plan to clarify the effect of our change to a 52/53 week fiscal year in September 2019 on the Evergreen Increase.
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

Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During fiscal 2020 and 2021, multiple ESPP resets resulted in total modification charges of $13.6 million and $23.8 million to be recognized over their new offering periods. There was no ESPP reset during fiscal 2022.
During fiscal 2020, 2021 and 2022, we recognized $24.5 million, $25.8 million and $35.4 million, of stock-based compensation expense related to our 2015 ESPP. At the end of fiscal 2022, total unrecognized stock-based compensation cost related to our 2015 ESPP was $9.9 million, which is expected to be recognized over a weighted-average period of approximately 0.8 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2021	18,558,974	$9.60	4.3	$251,503
Options exercised	(5,954,724)	8.15
Options forfeited/canceled	(335,312)	11.50
Balance at the end of fiscal 2022	12,268,938	$10.25	3.5	$198,266
Vested and exercisable at the end of fiscal 2022	11,565,305	$10.73	3.2	$180,978
The aggregate intrinsic value of options vested and exercisable at the end of fiscal 2022 is calculated based on the difference between the exercise price and the closing price of $26.38 of our common stock on the last day of fiscal 2022. The aggregate intrinsic value of options exercised during fiscal 2020, 2021 and 2022 was $106.6 million, $118.8 million and $105.1 million.
The total grant date fair value of options vested during fiscal 2020, 2021 and 2022 was $34.2 million, $20.1 million and $16.5 million.
During fiscal 2020, 2021 and 2022, we recognized $15.8 million, $8.6 million and $7.7 million, of stock-based compensation expense related to stock options. At the end of fiscal 2022, total unrecognized employee stock-based compensation cost related to outstanding options was $7.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

	Fiscal Year Ended
	2020	2021	2022
Employee Stock Options
Expected term (in years)	n/a	5.65	n/a
Expected volatility	n/a	52.07%	n/a
Risk-free interest rate	n/a	0.3%	n/a
Dividend rate	n/a	—	n/a
Fair value of common stock	n/a	$15.79	n/a
Employee Stock Purchase Plan
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	42% - 47%	52% - 113%	44% - 61%
Risk-free interest rate	1.7% - 2.5%	0.1% - 0.4%	0.1% - 0.2%
Dividend rate	—	—	—
Fair value of common stock	$17.76 - $20.87	$9.07 - $15.26	$23.63 - $26.69

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

RSUs and PRSUs
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2021	30,830,082	$15.77	$712,657
Granted	17,173,968	23.42
Vested	(12,955,468)	17.07
Forfeited	(6,335,704)	16.60
Unvested balance at the end of fiscal 2022	28,712,878	$19.53	$757,446
During fiscal 2022, we granted 1,600,373 shares of PRSUs, at a target percentage of 100%, with both performance and service vesting conditions payable in common stock, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. A total of 2,028,355 shares were earned at the end of fiscal 2022 based on the performance condition achieved and these shares are subject to service conditions through the vesting periods.
The aggregate fair value, as of the respective vesting dates, of RSUs and PRSUs that vested during fiscal 2020, 2021 and 2022 was $164.1 million, $183.4 million and $322.2 million.
During fiscal 2020, 2021 and 2022, we recognized $161.8 million, $199.1 million and $242.1 million in stock-based compensation expense related to RSUs and PRSUs. At the end of fiscal 2022, total unrecognized employee compensation cost related to unvested RSUs and PRSUs was $503.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2021	557,836	$19.06	$12,903
Vested	(440,687)	18.78
Forfeited	(62,172)	20.22
Unvested balance at the end of fiscal 2022	54,977	$20.02	$1,450
All unvested shares of restricted stock are subject to cancellation to the extent vesting conditions are not met. The aggregate fair value of restricted stock that vested during fiscal 2020, 2021 and 2022 was $24.2 million, $18.3 million and $10.4 million.
During fiscal 2020, 2021 and 2022, we recognized $24.6 million, $9.3 million and $1.8 million in stock-based compensation expense related to restricted stock. At the end of fiscal 2022, total unrecognized employee compensation cost related to unvested restricted stock was not material, which is expected to be recognized over a weighted-average period of approximately 0.1 years.

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Fiscal Year Ended
	2020	2021	2022
Cost of revenue—product	$3,732	$4,001	$6,334
Cost of revenue—subscription services	14,403	14,979	21,240
Research and development	107,658	117,220	142,264
Sales and marketing	67,560	65,248	71,439
General and administrative	33,352	40,896	45,686
Total stock-based compensation expense	$226,705	$242,344	$286,963
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 13. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs and PRSUs, unvested restricted stock, our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. These potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended
	2020	2021	2022

Net loss	$(200,987)	$(282,076)	$(143,259)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	252,820	267,824	285,882
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(1.05)	$(0.50)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	2020	2021	2022
Stock options to purchase common stock	31,315	23,180	15,686
Unvested RSUs and PRSUs	24,374	31,980	32,491
Unvested restricted stock	2,614	1,145	257
Shares related to convertible senior notes	21,884	21,884	21,884
Shares issuable pursuant to the ESPP	1,031	2,148	2,122
Total	81,218	80,337	72,440

Note 14. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2020	2021	2022
Interest income (1)	$27,241	$17,442	$9,371
Interest expense (2)	(27,897)	(31,403)	(36,677)
Foreign currency transactions (losses) gains	(3,396)	2,507	(5,235)
Other income	669	2,327	2,443
Total other income (expense), net	$(3,383)	$(9,127)	$(30,098)
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

Note 15. Income Taxes
The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2020	2021	2022

Domestic	$(212,672)	$(312,119)	$(192,058)
International	18,006	41,959	63,562
Total	$(194,666)	$(270,160)	$(128,496)

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2020	2021	2022
Current:
State	$538	$442	$592
Foreign	7,774	8,006	12,525
Total	$8,312	$8,448	$13,117
Deferred:
Federal	$(1,559)	$(218)	$—
State	(198)	—	—
Foreign	(234)	3,686	1,646
Total	$(1,991)	$3,468	$1,646
Provision for income taxes	$6,321	$11,916	$14,763

The reconciliation of income taxes at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2020	2021	2022

Tax at federal statutory rate	$(40,880)	$(56,734)	$(26,984)
State tax, net of federal benefit	210	349	468
Stock-based compensation expense	(6,683)	(604)	(19,658)
Research and development tax credits	(11,033)	(14,138)	(16,783)
U.S. taxes on foreign income	—	14,021	25,059
Foreign rate differential	2,935	2,282	(1,698)
Change in valuation allowance	61,050	63,146	48,270
Non-deductible expenses	—	—	4,381
Other	722	3,594	1,708
Provision for income taxes	$6,321	$11,916	$14,763

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	At the End of Fiscal
	2021	2022

Deferred tax assets:
Net operating loss carryforwards	$308,250	$369,904
Tax credit carryover	104,247	134,085
Accruals and reserves	22,263	22,625
Deferred revenue	69,886	66,242
Stock-based compensation expense	28,310	25,247
Depreciation and amortization	120	—
Charitable contribution carryforwards	229	290
Interest expense limitation (163(j))	110	—
ASC 842 lease liabilities	33,302	28,577
Other	—	1,589
Total deferred tax assets	$566,717	$648,559
Valuation allowance	(484,437)	(554,553)
Total deferred tax assets, net of valuation allowance	$82,280	$94,006
Deferred tax liabilities:
Depreciation and amortization	$—	$(12,992)
Deferred commissions	(41,526)	(53,219)
Convertible debt	(8,147)	(4,642)
ASC 842 right-of-use assets	(29,183)	(24,608)
Acquired intangibles and goodwill	(8,727)	(6,850)
Intercompany interest	—	(874)
Other	(2,230)	—
Total deferred tax liabilities	$(89,813)	$(103,185)
Net deferred tax liabilities	$(7,533)	$(9,179)

At the end of fiscal 2022, the undistributed earnings of $134.2 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
At the end of fiscal 2022, we had net operating loss carryforwards for federal income tax purposes of approximately $1.5 billion and state income tax purposes of approximately $858.7 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2028 for federal and state income tax purposes.
We had federal and state research and development tax credit carryforwards of approximately $98.7 million and $88.0 million at the end of fiscal 2022. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $98.6 million and $70.1 million, respectively, during fiscal 2021 and 2022.
Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	2020	2021	2022
Gross unrecognized tax benefits—beginning balance	$18,891	$28,570	$39,571
Decreases related to tax positions taken during prior years	(34)	(345)	(173)
Increases related to tax positions taken during prior years	408	1,881	1,201
Increases related to tax positions taken during current year	9,305	9,465	10,983
Gross unrecognized tax benefits—ending balance	$28,570	$39,571	$51,582
At the end of fiscal 2022, our gross unrecognized tax benefit was approximately $51.6 million, $3.5 million of which if recognized, would have an impact on the effective tax rate.
At the end of fiscal 2022, we had no current or cumulative interest and penalties related to uncertain tax positions.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Fiscal Year Ended
	2020	2021	2022

United States	$1,184,923	$1,195,428	$1,580,022
Rest of the world	458,517	488,751	600,826
Total revenue	$1,643,440	$1,684,179	$2,180,848

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of Fiscal
	2021	2022
United States	$152,859	$187,228
Rest of the world	10,182	8,054
Total long-lived assets	$163,041	$195,282

Note 17. 401(k) Plan
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 85% of their eligible compensation, subject to certain limitations. We currently match 50% of employees' contributions up to a maximum of $4,000 annually. Matching contributions immediately vest. Our contributions to the plan were $8.6 million, $10.2 million and $11.1 million during fiscal 2020, 2021 and 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that, as of the end of fiscal 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2022.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders (2022 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended February 6, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Our independent public accounting firm is Deloitte & Touche LLP, San Jose, CA, PCAOB ID No. 34
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

 Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

4.3	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018

4.4	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.3 hereto)	8-K	001-37570	4.1	4/10/2018

4.5	Description of Registrant's Securities.	10-K	001-37570	4.5	3/27/2020

10.1+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.3*+	Pure Storage, Inc. 2015 Equity Incentive Plan.	—	—	—	—

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.5+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.6+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018

10.7+	Pure Storage, Inc. Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	001-37570	10.1	8/30/2019

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.10+	Transition Services, Separation & Release Agreement by and between Pure Storage, Inc. and Paul Mountford dated as of November 3, 2020.	10-Q	001-37570	10.14	12/9/2020

10.11+	Offer Letter by and between Pure Storage, Inc. and Kevan Krysler, dated November 15, 2019	10-Q	001-37570	10.2	12/9/2019

10.12+	Pure Storage, Inc. Change in Control Severance Benefit Plan.	10-Q	001-37570	10.12	12/9/2020
10.13	Credit Agreement, dated as of August 24, 2020 by and among Pure Storage, Inc., the Lenders party thereto and Barclays Bank PLC, as administrative agent, issuing bank and swingline lender.	10-Q	001-37570	10.13	9/11/2020

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
10.14+	Pure Storage, Inc. Employee Cash Incentive Plan.	8-K	001-37570	10.2	3/16/2018

10.15*+	Consulting Agreement dated December 15, 2021 between Pure Storage, Inc.and Mark Garrett	—	—	—	—
10.16*+	Offer Letter by and between Pure Storage, Inc. and Ajay Singh, dated December 8, 2020	—	—	—	—
10.17*+	Offer Letter by and between Pure Storage, Inc. and Mona Chu, dated February 28, 2022	—	—	—	—
21.1*	Subsidiaries of the Registrant.	—	—	—	—

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 6, 2022

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

Signature	Title	Date
/s/ Charles Giancarlo	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 6, 2022
Charles Giancarlo
/s/ Kevan Krysler	Chief Financial Officer (Principal Financial Officer)	April 6, 2022
Kevan Krysler
/s/ Mona Chu	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 6, 2022
Mona Chu
/s/ Scott Dietzen	Vice Chairman and Director	April 6, 2022
Scott Dietzen
/s/ John Colgrove	Chief Visionary Officer and Director	April 6, 2022
John Colgrove
/s/ Andrew Brown	Director	April 6, 2022
Andrew Brown
/s/ John Murphy	Director	April 6, 2022
John Murphy
/s/ Jeff Rothschild	Director	April 6, 2022
Jeff Rothschild
/s/ Roxanne Taylor	Director	April 6, 2022
Roxanne Taylor
/s/ Susan Taylor	Director	April 6, 2022
Susan Taylor
/s/ Greg Tomb	Director	April 6, 2022
Greg Tomb
/s/ Mallun Yen	Director	April 6, 2022
Mallun Yen