Form 10-Q
period 2022-05-08
Pure Storage, Inc.
filed 2022-06-16
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 8, 2022
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

As of June 8, 2022, the registrant had 296,021,678 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended May 8, 2022

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations regarding inflation, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the success of acquired technologies, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related restrictions and its impact on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2022	First Quarter of Fiscal 2023

ASSETS
Current assets:
Cash and cash equivalents	$466,199	$455,237
Marketable securities	947,073	836,725
Accounts receivable, net of allowance of $945 and $1,030	542,144	345,933
Inventory	38,942	41,301
Deferred commissions, current	81,589	67,448
Prepaid expenses and other current assets	116,232	127,967
Total current assets	2,192,179	1,874,611
Property and equipment, net	195,282	207,289
Operating lease right-of-use assets	111,763	112,926
Deferred commissions, non-current	164,718	163,550
Intangible assets, net	62,646	58,595
Goodwill	358,736	358,736
Restricted cash	10,544	10,544
Other assets, non-current	39,447	42,101
Total assets	$3,135,315	$2,828,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,704	$58,668
Accrued compensation and benefits	205,431	111,131
Accrued expenses and other liabilities	78,511	84,292
Operating lease liabilities, current	35,098	37,370
Deferred revenue, current	562,576	577,348
Debt, current	—	572,556
Total current liabilities	952,320	1,441,365
Long-term debt	786,779	—
Operating lease liabilities, non-current	93,479	91,639
Deferred revenue, non-current	517,296	535,125
Other liabilities, non-current	31,105	33,129
Total liabilities	2,380,979	2,101,258
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 292,633 and 297,132 Class A shares issued and outstanding	29	30
Additional paid-in capital	2,470,943	2,367,577
Accumulated other comprehensive loss	(8,365)	(18,845)
Accumulated deficit	(1,708,271)	(1,621,668)
Total stockholders’ equity	754,336	727,094
Total liabilities and stockholders’ equity	$3,135,315	$2,828,352

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	First Quarter of Fiscal
	2022	2023

Revenue:
Product	$249,888	$401,161
Subscription services	162,819	219,244
Total revenue	412,707	620,405
Cost of revenue:
Product	79,064	125,484
Subscription services	51,777	68,495
Total cost of revenue	130,841	193,979
Gross profit	281,866	426,426
Operating expenses:
Research and development	131,381	161,273
Sales and marketing	183,496	218,153
General and administrative	43,146	51,567
Total operating expenses	358,023	430,993
Loss from operations	(76,157)	(4,567)
Other income (expense), net	(4,727)	(6,181)
Loss before provision for income taxes	(80,884)	(10,748)
Provision for income taxes	3,322	787
Net loss	$(84,206)	$(11,535)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	280,331	295,843

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	First Quarter of Fiscal
	2022	2023

Net loss	$(84,206)	$(11,535)
Other comprehensive loss:
Unrealized net losses on available-for-sale securities	(2,219)	(10,487)
Less: reclassification adjustment for net (gains) losses on available-for-sale securities included in net loss	(423)	7
Change in unrealized net losses on available-for-sale securities	(2,642)	(10,480)
Comprehensive loss	$(86,848)	$(22,015)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Quarter of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	1,331	—	7,895	—	—	7,895
Stock-based compensation expense	—	—	61,764	—	—	61,764
Vesting of restricted stock units	3,082	—	—	—	—	—
Tax withholding on vesting of equity awards	(226)	—	(5,050)	—	—	(5,050)
Common stock issued under employee stock purchase plan	2,185	—	17,726	—	—	17,726
Repurchases of common stock	(1,383)	—	(30,020)	—	—	(30,020)
Other comprehensive loss	—	—	—	(2,642)	—	(2,642)
Net loss	—	—	—	—	(84,206)	(84,206)
Balance at the end of the first quarter of fiscal 2022	283,352	$28	$2,359,895	$4,768	$(1,649,218)	$715,473

	First Quarter of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	$(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	1,233	—	11,433	—	—	11,433
Stock-based compensation expense	—	—	75,685	—	—	75,685
Vesting of restricted stock units	3,608	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(295)	—	(10,194)	—	—	(10,194)
Common stock issued under employee stock purchase plan	2,087	—	19,396	—	—	19,396
Repurchases of common stock	(2,134)	—	(66,420)	—	—	(66,420)
Other comprehensive loss	—	—	—	(10,480)	—	(10,480)
Net loss	—	—	—	—	(11,535)	(11,535)
Balance at the end of the first quarter of fiscal 2023	297,132	$30	$2,367,577	$(18,845)	$(1,621,668)	$727,094

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Quarter of Fiscal
	2022	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,206)	$(11,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,826	22,663
Amortization of debt discount and debt issuance costs	7,403	801
Stock-based compensation expense	61,334	74,571
Other	2,621	146
Changes in operating assets and liabilities:
Accounts receivable, net	133,380	196,129
Inventory	(3,508)	(1,699)
Deferred commissions	2,049	15,309
Prepaid expenses and other assets	(30,407)	(11,742)
Operating lease right-of-use assets	7,581	7,749
Accounts payable	(24,354)	(7,419)
Accrued compensation and other liabilities	(84,837)	(88,963)
Operating lease liabilities	(6,897)	(8,480)
Deferred revenue	22,463	32,602
Net cash provided by operating activities	21,448	220,132
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(27,829)	(32,810)
Purchases of marketable securities	(171,563)	(17,251)
Sales of marketable securities	85,537	—
Maturities of marketable securities	65,740	116,175
Net cash (used in) provided by investing activities	(48,115)	66,114
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	8,016	11,405
Proceeds from issuance of common stock under employee stock purchase plan	17,726	19,396
Principal payments on borrowings and finance lease obligations	(344)	(251,395)
Tax withholding on vesting of equity awards	(5,050)	(10,194)
Repurchases of common stock	(30,020)	(66,420)
Net cash used in financing activities	(9,672)	(297,208)
Net decrease in cash, cash equivalents and restricted cash	(36,339)	(10,962)
Cash, cash equivalents and restricted cash, beginning of period	347,691	476,743
Cash, cash equivalents and restricted cash, end of period	$311,352	$465,781

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$300,808	$455,237
Restricted cash	10,544	10,544
Cash, cash equivalents and restricted cash, end of period	$311,352	$465,781
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,455	$715
Cash paid for income taxes	$3,750	$1,848
Cash paid for amounts included in the measurement of operating lease liabilities	$8,820	$11,924
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$8,366	$6,413
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,495	$8,912

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2022 was February 6, 2022 and for fiscal 2023 will be February 5, 2023. The first quarter of fiscal 2022 and 2023 ended on May 2, 2021 and May 8, 2022. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There were no material changes in the first quarter of fiscal 2023 to our significant accounting policies as described in our Annual Report on Form 10-K for fiscal 2022.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2022.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2023 or any future period.
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
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2022 and the first quarter of fiscal 2023, we had restricted cash of $10.5 million.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Pronouncement
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS) which results in the inclusion of the effect of share settlement for instruments that may be settled in cash or shares. We adopted the standard as of February 7, 2022 using the modified retrospective basis. Adoption resulted in an adjustment of $133.3 million to reclassify the remaining balance of the conversion feature recorded in additional paid-in capital to convertible senior notes (the Notes) of $35.2 million and accumulated deficit of $98.1 million on the condensed consolidated balance sheet. Accordingly, we no longer carry an equity component of the Notes. There was no impact to diluted EPS as the inclusion of potential shares of common stock related to the Notes was anti-dilutive. For further information, see Note 6, Debt, and Note 11, Net Loss per Share Attributable to Common Stockholders.
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
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the valuation hierarchy at the end of fiscal 2022 and the first quarter of fiscal 2023 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$29,275	$18,731	$—	$10,544
Level 2
U.S. government treasury notes	336,303	512	(2,176)	334,639	—	334,639	—
U.S. government agencies	49,153	49	(193)	49,009	—	49,009	—
Corporate debt securities	491,728	384	(4,731)	487,381	200	487,181	—
Foreign government bonds	12,333	37	(17)	12,353	—	12,353	—
Asset-backed securities	60,361	111	(453)	60,019	—	60,019	—
Municipal bonds	3,950	—	(78)	3,872	—	3,872	—
Total	$953,828	$1,093	$(7,648)	$976,548	$18,931	$947,073	$10,544

	At the End of the First Quarter of Fiscal 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$121,080	$110,536	$—	$10,544
Level 2
U.S. government treasury notes	298,420	86	(4,491)	294,015	10,660	283,355	—
U.S. government agencies	41,783	12	(389)	41,406	—	41,406	—
Corporate debt securities	460,182	15	(11,019)	449,178	—	449,178	—
Foreign government bonds	8,304	2	(51)	8,255	—	8,255	—
Asset-backed securities	51,781	17	(1,053)	50,745	—	50,745	—
Municipal bonds	3,950	—	(164)	3,786	—	3,786	—
Total	$864,420	$132	$(17,167)	$968,465	$121,196	$836,725	$10,544

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the First Quarter of Fiscal 2023
	Amortized Cost	Fair Value
Due within one year	$376,161	$374,085
Due in one to five years	476,309	461,426
Due in five to ten years	1,290	1,214
Total	$853,760	$836,725

Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that has resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the first quarter of fiscal 2022 and 2023.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2022 and the first quarter of fiscal 2023, aggregated by investment category (in thousands):

	At the End of Fiscal 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$193,359	$(2,176)	$—	$—	$193,359	$(2,176)
U.S. government agencies	24,388	(193)	—	—	24,388	(193)
Corporate debt securities	374,223	(4,708)	1,182	(23)	375,405	(4,731)
Foreign government bonds	4,098	(17)	—	—	4,098	(17)
Asset-backed securities	37,608	(453)	—	—	37,608	(453)
Municipal bonds	3,872	(78)	—	—	3,872	(78)
Total	$637,548	$(7,625)	$1,182	$(23)	$638,730	$(7,648)

	At the End of the First Quarter of Fiscal 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$190,579	$(4,381)	$3,488	$(110)	$194,067	$(4,491)
U.S. government agencies	29,394	(389)	—	—	29,394	(389)
Corporate debt securities	424,652	(10,555)	13,368	(464)	438,020	(11,019)
Foreign government bonds	3,743	(51)	—	—	3,743	(51)
Asset-backed securities	35,011	(1,053)	—	—	35,011	(1,053)
Municipal bonds	3,786	(164)	—	—	3,786	(164)
Total	$687,165	$(16,593)	$16,856	$(574)	$704,021	$(17,167)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value Measurements of Other Financial Instruments
We measure the fair value of our Notes on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at the end of the first quarter of fiscal 2023 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes at the end of the first quarter of fiscal 2023.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2022	First Quarter of Fiscal 2023
Raw materials	$15,734	$17,366
Finished goods	23,208	23,935
Inventory	$38,942	$41,301
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2022	First Quarter of Fiscal 2023
Test equipment	$266,672	$281,577
Computer equipment and software	206,053	213,616
Furniture and fixtures	8,652	8,504
Leasehold improvements	47,443	48,431
Capitalized software development costs	8,528	12,020
Total property and equipment	537,348	564,148
Less: accumulated depreciation and amortization	(342,066)	(356,859)
Property and equipment, net	$195,282	$207,289

Depreciation and amortization expense related to property and equipment was $14.5 million and $19.3 million for the first quarter of fiscal 2022 and 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2022			First Quarter of Fiscal 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(13,544)	$5,581	$19,125	$(13,864)	$5,261
Developed technology	80,166	(30,304)	49,862	80,166	(33,504)	46,662
Customer relationships	6,459	(1,246)	5,213	6,459	(1,476)	4,983
Trade name	3,623	(1,633)	1,990	3,623	(1,934)	1,689
Intangible assets, net	$109,373	$(46,727)	$62,646	$109,373	$(50,778)	$58,595

 Intangible assets amortization expense was $4.3 million and $4.1 million for the first quarter of fiscal 2022 and 2023. At the end of the first quarter of fiscal 2023, the weighted-average remaining amortization period was 1.9 years for technology patents, 3.7 years for developed technology, 5.4 years for customer relationships, and 1.4 years for trade name. We recorded amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the first quarter of fiscal 2023, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2023	$12,146
2024	15,776
2025	14,991
2026	12,396
2027	2,673
Thereafter	613
Total	$58,595
Goodwill
As of the end of fiscal 2022 and the first quarter of fiscal 2023, goodwill was $358.7 million. There were no impairments to goodwill during the first quarter of fiscal 2022 and 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2022	First Quarter of Fiscal 2023
Taxes payable	$6,312	$5,477
Accrued marketing	13,257	7,966
Accrued cloud and outside services	6,135	7,300
Supply chain-related accruals	6,991	11,509
Accrued service logistics and professional services	6,244	6,444
Acquisition earn-out	5,211	6,958
Customer deposits from contracts with customers	10,409	9,699
Other accrued liabilities	23,952	28,939
Total accrued expenses and other liabilities	$78,511	$84,292

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2022	2023
Beginning balance	$187,924	$246,307
Additions	29,189	26,484
Recognition of deferred commissions	(31,238)	(41,793)
Ending balance	$185,875	$230,998
Of the $231.0 million total deferred commissions balance at the end of the first quarter of fiscal 2023, we expect to recognize approximately 29% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the first quarter of fiscal 2022 and 2023.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2022	2023
Beginning balance	$843,697	$1,079,872
Additions	186,851	244,580
Recognition of deferred revenue	(164,388)	(211,979)
Ending balance	$866,160	$1,112,473
Revenue recognized during the first quarter of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $145.1 million and $197.1 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $1.4 billion at the end of the first quarter of fiscal 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Of the $1.4 billion contracted but not recognized revenue at the end of the first quarter of fiscal 2023, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.

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
The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment. Holders of the Notes may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under the following circumstances:
•during any fiscal quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

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
As described in Note 2, we adopted ASU 2020-06 effective February 7, 2022 using the modified retrospective method, under which financial results reported in prior periods were not adjusted. Prior to the adoption of this standard, we separated the Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Notes as a whole and determined to be $136.3 million. This amount was recorded in additional paid-in capital with the offset representing a debt discount that was amortized to interest expense over the term of the Notes using the effective interest method. Total debt issuance costs incurred of $12.9 million were allocated to the liability and equity components based on their relative carrying amounts, of which $9.8 million was allocated to the liability component as a reduction to the Notes and $3.1 million was allocated to the equity component of the Notes as a reduction to additional paid-in capital. The issuance costs attributable to the liability component is also being amortized to interest method over the term of the Notes using the effective interest method. Upon adoption of ASU 2020-06, we combined the liability and equity components assuming that the instrument was accounted for as a single liability from inception to the date of adoption, resulting in the elimination of the debt discount. Similarly, we combined the liability and equity components of the debt issuance costs, the result of which is presented as a reduction to the Notes. After the adoption of ASU 2020-06, the carrying amount of the Notes was $572.6 million as of the end of the first quarter of fiscal 2023, with principal of $575.0 million, net of debt issuance costs of $2.4 million. The debt issuance costs are being amortized to interest expense using the effective interest method over the remaining term of the Notes.
The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2022	First Quarter of Fiscal 2023
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(35,641)	—
Less: debt issuance costs, net of amortization	(2,580)	(2,444)
Net carrying amount of the Notes	$536,779	$572,556

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature	$136,333	$—
Less: debt issuance costs	(3,068)	—
Additional paid-in capital	$133,265	$—
The total estimated fair value of the Notes at the end of the first quarter of fiscal 2023 was $676.6 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $27.38 on the last day of the first quarter of fiscal 2023, the if-converted value of the Notes of $599.2 million was greater than its principal amount. At the end of the first quarter of fiscal 2023, the remaining term of the Notes is approximately 11 months.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth total interest expense recognized related to the Notes for the first quarter of fiscal 2022 and 2023 (in thousands):

	First Quarter of Fiscal
	2022	2023
Amortization of debt discount	$6,760	$—
Amortization of debt issuance costs	490	648
Total amortization of debt discount and debt issuance costs	7,250	648
Contractual interest expense	175	179
Total interest expense related to the Notes	$7,425	$827

Effective interest rate of the liability component	5.6%	0.6%

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

Impact on Earnings Per Share
The Notes will not impact our diluted EPS until the average market price of our common stock exceeds the conversion price of $26.27 per share, as we intend to settle the principal amount of the Notes in cash upon conversion. We are required under the if-converted method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. Upon conversion at maturity, there will be no economic dilution from the Notes until the average market price of our common stock exceeds the Cap Price of $39.66 per share as exercise of the Capped Calls would offset any dilution from the Notes from the conversion price up to the Cap Price. However, for conversions prior to maturity, the Capped Calls would be settled at their fair value, which is expected to substantially, but not completely, offset the economic dilution from the Notes from the conversion price up to the Cap Price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility. The outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.61% and 1.61% resulting in interest expense of $1.0 million and $0.3 million during the first quarter of fiscal 2022 and 2023.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the first quarter of fiscal 2023.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2022 and the first quarter of fiscal 2023, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the first quarter of fiscal 2023.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the first quarter of fiscal 2023, we capitalized a data center lease with total undiscounted cash flows of $9.4 million. During fiscal 2022, we entered into an agreement with a third party vendor to finance lease certain test equipment. The amount of test equipment acquired under the finance lease was not material at the end of the first quarter of fiscal 2023.
The components of lease costs related to our operating leases during the periods presented were as follows (in thousands):

	First Quarter of Fiscal
	2022	2023
Fixed operating lease cost	$9,756	$10,318
Variable lease cost (1)	1,995	1,890
Short-term lease cost (12 months or less)	1,101	852
Total lease cost	$12,852	$13,060
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
At the end of the first quarter of fiscal 2023, the weighted-average remaining lease term for our operating leases was 4.4 years and the weighted-average discount rate for our operating leases was 5.63%. Future lease payments under our non-cancelable operating leases at the end of the first quarter of fiscal 2023 were as follows (in thousands):

Fiscal Years Ending	Operating Leases
The remainder of 2023	$31,268
2024	36,179
2025	31,647
2026	22,125
2027	8,266
Thereafter	17,786
Total future lease payments	147,271
Less: imputed interest	(18,262)
Present value of lease liabilities	$129,009
In June 2022, we entered into an eight year sublease agreement through July 2030 for a new headquarters facility in Santa Clara, California for total lease obligations, including operating expenses, of approximately $143.0 million.
Note 9. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the first quarter of fiscal 2023, there were no shares of preferred stock issued or outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the first quarter of fiscal 2023, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the first quarter of fiscal 2023, 297,132,430 shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In March 2022, our board of directors authorized the repurchase of up to an additional $250.0 million of our common stock. During the first quarter of fiscal 2023, we repurchased and retired 2,134,290 shares of common stock at an average purchase price of $31.10 per share for an aggregate repurchase price of $66.4 million. At the end of the first quarter of fiscal 2023, $183.6 million remained available for future share repurchases under our current repurchase authorization.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. There was no ESPP reset during the first quarter of fiscal 2022 and 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense related to our 2015 ESPP was $7.6 million and $6.9 million during the first quarter of fiscal 2022 and 2023. At the end of the first quarter of fiscal 2023, total unrecognized stock-based compensation cost related to our 2015 ESPP was $32.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2022	12,268,938	$10.25	3.5	$198,266
Options exercised	(1,232,899)	9.27
Options forfeited	(8,690)	1.88
Balance at the end of the first quarter of fiscal 2023	11,027,349	$10.37	3.4	$187,989
Vested and exercisable at the end of the first quarter of fiscal 2023	10,484,441	$10.77	3.2	$174,121

The aggregate intrinsic value of options vested and exercisable at the end of the first quarter of fiscal 2023 is calculated based on the difference between the exercise price and the closing price of $27.38 of our common stock on the last day of the first quarter of fiscal 2023.
Stock-based compensation expense recognized related to stock options was $2.3 million and $1.5 million during the first quarter of fiscal 2022 and 2023.
At the end of the first quarter of fiscal 2023, total unrecognized employee stock-based compensation cost related to outstanding options was $6.0 million, which is expected to be recognized over a weighted-average period of 1.4 years.
RSUs and Performance RSUs (PRSUs)
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2022	28,712,878	$19.53	$757,446
Granted	9,992,401	31.02
Vested	(3,608,468)	18.75
Forfeited	(1,002,438)	19.72
Unvested balance at the end of the first quarter of fiscal 2023	34,094,373	$22.97	$933,532
RSUs granted during the first quarter of fiscal 2023, include PRSUs for 1,147,187 shares of common stock, at a target percentage of 100%, with both performance and service vesting conditions, from 0% to 150% of the target number granted, contingent upon the degree to which the performance condition is met. Any portion of shares that are not earned will be canceled. In addition, during the first quarter of fiscal 2023, we issued 647,586 PRSUs and canceled 34,960 PRSUs based on the actual attainment of fiscal 2022 performance conditions for previously issued PRSUs, with the PRSUs issued subject to service conditions through the remaining vesting periods.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense recognized related to RSUs and PRSUs was $51.6 million and $66.2 million during the first quarter of fiscal 2022 and 2023. At the end of the first quarter of fiscal 2023, total unrecognized employee stock-based compensation cost related to unvested RSUs and PRSUs was $721.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2022	54,977	$20.02	$1,450
Vested	(54,977)	20.02
Forfeited	—	—
Unvested balance at the end of the first quarter of fiscal 2023	—	$—	$—

Stock-based compensation expense recognized related to restricted stock was $0.6 million and de minimis during the first quarter of fiscal 2022 and 2023.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	First Quarter of Fiscal
	2022	2023
Cost of revenue—product	$1,347	$1,863
Cost of revenue—subscription services	4,406	5,356
Research and development	30,421	36,517
Sales and marketing	16,808	18,345
General and administrative	8,352	12,490
Total stock-based compensation expense	$61,334	$74,571
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 11. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs and PRSUs, unvested restricted stock, the shares underlying the conversion option in our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. The adoption of ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of our Notes on diluted EPS. As we had net losses in both the first quarter of fiscal 2022 and 2023, all potentially dilutive common stock equivalents, including from our Notes, have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	First Quarter of Fiscal
	2022	2023
Net loss	$(84,206)	$(11,535)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	280,331	295,843
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.04)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	First Quarter of Fiscal
	2022	2023
Stock options to purchase common stock	17,856	11,555
Unvested RSUs and PRSUs	32,876	29,150
Unvested restricted stock	471	25
Shares related to convertible senior notes	21,884	21,884
Shares issuable pursuant to the ESPP	1,049	610
Total	74,136	63,224

Note 12. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	First Quarter of Fiscal
	2022	2023
Interest income(1)	$2,774	$1,956
Interest expense(2)	(8,659)	(1,482)
Foreign currency transactions gains (losses)	36	(6,399)
Other income (expense)	1,122	(256)
Total other income (expense), net	$(4,727)	$(6,181)
____________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense in the first quarter of fiscal 2022 includes non-cash interest expense related to amortization of the debt discount and debt issuance costs and the contractual interest expense related to our debt. Interest expense in the first quarter of fiscal 2023 includes non-cash interest expense related to debt issuance costs and the contractual interest expense related to our debt.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and state income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our loss before income taxes and the income tax provision recorded was primarily attributable to changes in our valuation allowance, U.S. taxes on foreign income and stock-based compensation expense.
At the end of the first quarter of fiscal 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2022.
Note 14. Segment Information
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	First Quarter of Fiscal
	2022	2023

United States	$295,107	$464,535
Rest of the world	117,600	155,870
Total revenue	$412,707	$620,405

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2022	First Quarter of Fiscal 2023

United States	$187,228	$198,907
Rest of the world	8,054	8,382
Total long-lived assets	$195,282	$207,289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended February 6, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the COVID-19 pandemic, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is the first Sunday after January 30.
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
Recent Developments
In June 2022, we held Pure//Accelerate® techfest22, our annual user conference, and introduced a number of new portfolio and service offerings including:

•Expanding the Evergreen family: To advance our leadership in delivering Storage-as-a-Service (STaaS) while delivering Evergreen benefits to customers wherever they are in their journey to embracing flexible delivery models, we are expanding our broad portfolio of Evergreen offerings:

◦Evergreen//Forever: Formerly known as Evergreen Gold
◦Evergreen//Flex, a fleet-level Evergreen subscription, which gives customers a utilization-based consumption model and flexibility to deploy and shift capacity across their fleet over time.
◦Evergreen//One: Formerly known as Pure as-a-Service

•Next-Generation FlashBlade platform: The FlashBlade//S delivers a new modular architecture built on uniquely co-designed hardware and software. The new platform leverages a nearly unlimited scalable metadata architecture, offering more than double the density, performance, and power efficiencies of previous versions.

Supply Chain and Inflation
We continue to actively monitor, evaluate and respond to developments relating to supply chain challenges and inflationary environment. During the first quarter of fiscal 2023, we continued to minimize delays and deliver for our customers despite a persistent challenging supply chain environment. We also achieved increased profitability and cash flows during the quarter resulting from our revenue growth and continued operational discipline despite higher labor, supply chain and travel costs.
Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance. See "Risk Factors" in Part II, Item 1A. for additional details.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our storage infrastructure products, FlashArray and FlashBlade, and subscription services which include our Evergreen Storage subscription, our unified subscription that includes Evergreen//One (formerly known as Pure as-a-Service) and Cloud Block Store, and Portworx. Subscription services revenue also include our professional services offerings such as installation and implementation consulting services.
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

Research and Development. Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, data center and cloud services costs, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expenses to increase in absolute dollars and it may decrease as a percentage of revenue.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expenses to increase in absolute dollars and it may decrease as a percentage of revenue as we continue to realize efficiencies from scaling our business.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	First Quarter of Fiscal		Change
	2022	2023	$	%
(dollars in thousands, unaudited)
Product revenue	$249,888	$401,161	$151,273	61%
Subscription services revenue	162,819	219,244	56,425	35%
Total revenue	$412,707	$620,405	$207,698	50%
Total revenue increased by $207.7 million, or 50%, during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, driven by demand from both enterprise and commercial customers across our entire product and solutions portfolio and key geographies.

The increase in product revenue during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was driven by sales from our entire portfolio of FlashArray and FlashBlade products and sales to existing customers. In addition, we recognized approximately $60 million of revenue during first quarter of fiscal 2023 relating to orders with several of our larger enterprise customers in the U.S. that we had forecasted to occur later in our fiscal year. The increase in subscription services revenue during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was largely driven by increases in sales of both our Evergreen Storage subscription services, and our unified subscription that includes Evergreen//One (formerly known as Pure as-a-Service) and Cloud Block Store, as well as increased recognition of deferred subscription services revenue contracts.
During the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, total revenue in the United States grew 57% from $295.1 million to $464.5 million and total rest of the world revenue grew 33% from $117.6 million to $155.9 million. For further details on revenue by geography, see Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Subscription Annual Recurring Revenue (ARR)
We use Subscription ARR as a key business metric to evaluate the performance of subscription services. Subscription ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations and is not intended as a substitute for any of these items.
Subscription ARR is calculated as the total annualized contract value of all active customer subscription agreements, including our Evergreen Storage subscription contracts, at the end of the fiscal quarter, plus on-demand revenue during the current fiscal quarter ended multiplied by four. Contract values are established prior to any adjustments made in accordance with ASC 606.
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands):

	At the End of		Year-over-Year Growth
	First Quarter of Fiscal 2022	First Quarter of Fiscal 2023	%
Subscription annual recurring revenue	$697,327	$899,800	29%
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	First Quarter of Fiscal
	2022	2023
Beginning balance	$843,697	$1,079,872
Additions	186,851	244,580
Recognition of deferred revenue	(164,388)	(211,979)
Ending balance	$866,160	$1,112,473
Revenue recognized during the first quarter of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $145.1 million and $197.1 million.

Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1.4 billion at the end of the first quarter of fiscal 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors and have increased year over year. Of the $1.4 billion RPO at the end of the first quarter of fiscal 2023, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Cost of Revenue and Gross Margin

	First Quarter of Fiscal		Change
	2022	2023	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$77,717	$123,621	$45,904	59%
Stock-based compensation	1,347	1,863	516	38%
Total product cost of revenue	$79,064	$125,484	$46,420	59%
% of Product revenue	32%	31%

Subscription services cost of revenue	$47,371	$63,139	$15,768	33%
Stock-based compensation	4,406	5,356	950	22%
Total subscription services cost of revenue	$51,777	$68,495	$16,718	32%
% of Subscription services revenue	32%	31%

Total cost of revenue	$130,841	$193,979	$63,138	48%
% of Total revenue	32%	31%

Product gross margin	68%	69%
Subscription services gross margin	68%	69%
Total gross margin	68%	69%

Cost of revenue increased by $63.1 million, or 48%, during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The increase in product cost of revenue was primarily attributable to increased sales and, to a lesser extent, higher component and logistics costs due to supply chain environment. The increase in subscription services cost of revenue was primarily attributable to supporting our growing installed base including Evergreen//One (formerly known as Pure as-a-Service) and Portworx.
Both product gross margin and subscription services gross margin remained consistent during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Product gross margin was impacted by favorable product mix and strength in FlashArray//X pricing, partially offset by higher component costs due to supply chain constraints.

Operating Expenses
Research and Development

	First Quarter of Fiscal		Change
	2022	2023	$	%
(dollars in thousands, unaudited)
Research and development	$100,960	$124,756	$23,796	24%
Stock-based compensation	30,421	36,517	6,096	20%
Total expenses	$131,381	$161,273	$29,892	23%
% of Total revenue	32%	26%

Research and development expense increased by $29.9 million, or 23%, during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, as we continue to innovate and develop technologies to both enhance and expand our solutions portfolio. The increase was primarily driven by a $23.0 million increase in employee compensation and related costs, which included a $6.1 million increase in stock-based compensation expense, a $2.9 million increase in office and facilities-related costs, and a $2.4 million increase in outside services expenses.

Sales and Marketing

	First Quarter of Fiscal		Change
	2022	2023	$	%
(dollars in thousands, unaudited)
Sales and marketing	$166,688	$199,808	$33,120	20%
Stock-based compensation	16,808	18,345	1,537	9%
Total expenses	$183,496	$218,153	$34,657	19%
% of Total revenue	44%	35%

Sales and marketing expense increased by $34.7 million, or 19%, during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily due to a $22.5 million increase in employee compensation and related costs, which included a $11.1 million increase in sales commission expense, as we continue to invest in certain areas within sales and marketing, a $7.9 million increase in marketing and travel spend, and a $1.5 million increase in outside services expense.
General and Administrative

	First Quarter of Fiscal		Change
	2022	2023	$	%
(dollars in thousands, unaudited)
General and administrative	$34,794	$39,077	$4,283	12%
Stock-based compensation	8,352	12,490	4,138	50%
Total expenses	$43,146	$51,567	$8,421	20%
% of Total revenue	10%	8%

General and administrative expense increased by $8.4 million, or 20%, during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to a $6.4 million increase in employee compensation and related costs and a $1.4 million increase in outside services expense.

Other Income (Expense), Net

	First Quarter of Fiscal		Change
	2022	2023	$
(dollars in thousands, unaudited)
Other income (expense), net	$(4,727)	$(6,181)	$(1,454)
% of Total revenue	(1)%	(1)%

Other income (expense), net decreased by $1.5 million during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily due to an increase in net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies, partially offset by a decrease in interest expense following the adoption of ASU 2020-06 in the first quarter of fiscal 2023 that resulted in the elimination of the debt discount related to the conversion option of our Notes that was previously accreted to interest expense over the term of the Notes.
Provision for Income Taxes

	First Quarter of Fiscal		Change
	2022	2023	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$3,322	$787	$(2,535)	(76)%
% of Total revenue	1%	—%

Changes in provision for income taxes during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 were attributable to a decrease in foreign income taxes.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2023, we had cash, cash equivalents and marketable securities of $1.3 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
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
In connection with the offering of the Notes, we entered into capped call transactions with certain financial institutions that provide us with the option to purchase up to a total of 21,884,155 shares of our common stock to offset the dilution and/or any cash payments we are required to make in excess of the principal amount of the Notes upon conversion of the Notes at maturity with such offset subject to a cap of $39.66 per share. However, for conversions prior to maturity, the capped call transactions would be settled at their fair value, which may not completely offset, and may be substantially less than, the value of the consideration in excess of the principal amount of the Notes delivered upon such conversion. See further discussion about our Notes in Note 6 in Part I, Item 1 of this report.
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

We were in compliance with all covenants under the Credit Facility at the end of the first quarter of fiscal 2023. In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility.
Letters of Credit
At the end of fiscal 2022 and the end of the first quarter of fiscal 2023, we had outstanding letters of credit in the aggregate amount of $6.7 million in connection with our facility leases. The letters of credit are collateralized by restricted cash and mature on various dates through August 2029.
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
During the first quarter of fiscal 2023, we repurchased and retired 2,134,290 shares of common stock at an average purchase price of $31.10 per share for an aggregate repurchase price of $66.4 million. Approximately $183.6 million remained under our share repurchase authorization as of the end of the first quarter of fiscal 2023.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Quarter of Fiscal
	2022	2023
Net cash provided by operating activities	$21,448	$220,132
Net cash (used in) provided by investing activities	$(48,115)	$66,114
Net cash used in financing activities	$(9,672)	$(297,208)
Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2022 and 2023 was primarily driven by cash collections from sales of our product and subscription services and improving operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. Net cash provided by operating activities increased year-over-year primarily due to increased sales of our product and subscription services, including improved timing of cash collections, timing of vendor payments and, to a lesser extent, the full payment of the deferred employer portion of social security payroll tax under the CARES Act in the first quarter of fiscal 2022.
Investing Activities
Net cash provided by investing activities during the first quarter of fiscal 2023 was driven by net maturities of $98.9 million in marketable securities and $32.8 million in capital expenditures.
Net cash used in investing activities during the first quarter of fiscal 2022 was driven by $27.8 million in capital expenditures and net purchases of $20.3 million in marketable securities.
Financing Activities
Net cash used in financing activities during the first quarter of fiscal 2023 was primarily driven by full repayment of the $250.0 million outstanding under the Credit Facility, share repurchases of $66.4 million and tax withholding on vesting equity awards of $10.2 million, partially offset by proceeds from the issuance of common stock from employee stock purchase plan (ESPP) of $19.4 million and proceeds from the exercise of stock options of $11.4 million.
Net cash used in financing activities during the first quarter of fiscal 2022 was primarily driven by share repurchases of $30.0 million and tax withholding on vesting of equity awards of $5.0 million, partially offset by proceeds from the issuance of common stock from ESPP of $17.7 million and proceeds from the exercise of stock options of $8.0 million.
Contractual Obligations and Commitments
Except as set forth in Notes 6 to 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for fiscal 2022.
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

Refer to Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policy and Estimates” in our latest Form 10-K for our fiscal year ended February 6, 2022. There have been no material changes to our critical accounting policies and estimates since this Form 10-K was filed on April 7, 2022.
Available Information
Our website is located at www.purestorage.com, and our investor relations website is located at investor.purestorage.com. The following filings will be available through our investor relations website free of charge after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the first quarter of fiscal 2023 we had cash, cash equivalents and marketable securities of $1.3 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $7.9 million at the end of the first quarter of fiscal 2023.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the first quarter of fiscal 2023 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $2.9 million at the end of the first quarter of fiscal 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the first quarter of fiscal 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2023 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity, functionality and reliability and that meet the expectations of our customers, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovate business models such as Evergreen//One (formerly known as Pure as-a-Service) to maintain or expand our competitive position. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new products by our competitors, or the emergence of alternative technologies or industry standards could render our existing or future products obsolete or less competitive.
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
We are now offering all of our products and services on a subscription basis, including our hardware and software products through Evergreen//One (formerly known as Pure as-a-Service) and Cloud Data Services. These business models are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain the profitability with these business models. These business models require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. Continued market acceptance of subscription offerings will be dependent on our ability to create a seamless customer experience and to optimally price our products in light of marketplace conditions, our costs and customer demand. Subscription offerings will cause us to incur incremental operational, technical, legal and other costs. Additionally, the subscription models offered by us and our competitors may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our business strategy, which includes subscription offerings, or anticipate the needs of our customers, our financial results could be negatively impacted.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 50% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, and our headcount increased from over 3,800 at the end of the first quarter of fiscal 2022 to over 4,300 employees at the end of the first quarter of fiscal 2023. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
Our revenue from subscription services has been increasing as a percentage of total revenue over time. We are also increasing the number of our subscription-based offerings, such as Evergreen//One (formerly known as Pure as-a-Service), though it is more difficult to predict the rate at which customers will adopt, and the rate at which our revenue will grow from these new offerings. We recognize subscription services revenue ratably over the term of the relevant period. As a result, much of the subscription services revenue we report each quarter is derived from agreements that we sold in prior quarters. Consequently, a decline in new or renewed subscription services agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscription services is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription services revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.
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
In the ordinary course of our business, we collect, store, transmit and otherwise process proprietary, confidential and sensitive data, including by using our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store their data. The security of our own networks and the intrusion protection features of our products are both critical to our operations and business strategy.
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
We devote significant resources to network security, authentication technologies, data encryption and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the materially adverse impacts that may arise from a security incident. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks, including, without limitation, source code for our products and services or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen.

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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $36.00, through June 8, 2022. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the first quarter of fiscal 2023 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
February 7 - March 6	$—	—	$250,000
March 7 - April 3	$34.23	527	$231,947
April 4 - May 8	$30.07	1,607	$183,623
(1) In March 2022, our board of directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.

The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the first quarter of fiscal 2023 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
February 7 - March 6	$—	—	$—
March 7 - April 3	$34.55	295	$10,194
April 4 - May 8	$—	—	$—

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

PURE STORAGE, INC.

Date:	June 15, 2022	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 15, 2022	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)