Form 10-Q
period 2022-08-07
Pure Storage, Inc.
filed 2022-09-15
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 7, 2022
OR
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

As of September 7, 2022, the registrant had 298,918,217 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended August 7, 2022

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations regarding inflation, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the success of acquired technologies, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and related restrictions and its impact on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2022	Second Quarter of Fiscal 2023

ASSETS
Current assets:
Cash and cash equivalents	$466,199	$652,567
Marketable securities	947,073	709,889
Accounts receivable, net of allowance of $945 and $1,077	542,144	402,007
Inventory	38,942	52,265
Deferred commissions, current	81,589	70,918
Prepaid expenses and other current assets	116,232	133,360
Total current assets	2,192,179	2,021,006
Property and equipment, net	195,282	219,559
Operating lease right-of-use assets	111,763	172,392
Deferred commissions, non-current	164,718	164,763
Intangible assets, net	62,646	57,537
Goodwill	358,736	361,427
Restricted cash	10,544	10,544
Other assets, non-current	39,447	42,631
Total assets	$3,135,315	$3,049,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,704	$64,005
Accrued compensation and benefits	205,431	150,924
Accrued expenses and other liabilities	78,511	93,752
Operating lease liabilities, current	35,098	33,872
Deferred revenue, current	562,576	609,549
Debt, current	—	573,205
Total current liabilities	952,320	1,525,307
Long-term debt	786,779	—
Operating lease liabilities, non-current	93,479	150,711
Deferred revenue, non-current	517,296	569,142
Other liabilities, non-current	31,105	43,341
Total liabilities	2,380,979	2,288,501
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 292,633 and 298,801 Class A shares issued and outstanding	29	30
Additional paid-in capital	2,470,943	2,392,173
Accumulated other comprehensive loss	(8,365)	(20,099)
Accumulated deficit	(1,708,271)	(1,610,746)
Total stockholders’ equity	754,336	761,358
Total liabilities and stockholders’ equity	$3,135,315	$3,049,859

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023

Revenue:
Product	$324,935	$414,603	$574,823	$815,764
Subscription services	171,896	232,169	334,715	451,413
Total revenue	496,831	646,772	909,538	1,267,177
Cost of revenue:
Product	101,150	134,292	180,214	259,776
Subscription services	55,654	68,912	107,431	137,407
Total cost of revenue	156,804	203,204	287,645	397,183
Gross profit	340,027	443,568	621,893	869,994
Operating expenses:
Research and development	140,107	165,690	271,488	326,963
Sales and marketing	190,386	206,836	373,882	424,989
General and administrative	43,464	56,679	86,610	108,246
Total operating expenses	373,957	429,205	731,980	860,198
Income (loss) from operations	(33,930)	14,363	(110,087)	9,796
Other income (expense), net	(7,410)	585	(12,137)	(5,596)
Income (loss) before provision for income taxes	(41,340)	14,948	(122,224)	4,200
Provision for income taxes	3,925	4,026	7,247	4,813
Net income (loss)	$(45,265)	$10,922	$(129,471)	$(613)
Net income (loss) per share attributable to common stockholders, basic	$(0.16)	$0.04	$(0.46)	$(0.00)
Net income (loss) per share attributable to common stockholders, diluted	$(0.16)	$0.03	$(0.46)	$(0.00)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	283,931	297,475	282,147	296,659
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	283,931	312,720	282,147	296,659

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023

Net income (loss)	$(45,265)	$10,922	$(129,471)	$(613)
Other comprehensive loss:
Unrealized net losses on available-for-sale securities	(1,192)	(1,222)	(3,411)	(11,709)
Less: reclassification adjustment for net gains on available-for-sale securities included in net loss	(95)	(32)	(518)	(25)
Change in unrealized net losses on available-for-sale securities	(1,287)	(1,254)	(3,929)	(11,734)
Comprehensive income (loss)	$(46,552)	$9,668	$(133,400)	$(12,347)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Second Quarter of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2022	283,352	$28	$2,359,895	$4,768	$(1,649,218)	$715,473
Issuance of common stock upon exercise of stock options	566	—	3,389	—	—	3,389
Stock-based compensation expense	—	—	71,021	—	—	71,021
Vesting of restricted stock units	3,246	—	—	—	—	—
Tax withholding on vesting of equity awards	(80)	—	(1,514)	—	—	(1,514)
Forfeiture of restricted stock	(37)	—	—	—	—	—
Repurchases of common stock	(2,313)	—	(44,373)	—	—	(44,373)
Other comprehensive loss	—	—	—	(1,287)	—	(1,287)
Net loss	—	—	—	—	(45,265)	(45,265)
Balance at the end of the second quarter of fiscal 2022	284,734	$28	$2,388,418	$3,481	$(1,694,483)	$697,444

	Second Quarter of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2023	297,132	$30	$2,367,577	$(18,845)	$(1,621,668)	$727,094
Issuance of common stock upon exercise of stock options	624	—	3,828	—	—	3,828
Stock-based compensation expense	—	—	84,140	—	—	84,140
Vesting of restricted stock units	3,542	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(110)	—	(2,793)	—	—	(2,793)
Repurchases of common stock	(2,387)	—	(60,579)	—	—	(60,579)
Other comprehensive loss	—	—	—	(1,254)	—	(1,254)
Net income	—	—	—	—	10,922	10,922
Balance at the end of the second quarter of fiscal 2023	298,801	$30	$2,392,173	$(20,099)	$(1,610,746)	$761,358

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Two Quarters of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	1,897	—	11,284	—	—	11,284
Stock-based compensation expense	—	—	132,785	—	—	132,785
Vesting of restricted stock units	6,327	—	—	—	—	—
Tax withholding on vesting of equity awards	(305)	—	(6,564)	—	—	(6,564)
Forfeiture of restricted stock	(37)	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,185	—	17,726	—	—	17,726
Repurchases of common stock	(3,696)	—	(74,393)	—	—	(74,393)
Other comprehensive loss	—	—	—	(3,929)	—	(3,929)
Net loss	—	—	—	—	(129,471)	(129,471)
Balance at the end of the second quarter of fiscal 2022	284,734	$28	$2,388,418	$3,481	$(1,694,483)	$697,444

	First Two Quarters of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	1,857	—	15,261	—	—	15,261
Stock-based compensation expense	—	—	159,825	—	—	159,825
Vesting of restricted stock units	7,150	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(405)	—	(12,987)	—	—	(12,987)
Common stock issued under employee stock purchase plan	2,087	—	19,396	—	—	19,396
Repurchases of common stock	(4,521)	—	(126,999)	—	—	(126,999)
Other comprehensive loss	—	—	—	(11,734)	—	(11,734)
Net loss	—	—	—	—	(613)	(613)
Balance at the end of the second quarter of fiscal 2023	298,801	$30	$2,392,173	$(20,099)	$(1,610,746)	$761,358

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Two Quarters of Fiscal
	2022	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,471)	$(613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,099	46,549
Amortization of debt discount and debt issuance costs	15,154	1,603
Stock-based compensation expense	131,763	158,135
Other	6,516	1,428
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	102,506	140,007
Inventory	(3,242)	(12,492)
Deferred commissions	(8,041)	10,626
Prepaid expenses and other assets	(24,955)	(15,563)
Operating lease right-of-use assets	14,818	16,820
Accounts payable	(9,267)	(6,529)
Accrued compensation and other liabilities	(40,952)	(37,824)
Operating lease liabilities	(14,205)	(21,442)
Deferred revenue	66,117	98,807
Net cash provided by operating activities	144,840	379,512
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(55,499)	(57,994)
Acquisition, net of cash acquired	—	(1,989)
Purchases of marketable securities	(317,371)	(17,251)
Sales of marketable securities	114,038	—
Maturities of marketable securities	169,770	240,993
Net cash (used in) provided by investing activities	(89,062)	163,759
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	11,163	15,264
Proceeds from issuance of common stock under employee stock purchase plan	17,726	19,396
Principal payments on borrowings and finance lease obligations	(605)	(251,577)
Tax withholding on vesting of equity awards	(6,564)	(12,987)
Repurchases of common stock	(74,393)	(126,999)
Net cash used in financing activities	(52,673)	(356,903)
Net increase in cash, cash equivalents and restricted cash	3,105	186,368
Cash, cash equivalents and restricted cash, beginning of period	347,691	476,743
Cash, cash equivalents and restricted cash, end of period	$350,796	$663,111

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$340,252	$652,567
Restricted cash	10,544	10,544
Cash, cash equivalents and restricted cash, end of period	$350,796	$663,111
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,520	$742
Cash paid for income taxes	$6,050	$4,817
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$7,402	$11,187

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2022 was February 6, 2022 and for fiscal 2023 will be February 5, 2023. The second quarter of fiscal 2022 and 2023 ended on August 1, 2021 and August 7, 2022. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2022 and the second quarter of fiscal 2023, we had restricted cash of $10.5 million.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply revenue guidance to recognize and measure contract assets and contract liabilities acquired in a business combination on the acquisition date, instead of measuring them at fair value. We early adopted this guidance in the second quarter of fiscal 2023 on a prospective basis. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS) which results in the inclusion of the effect of share settlement for instruments that may be settled in cash or shares. We adopted the standard as of February 7, 2022 using the modified retrospective basis. Adoption resulted in an adjustment of $133.3 million to reclassify the remaining balance of the conversion feature recorded in additional paid-in capital to convertible senior notes (the Notes) of $35.2 million and accumulated deficit of $98.1 million on the condensed consolidated balance sheet. Accordingly, we no longer carry an equity component of the Notes. There was no impact to diluted EPS as the inclusion of potential shares of common stock related to the Notes was anti-dilutive. For further information, see Note 6, Debt, and Note 11, Net Income (Loss) per Share Attributable to Common Stockholders.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the valuation hierarchy at the end of fiscal 2022 and the second quarter of fiscal 2023 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$29,275	$18,731	$—	$10,544
Level 2
U.S. government treasury notes	336,303	512	(2,176)	334,639	—	334,639	—
U.S. government agencies	49,153	49	(193)	49,009	—	49,009	—
Corporate debt securities	491,728	384	(4,731)	487,381	200	487,181	—
Foreign government bonds	12,333	37	(17)	12,353	—	12,353	—
Asset-backed securities	60,361	111	(453)	60,019	—	60,019	—
Municipal bonds	3,950	—	(78)	3,872	—	3,872	—
Total	$953,828	$1,093	$(7,648)	$976,548	$18,931	$947,073	$10,544

	At the End of the Second Quarter of Fiscal 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$259,665	$249,121	$—	$10,544
Level 2
U.S. government treasury notes	240,405	2	(4,930)	235,477	—	235,477	—
U.S. government agencies	31,788	6	(466)	31,328	—	31,328	—
Corporate debt securities	407,433	2	(11,530)	395,905	—	395,905	—
Foreign government bonds	4,800	—	(68)	4,732	—	4,732	—
Asset-backed securities	39,800	—	(1,123)	38,677	—	38,677	—
Municipal bonds	3,950	—	(180)	3,770	—	3,770	—
Total	$728,176	$10	$(18,297)	$969,554	$249,121	$709,889	$10,544

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Second Quarter of Fiscal 2023
	Amortized Cost	Fair Value
Due within one year	$361,702	$357,361
Due in one to five years	366,474	352,528
Total	$728,176	$709,889

Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that has resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the second quarter and the first two quarters of fiscal 2022 and 2023.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2022 and the second quarter of fiscal 2023, aggregated by investment category (in thousands):

	At the End of Fiscal 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$193,359	$(2,176)	$—	$—	$193,359	$(2,176)
U.S. government agencies	24,388	(193)	—	—	24,388	(193)
Corporate debt securities	374,223	(4,708)	1,182	(23)	375,405	(4,731)
Foreign government bonds	4,098	(17)	—	—	4,098	(17)
Asset-backed securities	37,608	(453)	—	—	37,608	(453)
Municipal bonds	3,872	(78)	—	—	3,872	(78)
Total	$637,548	$(7,625)	$1,182	$(23)	$638,730	$(7,648)

	At the End of the Second Quarter of Fiscal 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$213,567	$(4,289)	$19,827	$(641)	$233,394	$(4,930)
U.S. government agencies	23,322	(466)	—	—	23,322	(466)
Corporate debt securities	372,210	(10,651)	20,974	(879)	393,184	(11,530)
Foreign government bonds	4,732	(68)	—	—	4,732	(68)
Asset-backed securities	37,938	(1,092)	739	(31)	38,677	(1,123)
Municipal bonds	1,429	(81)	2,341	(99)	3,770	(180)
Total	$653,198	$(16,647)	$43,881	$(1,650)	$697,079	$(18,297)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value Measurements of Other Financial Instruments
We measure the fair value of our Notes on a quarterly basis for disclosure purposes. We consider the fair value of the Notes at the end of the second quarter of fiscal 2023 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes at the end of the second quarter of fiscal 2023.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2022	Second Quarter of Fiscal 2023
Raw materials	$15,734	$25,608
Finished goods	23,208	26,657
Inventory	$38,942	$52,265
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2022	Second Quarter of Fiscal 2023
Test equipment	$266,672	$283,607
Computer equipment and software	206,053	232,947
Furniture and fixtures	8,652	8,491
Leasehold improvements	47,443	52,299
Capitalized software development costs	8,528	14,496
Total property and equipment	537,348	591,840
Less: accumulated depreciation and amortization	(342,066)	(372,281)
Property and equipment, net	$195,282	$219,559

Depreciation and amortization expense related to property and equipment was $15.2 million and $19.5 million for the second quarter of fiscal 2022 and 2023, and $29.7 million and $38.8 million for the first two quarters of fiscal 2022 and 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2022			Second Quarter of Fiscal 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(13,544)	$5,581	$19,125	$(14,185)	$4,940
Developed technology	80,166	(30,304)	49,862	83,211	(36,755)	46,456
Customer relationships	6,459	(1,246)	5,213	6,459	(1,706)	4,753
Trade name	3,623	(1,633)	1,990	3,623	(2,235)	1,388
Intangible assets, net	$109,373	$(46,727)	$62,646	$112,418	$(54,881)	$57,537

 Intangible assets amortization expense was $4.1 million and $4.1 million for the second quarter of fiscal 2022 and 2023, and $8.4 million and $8.2 million for the first two quarters of fiscal 2022 and 2023. At the end of the second quarter of fiscal 2023, the weighted-average remaining amortization period was 1.8 years for technology patents, 3.5 years for developed technology, 5.2 years for customer relationships, and 1.1 years for trade name. We recorded amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the second quarter of fiscal 2023, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2023	$8,315
2024	16,210
2025	15,425
2026	12,830
2027	3,107
Thereafter	1,650
Total	$57,537
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance at the end of fiscal 2022	$358,736
Goodwill acquired	2,691
Balance at the end of the second quarter of fiscal 2023	$361,427
There were no impairments to goodwill during the second quarter and first two quarters of fiscal 2022 and 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2022	Second Quarter of Fiscal 2023
Taxes payable	$6,312	$6,113
Accrued marketing	13,257	11,408
Accrued cloud and outside services	6,135	3,592
Supply chain-related accruals	6,991	15,892
Accrued service logistics and professional services	6,244	8,135
Acquisition earn-out and deferred consideration	5,211	9,457
Customer deposits from contracts with customers	10,409	12,671
Other accrued liabilities	23,952	26,484
Total accrued expenses and other liabilities	$78,511	$93,752

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Beginning balance	$185,875	$230,998	$187,924	$246,307
Additions	42,791	36,638	71,980	63,122
Recognition of deferred commissions	(32,701)	(31,955)	(63,939)	(73,748)
Ending balance	$195,965	$235,681	$195,965	$235,681
Of the $235.7 million total deferred commissions balance at the end of the second quarter of fiscal 2023, we expect to recognize approximately 30% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the second quarter and first two quarters of fiscal 2022 and 2023.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Beginning balance	$866,160	$1,112,473	$843,697	$1,079,872
Additions	215,613	296,676	402,464	541,256
Recognition of deferred revenue	(171,959)	(230,458)	(336,347)	(442,437)
Ending balance	$909,814	$1,178,691	$909,814	$1,178,691
Revenue recognized during the second quarter of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $155.3 million and $201.4 million. Revenue recognized during the first two quarters of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $258.6 million and $341.7 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $1.5 billion at the end of the second quarter of fiscal 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Of the $1.5 billion contracted but not recognized revenue at the end of the second quarter of fiscal 2023, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.

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
On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion, holders will receive cash, shares of our common stock, or a combination of cash and shares of our common stock based on the settlement method predetermined by us on or prior to October 15, 2022.
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
As described in Note 2, we adopted ASU 2020-06 effective February 7, 2022 using the modified retrospective method, under which financial results reported in prior periods were not adjusted. Prior to the adoption of this standard, we separated the Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Notes as a whole and determined to be $136.3 million. This amount was recorded in additional paid-in capital with the offset representing a debt discount that was amortized to interest expense over the term of the Notes using the effective interest method. Total debt issuance costs incurred of $12.9 million were allocated to the liability and equity components based on their relative carrying amounts, of which $9.8 million was allocated to the liability component as a reduction to the Notes and $3.1 million was allocated to the equity component of the Notes as a reduction to additional paid-in capital. The issuance costs attributable to the liability component was also being amortized to interest method over the term of the Notes using the effective interest method. Upon adoption of ASU 2020-06, we combined the liability and equity components assuming that the instrument was accounted for as a single liability from inception to the date of adoption, resulting in the elimination of the debt discount. Similarly, we combined the liability and equity components of the debt issuance costs, the result of which is presented as a reduction to the Notes and being amortized to interest expense using the effective interest method over the remaining term of the Notes.
The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2022	Second Quarter of Fiscal 2023
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(35,641)	—
Less: debt issuance costs, net of amortization	(2,580)	(1,795)
Net carrying amount of the Notes	$536,779	$573,205

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature	$136,333	$—
Less: debt issuance costs	(3,068)	—
Additional paid-in capital	$133,265	$—
The total estimated fair value of the Notes at the end of the second quarter of fiscal 2023 was $697.4 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $29.63 on the last day of the second quarter of fiscal 2023, the if-converted value of the Notes of $648.4 million was greater than its principal amount. At the end of the second quarter of fiscal 2023, the remaining term of the Notes is approximately eight months.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth total interest expense recognized related to the Notes for the second quarter and first two quarters of fiscal 2022 and 2023 (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Amortization of debt discount	$7,085	$—	$13,845	$—
Amortization of debt issuance costs	513	649	1,003	1,297
Total amortization of debt discount and debt issuance costs	7,598	649	14,848	1,297
Contractual interest expense	181	179	356	358
Total interest expense related to the Notes	$7,779	$828	$15,204	$1,655

Effective interest rate of the liability component	5.6%	0.6%	5.6%	0.6%

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

Impact on Earnings Per Share
Subsequent to the adoption of ASU 2020-06, we compute the potentially dilutive shares of common stock related to the Notes for periods we report net income using the if-converted method. Upon conversion at maturity, there will be no economic dilution from the Notes until the average market price of our common stock exceeds the Cap Price of $39.66 per share as exercise of the Capped Calls would offset any dilution from the Notes from the conversion price up to the Cap Price. However, for conversions prior to maturity, the Capped Calls would be settled at their fair value, which is expected to substantially, but not completely, offset the economic dilution from the Notes from the conversion price up to the Cap Price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be anti-dilutive.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility. Prior to repayment, the outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.60% and 1.61% resulting in interest expense of $1.0 million and $2.0 million during the second quarter and first two quarters of fiscal 2022 and 1.61% resulting in interest expense of $0.3 million during the first quarter of fiscal 2023.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the second quarter of fiscal 2023.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2022 and the second quarter of fiscal 2023, we had outstanding letters of credit in the aggregate amount of $6.7 million and $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the second quarter of fiscal 2023.
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
In June 2022, we entered into an eight-year sublease through July 2030 for a new headquarters facility in Santa Clara, California with total lease payments of $100.2 million that include rent escalation and abatement clauses. The sublease of space with total lease payments of $89.4 million commenced in August 2022. Additional space with lease payments of $10.8 million will commence in May 2024 and end in July 2030. These lease payments are excluded from our future lease payments disclosure below.
We also lease certain test equipment under financing agreements. These finance leases are three years and contain a bargain purchase option at the end of the respective lease term. It is reasonably certain that the bargain purchase option will be exercised.
The components of lease costs during the periods presented were as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Fixed operating lease cost	$9,309	$10,753	$19,065	$21,071

Variable lease cost (1)	1,653	1,932	3,648	3,822
Short-term lease cost (12 months or less)	1,032	764	2,133	1,616

Finance lease cost:
Amortization of finance lease right-of-use assets	61	535	61	1,003
Interest on finance lease liabilities	5	59	5	99
Total finance lease cost	$66	$594	$66	$1,102

Total lease cost	$12,060	$14,043	$24,912	$27,611
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental information related to leases is as follows:

	At the End of
	Fiscal 2022	Second Quarter of Fiscal 2023
Operating leases:
Weighted-average remaining lease term (in years)	4.5	5.6
Weighted-average discount rate	5.7%	6.1%

Finance leases:
Finance lease right-of-use assets, gross(1)	$3,577	$11,315
Accumulated amortization(1)	(384)	(1,387)
Finance lease right-of-use assets, net(1)	$3,193	$9,928
Finance lease liabilities, current(2)	1,035	3,351
Finance lease liabilities, non-current(3)	1,487	5,732
Total finance lease liabilities	$2,522	$9,083
Weighted-average remaining lease term (in years)	3.6	3.6
Weighted-average discount rate	2.7%	4.2%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows:

	First Two Quarters of Fiscal
	2022	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$17,904	$27,150
Financing cash outflows for finance leases	$—	$1,124
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,787	$77,449
Finance leases	$1,165	$7,737
Future lease payments under our non-cancelable leases at the end of the second quarter of fiscal 2023 were as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
The remainder of 2023	$17,944	$2,669
2024	39,675	3,626
2025	45,542	2,917
2026	37,380	296
2027	22,120	—
Thereafter	66,241	—
Total future lease payments	228,902	9,508
Less: imputed interest	(44,319)	(425)
Present value of total lease liabilities	$184,583	$9,083

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the second quarter of fiscal 2023, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the second quarter of fiscal 2023, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the second quarter of fiscal 2023, 298,801,060 shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In March 2022, our board of directors authorized the repurchase of up to an additional $250.0 million of our common stock. During the second quarter of fiscal 2023, we repurchased and retired 2,387,427 shares of common stock at an average purchase price of $25.35 per share for an aggregate repurchase price of $60.5 million. During the first two quarters of fiscal 2023, we repurchased and retired 4,521,717 shares of common stock at an average purchase price of $28.07 per share for an aggregate repurchase price of $126.9 million. At the end of the second quarter of fiscal 2023, $123.1 million remained available for future share repurchases under our current repurchase authorization.
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
Stock-based compensation expense related to our 2015 ESPP was $8.8 million and $4.9 million during the second quarter of fiscal 2022 and 2023, and $16.4 million and $11.8 million during the first two quarters of fiscal 2022 and 2023. At the end of the second quarter of fiscal 2023, total unrecognized stock-based compensation cost related to our 2015 ESPP was $25.9 million, which is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2022	12,268,938	$10.25	3.5	$198,266
Options exercised	(1,857,462)	8.22
Options forfeited	(10,172)	1.81
Balance at the end of the second quarter of fiscal 2023	10,401,304	$10.63	3.2	$198,081
Vested and exercisable at the end of the second quarter of fiscal 2023	10,001,776	$10.93	3.0	$186,994

The aggregate intrinsic value of options vested and exercisable at the end of the second quarter of fiscal 2023 is calculated based on the difference between the exercise price and the closing price of $29.63 of our common stock on the last day of the second quarter of fiscal 2023.
Stock-based compensation expense recognized related to stock options was $2.0 million and $1.3 million during the second quarter of fiscal 2022 and 2023, and $4.3 million and $2.8 million during the first two quarters of fiscal 2022 and 2023.
At the end of the second quarter of fiscal 2023, total unrecognized employee stock-based compensation cost related to outstanding options was $4.6 million, which is expected to be recognized over a weighted-average period of 1.3 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
RSUs and Performance RSUs (PRSUs)
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2022	28,712,878	$19.53	$757,446
Granted	11,570,282	30.24
Vested	(7,150,242)	19.29
Forfeited	(2,001,382)	20.96
Unvested balance at the end of the second quarter of fiscal 2023	31,131,536	$23.47	$922,485
RSUs granted during the first two quarters of fiscal 2023 include PRSUs for 1,147,187 shares of common stock, at a target percentage of 100%, with both performance and service vesting conditions. The actual PRSUs earned will range from 0% to 150% of the target number granted, contingent upon the degree to which the fiscal 2023 performance condition is met. Any portion of shares that are not earned will be canceled. In addition, during the first quarter of fiscal 2023, we issued 647,586 PRSUs and canceled 34,960 PRSUs based on the actual attainment of fiscal 2022 performance conditions for previously issued PRSUs, with these PRSUs issued subject to service condition through the remaining vesting periods.
Stock-based compensation expense recognized related to RSUs and PRSUs was $59.0 million and $77.3 million during the second quarter of fiscal 2022 and 2023, and $109.9 million and $143.5 million during the first two quarters of fiscal 2022 and 2023. At the end of the second quarter of fiscal 2023, total unrecognized employee stock-based compensation cost related to unvested RSUs and PRSUs was $660.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2022	54,977	$20.02	$1,450
Vested	(54,977)	20.02
Forfeited	—	—
Unvested balance at the end of the second quarter of fiscal 2023	—	$—	$—
Stock-based compensation expense recognized related to restricted stock was $0.6 million and $1.2 million during the second quarter and first two quarters of fiscal 2022 and de minimis during the first two quarters of fiscal 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Cost of revenue—product	$1,566	$2,607	$2,913	$4,470
Cost of revenue—subscription services	5,137	5,808	9,543	11,164
Research and development	35,125	41,575	65,546	78,092
Sales and marketing	18,358	17,954	35,166	36,299
General and administrative	10,243	15,620	18,595	28,110
Total stock-based compensation expense	$70,429	$83,564	$131,763	$158,135
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 11. Net Income (Loss) per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs and PRSUs, unvested restricted stock, the shares underlying the conversion option in our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. The adoption of ASU 2020-06 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of our Notes on diluted EPS. All potentially dilutive common stock equivalents, including from our Notes, have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Net income (loss)	$(45,265)	$10,922	$(129,471)	$(613)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	283,931	297,475	282,147	296,659
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	$283,931	$312,720	$282,147	$296,659
Net income (loss) per share attributable to common stockholders, basic	$(0.16)	$0.04	$(0.46)	$(0.00)
Net income (loss) per share attributable to common stockholders, diluted	$(0.16)	$0.03	$(0.46)	$(0.00)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Stock options to purchase common stock	16,817	10,716	17,336	11,136
Unvested RSUs and PRSUs	35,006	32,570	33,905	30,860
Unvested restricted stock	310	—	391	12
Shares related to convertible senior notes	21,884	21,884	21,884	21,884
Shares issuable pursuant to the ESPP	2,203	1,002	2,203	1,002
Total	76,220	66,172	75,719	64,894

Note 12. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Interest income(1)	$2,330	$2,355	$5,104	$4,311
Interest expense(2)	(9,005)	(1,001)	(17,664)	(2,483)
Foreign currency transactions losses	(1,234)	(2,627)	(1,198)	(9,026)
Other income	499	1,858	1,621	1,602
Total other income (expense), net	$(7,410)	$585	$(12,137)	$(5,596)
____________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of the debt discount, as applicable, and debt issuance costs and the contractual interest expense related to our debt.
Note 13. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and state income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our loss before income taxes and the income tax provision recorded was primarily attributable to changes in our valuation allowance, U.S. taxes on foreign income, stock-based compensation expense and state taxes driven by Internal Revenue Code (IRC) Section 174 capitalization.
At the end of the second quarter of fiscal 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2022.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023

United States	$353,176	$462,135	$648,283	$926,670
Rest of the world	143,655	184,637	261,255	340,507
Total revenue	$496,831	$646,772	$909,538	$1,267,177

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2022	Second Quarter of Fiscal 2023

United States	$187,228	$207,865
Rest of the world	8,054	11,694
Total long-lived assets	$195,282	$219,559

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
Recent Developments
•In May 2022, we released Pure Fusion for general availability which enables enterprises and managed service providers (MSPs) to implement a cloud operating model by automating and orchestrating their data storage environment and offer storage services to customers and developers through application programming interfaces (APIs), dramatically accelerating developer workflow.
•In June 2022, we introduced a number of new portfolio and service offerings at our annual user conference, Pure//Accelerate® techfest22:

•The new FlashBlade//S family of products, built with a new modular architecture that shares components with Pure's industry leading FlashArray. The highly flexible, all-QLC system combines performance and cost effectiveness to address the demands of unstructured data and modern application growth.

•Expansion of the Evergreen family: To advance our leadership in delivering Storage-as-a-Service (STaaS) while delivering Evergreen benefits to customers wherever they are in their journey to embracing flexible delivery models, we advanced our broad portfolio of Evergreen offerings:

▪Evergreen//Forever: Formerly known as Evergreen Gold

▪Evergreen//Flex, a fleet-level Evergreen subscription, which gives customers a utilization-based consumption model and flexibility to deploy and shift capacity across their fleet over time.
▪Evergreen//One: Formerly known as Pure as-a-Service

Macro Environment
We continue to actively monitor, evaluate and respond to the current uncertain macro environment, including interest rate environment, supply chain challenges, inflationary pressures, and foreign exchange headwinds from a stronger U.S. dollar. During the quarter we observed the sales cycle for certain opportunities with our enterprise customers getting longer which may be due to macroeconomic conditions.
The macro environment remains unpredictable and our past results may not be indicative of future performance. See "Risk Factors" in Part II, Item 1A. for additional details.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our storage infrastructure products, FlashArray and FlashBlade, and subscription services which include our Evergreen Storage offerings, including Evergreen//One, and Portworx. Subscription services revenue also include our professional services offerings such as installation and implementation consulting services.
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
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our raw material components, and personnel costs associated with our supply chain operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, inventory write-offs, amortization of intangible assets pertaining to developed technology, amortization of capitalized internal-use software, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Product revenue	$324,935	$414,603	$89,668	28%	$574,823	$815,764	$240,941	42%
Subscription services revenue	171,896	232,169	60,273	35%	334,715	451,413	116,698	35%
Total revenue	$496,831	$646,772	$149,941	30%	$909,538	$1,267,177	$357,639	39%
Total revenue increased by $149.9 million, or 30%, during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, and increased by $357.6 million, or 39%, during the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022. The increase in revenue during these periods was driven by demand from enterprise, commercial and public sector customers across our entire product and solutions portfolio and key geographies.

The increase in product revenue during these periods was driven by sales from our entire portfolio of FlashArray and FlashBlade products, including FlashBlade//S, and sales to existing customers. In addition, we recognized approximately $60 million of revenue during the first quarter of fiscal 2023 relating to orders with several of our larger enterprise customers in the U.S. that we had forecasted to occur later in our fiscal year. The increase in subscription services revenue during these periods was largely driven by increases in sales of both our Evergreen Storage subscription services, including Evergreen//One, as well as increased recognition of deferred subscription services revenue contracts.
During the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, total revenue in the United States grew 31% from $353.2 million to $462.1 million and total rest of the world revenue grew 29% from $143.6 million to $184.6 million. During the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022, total revenue in the United states grew 43% from $648.3 million to $926.7 million and total rest of the world revenue grew 30% from $261.3 million to $340.5 million. For further details on revenue by geography, see Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Subscription Annual Recurring Revenue (ARR)
We use Subscription ARR as a key business metric to evaluate the performance of subscription services. Subscription ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations and is not intended as a substitute for any of these items.
Subscription ARR is calculated as the total annualized contract value of all active customer subscription agreements at the end of the fiscal quarter, plus on-demand revenue during the current fiscal quarter ended multiplied by four. Contract values are established prior to any adjustments made in accordance with ASC 606.
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands, unaudited):

	At the End of		Year-over-Year Growth
	Second Quarter of Fiscal 2022	Second Quarter of Fiscal 2023	%
Subscription annual recurring revenue	$728,058	$955,286	31%
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2022	2023	2022	2023
Beginning balance	$866,160	$1,112,473	$843,697	$1,079,872
Additions	215,613	296,676	402,464	541,256
Recognition of deferred revenue	(171,959)	(230,458)	(336,347)	(442,437)
Ending balance	$909,814	$1,178,691	$909,814	$1,178,691
Revenue recognized during the second quarter of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $155.3 million and $201.4 million. Revenue recognized during the first two quarters of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $258.6 million and $341.7 million.

Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1.5 billion at the end of the second quarter of fiscal 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors and have increased year over year. Of the $1.5 billion RPO at the end of the second quarter of fiscal 2023, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Cost of Revenue and Gross Margin

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$99,584	$131,685	$32,101	32%	$177,301	$255,306	$78,005	44%
Stock-based compensation	1,566	2,607	1,041	66%	2,913	4,470	1,557	53%
Total product cost of revenue	$101,150	$134,292	$33,142	33%	$180,214	$259,776	$79,562	44%
% of Product revenue	31%	32%			31%	32%

Subscription services cost of revenue	$50,517	$63,104	$12,587	25%	$97,888	$126,243	$28,355	29%
Stock-based compensation	5,137	5,808	671	13%	9,543	11,164	1,621	17%
Total subscription services cost of revenue	$55,654	$68,912	$13,258	24%	$107,431	$137,407	$29,976	28%
% of Subscription services revenue	32%	30%			32%	30%

Total cost of revenue	$156,804	$203,204	$46,400	30%	$287,645	$397,183	$109,538	38%
% of Total revenue	32%	31%			32%	31%

Product gross margin	69%	68%			69%	68%
Subscription services gross margin	68%	70%			68%	70%
Total gross margin	68%	69%			68%	69%

Cost of revenue increased by $46.4 million, or 30%, during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, and increased by $109.5 million, or 38%, during the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022. The increase in product cost of revenue during these periods was primarily attributable to increased sales and, to a lesser extent, higher component and logistics costs due to supply chain environment. The increase in subscription services cost of revenue during these periods was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx.
The slight decline in product gross margin during the second quarter and first two quarters of fiscal 2023 was primarily driven by higher component costs due to supply chain constraints and warranty reserves, partially offset by favorable product mix and strength in FlashArray//X pricing.
The increase in subscription services gross margin during the second quarter of fiscal 2023 and first two quarters of fiscal 2023 was driven primarily by increased sales of Evergreen//One, higher renewals in Evergreen Storage subscriptions, and increasing economies of scale.

Operating Expenses
Research and Development

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Research and development	$104,982	$124,115	$19,133	18%	$205,942	$248,871	$42,929	21%
Stock-based compensation	35,125	41,575	6,450	18%	65,546	78,092	12,546	19%
Total expenses	$140,107	$165,690	$25,583	18%	$271,488	$326,963	$55,475	20%
% of Total revenue	28%	26%			30%	26%

Research and development expense increased by $25.6 million, or 18%, during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, as we continue to innovate and develop technologies to both enhance and expand our solutions portfolio. The increase was primarily driven by a $20.2 million increase in employee compensation and related costs, which included a $6.5 million increase in stock-based compensation expense, and a $3.0 million increase in office and facilities-related costs.
Research and development expense increased by $55.5 million, or 20%, during the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022, primarily due to a $43.1 million increase in employee compensation and related costs, which included a $12.5 million increase in stock-based compensation expense, a $6.3 million increase in office and facilities-related costs, and a $4.6 million increase in outside services expense.

Sales and Marketing

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Sales and marketing	$172,028	$188,882	$16,854	10%	$338,716	$388,690	$49,974	15%
Stock-based compensation	18,358	17,954	(404)	(2)%	35,166	36,299	1,133	3%
Total expenses	$190,386	$206,836	$16,450	9%	$373,882	$424,989	$51,107	14%
% of Total revenue	38%	32%			41%	34%

Sales and marketing expense increased by $16.5 million, or 9%, during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, primarily due to a $9.7 million increase in marketing and travel spend, and a $6.7 million increase in employee compensation and related costs.
Sales and marketing expense increased by $51.1 million, or 14%, during the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022, primarily due to a $28.1 million increase in employee compensation and related costs. In addition, travel and marketing spend increased $17.7 million and outside services expense increased $3.1 million.
The decrease in sales and marketing expense as a percentage of total revenue during the second quarter and the first two quarters of fiscal 2023 compared to the corresponding periods of fiscal 2022 was due to improved sales efficiencies and execution.

General and Administrative

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
General and administrative	$33,221	$41,059	$7,838	24%	$68,015	$80,136	$12,121	18%
Stock-based compensation	10,243	15,620	5,377	52%	18,595	28,110	9,515	51%
Total expenses	$43,464	$56,679	$13,215	30%	$86,610	$108,246	$21,636	25%
% of Total revenue	9%	9%			10%	9%

General and administrative expense increased by $13.2 million, or 30%, during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 primarily due to a $9.8 million increase in employee compensation and related costs.
General and administrative expense increased by $21.6 million, or 25% during the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022 primarily due to a $16.1 million increase in employee compensation and related costs, driven by increased headcount, and a $3.0 million increase in outside services expense.
Other Income (Expense), Net

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Other income (expense), net	$(7,410)	$585	$7,995	108%	$(12,137)	$(5,596)	$6,541	(54)%
% of Total revenue	(1)%	—%			(1)%	—%

Other income (expense), net increased by $8.0 million during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, primarily due to a decrease in interest expense following the adoption of ASU 2020-06 in the first quarter of fiscal 2023 that resulted in the elimination of the debt discount related to the conversion option of our Notes that was previously accreted to interest expense over the term of the Notes.
Other income (expense), net increased by $6.5 million, or 54% during the first two quarters of fiscal 2023 compared to the first two quarters of fiscal 2022 primarily due to a $15.2 million decrease in interest expense following the adoption of ASU 2020-06, partially offset by a $7.8 million increase in net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies.
Provision for Income Taxes

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$3,925	$4,026	$101	3%	$7,247	$4,813	$(2,434)	(34)%
% of Total revenue	1%	1%			1%	—%

Liquidity and Capital Resources
At the end of the second quarter of fiscal 2023, we had cash, cash equivalents and marketable securities of $1.4 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
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
Holders may surrender their Notes for conversion at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022, only under the following circumstances: (i) during any fiscal quarter if the last reported sales price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period (the measurement period), in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day, (iii) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, or (iv) upon the occurrence of specified corporate events. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion, holders will receive cash, shares of our common stock, or a combination of cash and shares of our common stock based on the settlement method predetermined by us on or prior to October 15, 2022.
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
We were in compliance with all covenants under the Credit Facility at the end of the second quarter of fiscal 2023. In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility.
Letters of Credit
At the end of fiscal 2022 and the end of the second quarter of fiscal 2023, we had outstanding letters of credit in the aggregate amount of $6.7 million and $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
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
During the second quarter of fiscal 2023, we repurchased and retired 2,387,427 shares of common stock at an average purchase price of $25.35 per share for an aggregate repurchase price of $60.5 million. During the first two quarters of fiscal 2023, we repurchased and retired 4,521,717 shares of common stock at an average purchase price of $28.07 per share for an aggregate repurchase price of $126.9 million. Approximately $123.1 million remained under our share repurchase authorization as of the end of the second quarter of fiscal 2023.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Two Quarters of Fiscal
	2022	2023
Net cash provided by operating activities	$144,840	$379,512
Net cash (used in) provided by investing activities	$(89,062)	$163,759
Net cash used in financing activities	$(52,673)	$(356,903)
Operating Activities
Net cash provided by operating activities during the first two quarters of fiscal 2022 and 2023 was primarily driven by cash collections from sales of our product and subscription services and improving operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. Net cash provided by operating activities increased year-over-year primarily due to increased sales of our product and subscription services, including improved timing of cash collections, timing of vendor payments and, to a lesser extent, the full payment of the deferred employer portion of social security payroll tax under the CARES Act in the first quarter of fiscal 2022.
Investing Activities
Net cash provided by investing activities during the first two quarters of fiscal 2023 was driven by net maturities of $223.7 million in marketable securities, partially offset by $58.0 million in capital expenditures.
Net cash used in investing activities during the first two quarters of fiscal 2022 was driven by $55.5 million in capital expenditures and net purchases of $33.6 million in marketable securities.
Financing Activities
Net cash used in financing activities during the first two quarters of fiscal 2023 was primarily driven by full repayment of the $250.0 million outstanding under the Credit Facility, share repurchases of $127.0 million and tax withholding on vesting equity awards of $13.0 million, partially offset by proceeds from the issuance of common stock from employee stock purchase plan (ESPP) of $19.4 million and proceeds from the exercise of stock options of $15.3 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the second quarter of fiscal 2023 we had cash, cash equivalents and marketable securities of $1.4 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $6.1 million at the end of the second quarter of fiscal 2023.

Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars with a proportionally small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Euro and Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange should become more significant.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the second quarter of fiscal 2023 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $3.8 million at the end of the second quarter of fiscal 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the second quarter of fiscal 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2023 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, many of which are beyond our control. Some of the principal risks associated with our business include the following:

•Our business, operating results, cash flows and financial condition may be adversely impacted by the macro economic environment, including impacts of higher inflation and rising interest rates.

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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity, functionality and reliability and that meet the expectations of our customers, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovate business models such as Evergreen//One to maintain or expand our competitive position. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new products by our competitors, or the emergence of alternative technologies or industry standards could render our existing or future products obsolete or less competitive.
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
We are now offering all of our products and services on a subscription basis, including our hardware and software products through Evergreen//One and Cloud Data Services. These business models are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain the profitability with these business models. These business models require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. In addition, these business models may require compliance with additional regulatory or legal requirements in some countries. Continued market acceptance of subscription offerings will be dependent on our ability to create a seamless customer experience and to optimally price our products in light of marketplace conditions, our costs and customer demand. Subscription offerings will cause us to incur incremental operational, technical, legal and other costs. Additionally, the subscription models offered by us and our competitors may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our business strategy, which includes subscription offerings, or anticipate the needs of our customers, our financial results could be negatively impacted.
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
Our strategy is to continue investing in marketing, sales, support and research and development. We believe continuing to invest heavily in our business is critical to our future success and meeting our growth objectives. We anticipate that our operating costs and expenses will continue to increase in absolute terms. Even if we achieve or maintain significant revenue growth, we may experience losses, forgoing near-term profitability on a U.S. GAAP basis.

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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 30% for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, and our headcount increased from over 3,900 at the end of the second quarter of fiscal 2022 to approximately 4,600 employees at the end of the second quarter of fiscal 2023. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
Our revenue from subscription services has been increasing as a percentage of total revenue over time. We are also increasing the number of our subscription-based offerings, such as Evergreen//One, though it is more difficult to predict the rate at which customers will adopt, and the rate at which our revenue will grow from these new offerings. We recognize subscription services revenue ratably over the term of the relevant period. As a result, much of the subscription services revenue we report each quarter is derived from agreements that we sold in prior quarters. Consequently, a decline in new or renewed subscription services agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscription services is not reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription services revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.
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
•requirements to comply with a wide variety of laws and regulations associated with international operations, including taxes, customs and licensing requirements;
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

Our international operations, as well as tax law changes, could expose us to potentially adverse tax consequences.
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
The Tax Cuts and Jobs Act of 2017 amendments to Internal Revenue Code (IRC) Section 174 require that specific research and experimental expenditures be capitalized and amortized over five years if incurred in the U.S. or fifteen years if incurred in a foreign jurisdiction beginning in our fiscal 2023. Although Congress is considering legislation that would defer, modify or repeal this capitalization and amortization requirement, the possibility that this will happen is uncertain. If this requirement is not deferred, modified or repealed, we may be required to utilize some of our federal and state tax attributes which would increase our state cash taxes and state tax expense, primarily in Illinois and Pennsylvania where the utilization of state net operating losses are limited annually.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $36.00, through September 7, 2022. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the second quarter of fiscal 2023 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
May 9 - June 5	$25.21	1,330	$150,085
June 6 - July 3	$25.54	1,057	$123,092
July 4 - August 7	$—	—	$123,092
(1) In March 2022, our board of directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the second quarter of fiscal 2023 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
May 9 - June 5	$—	—	$—
June 6 - July 3	$25.33	110	$2,793
July 4 - August 7	$—	—	$—

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

PURE STORAGE, INC.

Date:	September 14, 2022	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 14, 2022	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)