Form 10-Q
period 2022-11-06
Pure Storage, Inc.
filed 2022-12-15
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 6, 2022
OR
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

As of December 7, 2022, the registrant had 302,585,633 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended November 6, 2022

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our ability to sustain or manage our profitability and growth, the potential for inflation, economic or supply chain disruptions, our expectations regarding demand for our products and services, trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological differentiation and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions like Portworx, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the success of acquired technologies, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, the impact of adverse economic conditions and the duration and scope of the COVID-19 pandemic and its lingering impact on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2022	Third Quarter of Fiscal 2023

ASSETS
Current assets:
Cash and cash equivalents	$466,199	$795,931
Marketable securities	947,073	669,173
Accounts receivable, net of allowance of $945 and $1,053	542,144	435,618
Inventory	38,942	59,716
Deferred commissions, current	81,589	69,397
Prepaid expenses and other current assets	116,232	178,838
Total current assets	2,192,179	2,208,673
Property and equipment, net	195,282	248,606
Operating lease right-of-use assets	111,763	163,676
Deferred commissions, non-current	164,718	165,735
Intangible assets, net	62,646	53,379
Goodwill	358,736	361,427
Restricted cash	10,544	10,544
Other assets, non-current	39,447	40,785
Total assets	$3,135,315	$3,252,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,704	$102,879
Accrued compensation and benefits	205,431	159,231
Accrued expenses and other liabilities	78,511	108,972
Operating lease liabilities, current	35,098	31,114
Deferred revenue, current	562,576	647,116
Debt, current	—	573,855
Total current liabilities	952,320	1,623,167
Long-term debt	786,779	—
Operating lease liabilities, non-current	93,479	147,110
Deferred revenue, non-current	517,296	601,103
Other liabilities, non-current	31,105	40,937
Total liabilities	2,380,979	2,412,317
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 292,633 and 302,669 Class A shares issued and outstanding	29	30
Additional paid-in capital	2,470,943	2,475,764
Accumulated other comprehensive loss	(8,365)	(23,753)
Accumulated deficit	(1,708,271)	(1,611,533)
Total stockholders’ equity	754,336	840,508
Total liabilities and stockholders’ equity	$3,135,315	$3,252,825

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023

Revenue:
Product	$374,913	$431,281	$949,736	$1,247,045
Subscription services	187,827	244,769	522,542	696,182
Total revenue	562,740	676,050	1,472,278	1,943,227
Cost of revenue:
Product	129,721	135,546	309,935	395,322
Subscription services	58,227	74,169	165,658	211,576
Total cost of revenue	187,948	209,715	475,593	606,898
Gross profit	374,792	466,335	996,685	1,336,329
Operating expenses:
Research and development	147,808	180,008	419,296	506,971
Sales and marketing	193,172	212,140	567,054	637,129
General and administrative	51,890	65,054	138,500	173,300
Total operating expenses	392,870	457,202	1,124,850	1,317,400
Income (loss) from operations	(18,078)	9,133	(128,165)	18,929
Other income (expense), net	(7,953)	(2,814)	(20,090)	(8,410)
Income (loss) before provision for income taxes	(26,031)	6,319	(148,255)	10,519
Provision for income taxes	2,700	7,106	9,947	11,919
Net loss	$(28,731)	$(787)	$(158,202)	$(1,400)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.00)	$(0.56)	$(0.00)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	287,462	300,984	283,918	298,101

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023

Net loss	$(28,731)	$(787)	$(158,202)	$(1,400)
Other comprehensive loss:
Unrealized net losses on available-for-sale securities	(3,710)	(3,656)	(7,121)	(15,365)
Less: reclassification adjustment for net (gains) losses on available-for-sale securities included in net loss	(78)	2	(596)	(23)
Change in unrealized net losses on available-for-sale securities	(3,788)	(3,654)	(7,717)	(15,388)
Comprehensive loss	$(32,519)	$(4,441)	$(165,919)	$(16,788)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Third Quarter of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2022	284,734	$28	$2,388,418	$3,481	$(1,694,483)	$697,444
Issuance of common stock upon exercise of stock options	2,086	—	22,289	—	—	22,289
Stock-based compensation expense	—	—	76,616	—	—	76,616
Vesting of restricted stock units	3,548	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(81)	—	(2,106)	—	—	(2,106)
Forfeiture of restricted stock	(25)	—	—	—	—	—
Common stock issued under employee stock purchase plan	2,180	—	18,915	—	—	18,915
Repurchases of common stock	(2,361)	—	(56,215)	—	—	(56,215)
Other comprehensive loss	—	—	—	(3,788)	—	(3,788)
Net loss	—	—	—	—	(28,731)	(28,731)
Balance at the end of the third quarter of fiscal 2022	290,081	$29	$2,447,916	$(307)	$(1,723,214)	$724,424

	Third Quarter of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2023	298,801	$30	$2,392,173	$(20,099)	$(1,610,746)	$761,358
Issuance of common stock upon exercise of stock options	459	—	3,878	—	—	3,878
Stock-based compensation expense	—	—	86,852	—	—	86,852
Vesting of restricted stock units	3,482	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(112)	—	(3,143)	—	—	(3,143)
Common stock issued under employee stock purchase plan	927	—	20,569	—	—	20,569
Repurchases of common stock	(888)	—	(24,565)	—	—	(24,565)
Other comprehensive loss	—	—	—	(3,654)	—	(3,654)
Net loss	—	—	—	—	(787)	(787)
Balance at the end of the third quarter of fiscal 2023	302,669	$30	$2,475,764	$(23,753)	$(1,611,533)	$840,508

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Three Quarters of Fiscal 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	3,983	—	33,573	—	—	33,573
Stock-based compensation expense	—	—	209,401	—	—	209,401
Vesting of restricted stock units	9,875	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(386)	—	(8,670)	—	—	(8,670)
Forfeiture of restricted stock	(62)	—	—	—	—	—
Common stock issued under employee stock purchase plan	4,365	—	36,641	—	—	36,641
Repurchases of common stock	(6,057)	—	(130,608)	—	—	(130,608)
Other comprehensive loss	—	—	—	(7,717)	—	(7,717)
Net loss	—	—	—	—	(158,202)	(158,202)
Balance at the end of the third quarter of fiscal 2022	290,081	$29	$2,447,916	$(307)	$(1,723,214)	$724,424

	First Three Quarters of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	2,316	—	19,139	—	—	19,139
Stock-based compensation expense	—	—	246,677	—	—	246,677
Vesting of restricted stock units	10,632	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(517)	—	(16,130)	—	—	(16,130)
Common stock issued under employee stock purchase plan	3,014	—	39,965	—	—	39,965
Repurchases of common stock	(5,409)	—	(151,564)	—	—	(151,564)
Other comprehensive loss	—	—	—	(15,388)	—	(15,388)
Net loss	—	—	—	—	(1,400)	(1,400)
Balance at the end of the third quarter of fiscal 2023	302,669	$30	$2,475,764	$(23,753)	$(1,611,533)	$840,508

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Three Quarters of Fiscal
	2022	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(158,202)	$(1,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,605	72,268
Amortization of debt discount and debt issuance costs	23,011	2,406
Stock-based compensation expense	207,763	245,114
Impairment of long-lived assets	471	—
Other	8,576	67
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	106,788	106,216
Inventory	38	(16,341)
Deferred commissions	(20,395)	11,175
Prepaid expenses and other assets	(12,283)	(56,164)
Operating lease right-of-use assets	22,061	26,073
Accounts payable	(14,256)	22,536
Accrued compensation and other liabilities	(35,251)	(17,739)
Operating lease liabilities	(22,094)	(28,339)
Deferred revenue	106,054	168,336
Net cash provided by operating activities	271,886	534,208
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(81,217)	(97,910)
Acquisition, net of cash acquired	—	(1,989)
Purchases of marketable securities	(502,438)	(92,129)
Sales of marketable securities	146,934	—
Maturities of marketable securities	303,158	352,295
Other	(600)	—
Net cash (used in) provided by investing activities	(134,163)	160,267
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	33,743	19,131
Proceeds from issuance of common stock under employee stock purchase plan	36,641	39,965
Principal payments on borrowings and finance lease obligations	(1,284)	(256,145)
Tax withholding on vesting of equity awards	(8,670)	(16,130)
Repurchases of common stock	(130,608)	(151,564)
Net cash used in financing activities	(70,178)	(364,743)
Net increase in cash, cash equivalents and restricted cash	67,545	329,732
Cash, cash equivalents and restricted cash, beginning of period	347,691	476,743
Cash, cash equivalents and restricted cash, end of period	$415,236	$806,475

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$404,692	$795,931
Restricted cash	10,544	10,544
Cash, cash equivalents and restricted cash, end of period	$415,236	$806,475
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,932	$1,151
Cash paid for income taxes	$10,051	$8,452
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$6,413	$19,976

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2022 was February 6, 2022 and for fiscal 2023 will be February 5, 2023. The third quarter of fiscal 2022 and 2023 ended on October 31, 2021 and November 6, 2022. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2022 and the third quarter of fiscal 2023, we had restricted cash of $10.5 million.

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the valuation hierarchy at the end of fiscal 2022 and the third quarter of fiscal 2023 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$29,275	$18,731	$—	$10,544
Level 2
U.S. government treasury notes	336,303	512	(2,176)	334,639	—	334,639	—
U.S. government agencies	49,153	49	(193)	49,009	—	49,009	—
Corporate debt securities	491,728	384	(4,731)	487,381	200	487,181	—
Foreign government bonds	12,333	37	(17)	12,353	—	12,353	—
Asset-backed securities	60,361	111	(453)	60,019	—	60,019	—
Municipal bonds	3,950	—	(78)	3,872	—	3,872	—
Total	$953,828	$1,093	$(7,648)	$976,548	$18,931	$947,073	$10,544

	At the End of the Third Quarter of Fiscal 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$297,756	$287,212	$—	$10,544
Level 2
U.S. government treasury notes	235,143	1	(5,901)	229,243	—	229,243	—
U.S. government agencies	28,792	1	(496)	28,297	—	28,297	—
Corporate debt securities	382,577	—	(13,876)	368,701	—	368,701	—
Foreign government bonds	4,798	—	(79)	4,719	—	4,719	—
Asset-backed securities	35,855	—	(1,374)	34,481	—	34,481	—
Municipal bonds	3,950	—	(218)	3,732	—	3,732	—
Total	$691,115	$2	$(21,944)	$966,929	$287,212	$669,173	$10,544

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Third Quarter of Fiscal 2023
	Amortized Cost	Fair Value
Due within one year	$362,127	$355,765
Due in one to five years	328,988	313,408
Total	$691,115	$669,173

Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that has resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the third quarter and the first three quarters of fiscal 2022 and 2023.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2022 and the third quarter of fiscal 2023, aggregated by investment category (in thousands):

	At the End of Fiscal 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$193,359	$(2,176)	$—	$—	$193,359	$(2,176)
U.S. government agencies	24,388	(193)	—	—	24,388	(193)
Corporate debt securities	374,223	(4,708)	1,182	(23)	375,405	(4,731)
Foreign government bonds	4,098	(17)	—	—	4,098	(17)
Asset-backed securities	37,608	(453)	—	—	37,608	(453)
Municipal bonds	3,872	(78)	—	—	3,872	(78)
Total	$637,548	$(7,625)	$1,182	$(23)	$638,730	$(7,648)

	At the End of the Third Quarter of Fiscal 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$133,188	$(2,603)	$94,973	$(3,298)	$228,161	$(5,901)
U.S. government agencies	20,403	(390)	2,893	(106)	23,296	(496)
Corporate debt securities	186,166	(5,289)	182,534	(8,587)	368,700	(13,876)
Foreign government bonds	4,178	(30)	541	(49)	4,719	(79)
Asset-backed securities	16,325	(197)	18,156	(1,177)	34,481	(1,374)
Municipal bonds	1,401	(108)	2,331	(110)	3,732	(218)
Total	$361,661	$(8,617)	$301,428	$(13,327)	$663,089	$(21,944)

Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value Measurements of Other Financial Instruments
We measure the fair value of our Notes on a quarterly basis. We consider the fair value of the Notes at the end of the third quarter of fiscal 2023 to be a Level 2 measurement due to its limited trading activity. Refer to Note 6 for the carrying amount and estimated fair value of our Notes at the end of the third quarter of fiscal 2023.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2022	Third Quarter of Fiscal 2023
Raw materials	$15,734	$24,471
Finished goods	23,208	35,245
Inventory	$38,942	$59,716
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2022	Third Quarter of Fiscal 2023
Test equipment	$266,672	$306,088
Computer equipment and software	206,053	249,148
Furniture and fixtures	8,652	9,522
Leasehold improvements	47,443	58,931
Capitalized software development costs	8,528	14,795
Total property and equipment	537,348	638,484
Less: accumulated depreciation and amortization	(342,066)	(389,878)
Property and equipment, net	$195,282	$248,606

Depreciation and amortization expense related to property and equipment was $17.5 million and $22.2 million for the third quarter of fiscal 2022 and 2023, and $47.2 million and $61.0 million for the first three quarters of fiscal 2022 and 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2022			Third Quarter of Fiscal 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(13,544)	$5,581	$19,125	$(14,505)	$4,620
Developed technology	80,166	(30,304)	49,862	83,211	(40,061)	43,150
Customer relationships	6,459	(1,246)	5,213	6,459	(1,936)	4,523
Trade name	3,623	(1,633)	1,990	3,623	(2,537)	1,086
Intangible assets, net	$109,373	$(46,727)	$62,646	$112,418	$(59,039)	$53,379

 Intangible assets amortization expense was $4.0 million and $4.1 million for the third quarter of fiscal 2022 and 2023, and $12.4 million and $12.3 million for the first three quarters of fiscal 2022 and 2023. At the end of the third quarter of fiscal 2023, the weighted-average remaining amortization period was 1.7 years for technology patents, 3.3 years for developed technology, 4.9 years for customer relationships, and 0.9 year for trade name. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the third quarter of fiscal 2023, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2023	$4,157
2024	16,210
2025	15,425
2026	12,830
2027	3,107
Thereafter	1,650
Total	$53,379
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance at the end of fiscal 2022	$358,736
Goodwill acquired	2,691
Balance at the end of the third quarter of fiscal 2023	$361,427
There were no impairments to goodwill during the third quarter and first three quarters of fiscal 2022 and 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2022	Third Quarter of Fiscal 2023
Taxes payable	$6,312	$10,249
Accrued marketing	13,257	13,543
Accrued cloud and outside services	6,135	4,614
Supply chain-related accruals	6,991	25,958
Accrued service logistics and professional services	6,244	6,564
Acquisition earn-out and deferred consideration	5,211	2,693
Customer deposits from contracts with customers	10,409	13,653
Other accrued liabilities	23,952	31,698
Total accrued expenses and other liabilities	$78,511	$108,972

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Beginning balance	$195,965	$235,681	$187,924	$246,307
Additions	49,822	35,827	121,802	98,949
Recognition of deferred commissions	(37,467)	(36,376)	(101,406)	(110,124)
Ending balance	$208,320	$235,132	$208,320	$235,132
Of the $235.1 million total deferred commissions balance at the end of the third quarter of fiscal 2023, we expect to recognize approximately 30% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the third quarter and first three quarters of fiscal 2022 and 2023.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Beginning balance	$909,814	$1,178,691	$843,697	$1,079,872
Additions	208,542	313,279	611,006	854,535
Recognition of deferred revenue	(168,606)	(243,751)	(504,953)	(686,188)
Ending balance	$949,750	$1,248,219	$949,750	$1,248,219
Revenue recognized during the third quarter of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $163.2 million and $216.8 million. Revenue recognized during the first three quarters of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $356.2 million and $466.0 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $1.6 billion at the end of the third quarter of fiscal 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Of the $1.6 billion contracted but not recognized revenue at the end of the third quarter of fiscal 2023, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Debt
Convertible Senior Notes
In April 2018, we issued $575.0 million in principal amount of 0.125% convertible senior notes due 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and received proceeds of $562.1 million, after deducting the underwriters’ discounts and commissions. The Notes are governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes will mature on April 15, 2023. Interest is payable semi-annually in arrears on April 15 and October 15 of each year.
The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment. On October 14, 2022, we provided notice to the holders electing to settle all conversions on or after October 15, 2022 with cash up to the principal amount of the Notes and shares for any excess conversion value.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2022	Third Quarter of Fiscal 2023
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization	(35,641)	—
Less: debt issuance costs, net of amortization	(2,580)	(1,145)
Net carrying amount of the Notes	$536,779	$573,855

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature	$136,333	$—
Less: debt issuance costs	(3,068)	—
Additional paid-in capital	$133,265	$—
The total estimated fair value of the Notes at the end of the third quarter of fiscal 2023 was $691.9 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $30.34 on the last day of the third quarter of fiscal 2023, the if-converted value of the Notes of $664.0 million was greater than its principal amount. At the end of the third quarter of fiscal 2023, the remaining term of the Notes is approximately five months.
The following table sets forth total interest expense recognized related to the Notes for the third quarter and first three quarters of fiscal 2022 and 2023 (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Amortization of debt discount	$7,184	$—	$21,029	$—
Amortization of debt issuance costs	520	650	1,523	1,947
Total amortization of debt discount and debt issuance costs	7,704	650	22,552	1,947
Contractual interest expense	181	179	537	537
Total interest expense related to the Notes	$7,885	$829	$23,089	$2,484

Effective interest rate of the liability component	5.6%	0.6%	5.6%	0.6%

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
In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility. Prior to repayment, the outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.59% and 1.60% resulting in interest expense of $1.0 million and $3.0 million during the third quarter and first three quarters of fiscal 2022 and 1.61% resulting in interest expense of $0.3 million during the first quarter of fiscal 2023.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2023.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2022 and the third quarter of fiscal 2023, we had outstanding letters of credit in the aggregate amount of $6.7 million and $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the third quarter of fiscal 2023.

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
In June 2022, we entered into an eight-year sublease through July 2030 for a new headquarters facility in Santa Clara, California with total lease payments of $100.2 million that include rent escalation and abatement clauses. The sublease of space with total lease payments of $89.4 million commenced in August 2022. Additional space with lease payments of $10.8 million will commence in May 2024 and end in July 2030 and therefore are excluded from our future lease payments disclosure below.
We also lease certain engineering test equipment under financing agreements. These finance leases are three years and contain a bargain purchase option at the end of the respective lease term. It is reasonably certain that the bargain purchase option will be exercised.
The components of lease costs during the periods presented were as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Fixed operating lease cost	$9,652	$13,412	$28,717	$34,483

Variable lease cost (1)	2,851	931	6,499	4,753
Short-term lease cost (12 months or less)	851	1,096	2,984	2,712

Finance lease cost:
Amortization of finance lease right-of-use assets	91	926	152	1,929
Interest on finance lease liabilities	13	98	18	197
Total finance lease cost	$104	$1,024	$170	$2,126

Total lease cost	$13,458	$16,463	$38,370	$44,074
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2022	Third Quarter of Fiscal 2023
Operating leases:
Weighted-average remaining lease term (in years)	4.5	5.5
Weighted-average discount rate	5.7%	6.1%

Finance leases:
Finance lease right-of-use assets, gross(1)	$3,577	$17,597
Accumulated amortization(1)	(384)	(2,313)
Finance lease right-of-use assets, net(1)	$3,193	$15,284
Finance lease liabilities, current(2)	1,035	5,367
Finance lease liabilities, non-current(3)	1,487	5,378
Total finance lease liabilities	$2,522	$10,745
Weighted-average remaining lease term (in years)	3.6	3.5
Weighted-average discount rate	2.7%	4.9%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows (in thousands):

	First Three Quarters of Fiscal
	2022	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$27,379	$38,853
Financing cash outflows for finance leases	$414	$5,323
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,594	$77,986
Finance leases	$3,110	$14,019
Future lease payments under our non-cancelable leases at the end of the third quarter of fiscal 2023 were as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
The remainder of 2023	$11,256	$681
2024	42,783	5,839
2025	44,900	4,728
2026	34,261	183
2027	20,968	—
Thereafter	65,336	—
Total future lease payments	219,504	11,431
Less: imputed interest	(41,280)	(686)
Present value of total lease liabilities	$178,224	$10,745

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our board of directors. At the end of the third quarter of fiscal 2023, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the third quarter of fiscal 2023, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the third quarter of fiscal 2023, 302,668,981 shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In March 2022, our board of directors authorized the repurchase of up to an additional $250.0 million of our common stock. During the third quarter of fiscal 2023, we repurchased and retired 888,433 shares of common stock at an average purchase price of $27.63 per share for an aggregate repurchase price of $24.6 million. During the first three quarters of fiscal 2023, we repurchased and retired 5,410,150 shares of common stock at an average purchase price of $27.99 per share for an aggregate repurchase price of $151.5 million. At the end of the third quarter of fiscal 2023, $98.5 million remained available for future share repurchases under our current repurchase authorization.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. An ESPP reset occurred during the third quarter of fiscal 2023, and $10.4 million relating to this modification is being recognized over the new offering period ending September 15, 2024.
Stock-based compensation expense related to our 2015 ESPP was $8.9 million and $5.5 million during the third quarter of fiscal 2022 and 2023, and $25.3 million and $17.3 million during the first three quarters of fiscal 2022 and 2023. At the end of the third quarter of fiscal 2023, total unrecognized stock-based compensation cost related to our 2015 ESPP was $37.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2022	12,268,938	$10.25	3.5	$198,266
Options exercised	(2,316,226)	8.26
Options forfeited	(11,137)	1.82
Balance at the end of the third quarter of fiscal 2023	9,941,575	$10.73	2.8	$195,398
Vested and exercisable at the end of the third quarter of fiscal 2023	9,656,378	$10.94	2.7	$187,290

The aggregate intrinsic value of options vested and exercisable at the end of the third quarter of fiscal 2023 is calculated based on the difference between the exercise price and the closing price of $30.34 of our common stock on the last day of the third quarter of fiscal 2023.
Stock-based compensation expense recognized related to stock options was $1.7 million and $1.2 million during the third quarter of fiscal 2022 and 2023, and $6.0 million and $4.0 million during the first three quarters of fiscal 2022 and 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
At the end of the third quarter of fiscal 2023, total unrecognized employee stock-based compensation cost related to outstanding options was $3.4 million, which is expected to be recognized over a weighted-average period of 1.2 years.
RSUs and Performance RSUs (PRSUs)
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2022	28,712,878	$19.53	$757,446
Granted	13,297,023	29.96
Vested	(10,632,285)	19.75
Forfeited	(2,950,347)	21.58
Unvested balance at the end of the third quarter of fiscal 2023	28,427,269	$24.11	$862,824
RSUs granted during the first three quarters of fiscal 2023 include PRSUs for 1,147,187 shares of common stock, at a target percentage of 100%, with both performance and service vesting conditions. The actual PRSUs earned will range from 0% to 150% of the target number granted, contingent upon the degree to which the fiscal 2023 performance condition is met. Any portion of shares that are not earned will be canceled. In addition, during the first quarter of fiscal 2023, we issued 647,586 PRSUs and canceled 34,960 PRSUs based on the actual attainment of fiscal 2022 performance conditions for previously issued PRSUs, with these PRSUs issued subject to service condition through the remaining vesting periods.
Stock-based compensation expense recognized related to RSUs and PRSUs was $65.0 million and $80.3 million during the third quarter of fiscal 2022 and 2023, and $174.9 million and $223.8 million during the first three quarters of fiscal 2022 and 2023. At the end of the third quarter of fiscal 2023, total unrecognized employee stock-based compensation cost related to unvested RSUs and PRSUs was $620.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2022	54,977	$20.02	$1,450
Vested	(54,977)	20.02
Forfeited	—	—
Unvested balance at the end of the third quarter of fiscal 2023	—	$—	$—
Stock-based compensation expense recognized related to restricted stock was not considered material for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Cost of revenue—product	$1,634	$2,984	$4,547	$7,454
Cost of revenue—subscription services	5,555	5,814	15,098	16,978
Research and development	36,797	42,390	102,343	120,482
Sales and marketing	19,151	18,441	54,317	54,740
General and administrative	12,863	17,350	31,458	45,460
Total stock-based compensation expense	$76,000	$86,979	$207,763	$245,114
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Net loss	$(28,731)	$(787)	$(158,202)	$(1,400)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	287,462	300,984	283,918	298,101
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.00)	$(0.56)	$(0.00)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Stock options to purchase common stock	15,194	10,164	16,623	10,812
Unvested RSUs and PRSUs	32,937	29,809	33,541	30,510
Unvested restricted stock	176	—	319	8
Shares related to convertible senior notes	21,884	21,884	21,884	21,884
Shares issuable pursuant to the ESPP	1,121	450	1,121	450
Total	71,312	62,307	73,488	63,664

Note 12. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Interest income(1)	$2,082	$3,969	$7,186	$8,280
Interest expense(2)	(9,103)	(1,117)	(26,767)	(3,600)
Foreign currency transactions net losses	(1,729)	(6,663)	(2,927)	(15,689)
Other income	797	997	2,418	2,599
Total other income (expense), net	$(7,953)	$(2,814)	$(20,090)	$(8,410)
____________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of the debt discount and debt issuance costs, contractual interest expense related to our debt and accretion of our finance lease liabilities.
Note 13. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and state income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our income (loss) before income taxes and the income tax provision recorded was primarily attributable to changes in our valuation allowance, U.S. taxes on foreign income, stock-based compensation expense and state taxes driven by Internal Revenue Code (IRC) Section 174 capitalization.
At the end of the third quarter of fiscal 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2022.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023

United States	$408,732	$492,770	$1,057,015	$1,419,440
Rest of the world	154,008	183,280	415,263	523,787
Total revenue	$562,740	$676,050	$1,472,278	$1,943,227

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2022	Third Quarter of Fiscal 2023

United States	$187,228	$236,404
Rest of the world	8,054	12,202
Total long-lived assets	$195,282	$248,606

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

Uncertain Macro Environment
We continue to actively monitor, evaluate and respond to the current uncertain macro environment, including the impact of higher interest rates, inflation, lingering supply chain challenges, and a stronger U.S. dollar. During the quarter we continued to experience longer sales cycle for opportunities with our enterprise as well as commercial customers.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for employee benefits, facilities-related and technology related costs.
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
General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, facilities, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expenses to increase in absolute dollars and it may decrease as a percentage of revenue.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Product revenue	$374,913	$431,281	$56,368	15%	$949,736	$1,247,045	$297,309	31%
Subscription services revenue	187,827	244,769	56,942	30%	522,542	696,182	173,640	33%
Total revenue	$562,740	$676,050	$113,310	20%	$1,472,278	$1,943,227	$470,949	32%
Total revenue increased by $113.3 million, or 20%, during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, and increased by $470.9 million, or 32%, during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022. The increase in revenue during these periods was driven by demand from enterprise, commercial and public sector customers across our entire product and solutions portfolio and key geographies.
The increase in product revenue during these periods was driven by sales from our entire portfolio of FlashArray and FlashBlade products, including FlashArray//C, FlashArray//XL and FlashBlade//S. Also partially impacting product revenue growth in the third quarter is revenue of approximately $60 million recognized during the first quarter of fiscal 2023 relating to orders with several of our larger enterprise customers in the U.S. that we had forecasted to occur later in our fiscal year. The increase in subscription services revenue during these periods was largely driven by increases in sales of both our Evergreen Storage subscription services, including Evergreen//One, as well as recognition of deferred subscription services revenue contracts.
During the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, total revenue in the United States grew 21% from $408.7 million to $492.8 million and total rest of the world revenue grew 19% from $154.0 million to $183.3 million. During the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, total revenue in the United states grew 34% from $1.1 billion to $1.4 billion and total rest of the world revenue grew 26% from $415.3 million to $523.8 million. For further details on revenue by geography, see Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

The following table sets forth our Subscription ARR for the periods presented (dollars in thousands, unaudited):

	At the End of		Year-over-Year Growth
	Third Quarter of Fiscal 2022	Third Quarter of Fiscal 2023	%
Subscription annual recurring revenue	$788,330	$1,026,976	30%
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2022	2023	2022	2023
Beginning balance	$909,814	$1,178,691	$843,697	$1,079,872
Additions	208,542	313,279	611,006	854,535
Recognition of deferred revenue	(168,606)	(243,751)	(504,953)	(686,188)
Ending balance	$949,750	$1,248,219	$949,750	$1,248,219
Revenue recognized during the third quarter of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $163.2 million and $216.8 million. Revenue recognized during the first three quarters of fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $356.2 million and $466.0 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1.6 billion at the end of the third quarter of fiscal 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors, including timing of when cancelable orders are delivered. Of the $1.6 billion RPO at the end of the third quarter of fiscal 2023, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$128,087	$132,562	$4,475	3%	$305,388	$387,868	$82,480	27%
Stock-based compensation	1,634	2,984	1,350	83%	4,547	7,454	2,907	64%
Total product cost of revenue	$129,721	$135,546	$5,825	4%	$309,935	$395,322	$85,387	28%
% of Product revenue	35%	31%			33%	32%

Subscription services cost of revenue	$52,672	$68,355	$15,683	30%	$150,560	$194,598	$44,038	29%
Stock-based compensation	5,555	5,814	259	5%	15,098	16,978	1,880	12%
Total subscription services cost of revenue	$58,227	$74,169	$15,942	27%	$165,658	$211,576	$45,918	28%
% of Subscription services revenue	31%	30%			32%	30%

Total cost of revenue	$187,948	$209,715	$21,767	12%	$475,593	$606,898	$131,305	28%
% of Total revenue	33%	31%			32%	31%

Product gross margin	65%	69%			67%	68%
Subscription services gross margin	69%	70%			68%	70%
Total gross margin	67%	69%			68%	69%

Cost of revenue increased by $21.8 million, or 12%, during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, and increased by $131.3 million, or 28%, during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022. The increase in product cost of revenue during these periods was primarily attributable to increased sales and, to a lesser extent, higher component and logistics costs due to supply chain environment. The increase in subscription services cost of revenue during these periods was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx.
The increase in product gross margins during the third quarter of fiscal 2023 is largely the result of sales during the third quarter of fiscal 2022 to a large hyperscaler that were at lower gross margins. Sales of larger configuration systems and FlashBlade//S also contributed to higher product gross margins during the third quarter of fiscal 2023.
The increase in subscription services gross margin during the third quarter and first three quarters of fiscal 2023 was driven primarily by increased sales of Evergreen//One, higher renewals in Evergreen Storage subscriptions, and increasing economies of scale.

Operating Expenses
Research and Development

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Research and development	$111,011	$137,618	$26,607	24%	$316,953	$386,489	$69,536	22%
Stock-based compensation	36,797	42,390	5,593	15%	102,343	120,482	18,139	18%
Total expenses	$147,808	$180,008	$32,200	22%	$419,296	$506,971	$87,675	21%
% of Total revenue	26%	27%			28%	26%

Research and development expense increased by $32.2 million, or 22%, during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, as we continue to innovate and develop technologies to enhance and expand our solutions portfolio. The increase was primarily driven by a $25.7 million increase in employee compensation and related costs, which included a $5.6 million increase in stock-based compensation expense, and a $5.7 million increase in office and facilities-related costs.
Research and development expense increased by $87.7 million, or 21%, during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, primarily due to a $68.7 million increase in employee compensation and related costs, which included a $18.1 million increase in stock-based compensation expense, and a $12.1 million increase in office and facilities-related costs.

Sales and Marketing

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Sales and marketing	$174,021	$193,699	$19,678	11%	$512,737	$582,389	$69,652	14%
Stock-based compensation	19,151	18,441	(710)	(4)%	54,317	54,740	423	1%
Total expenses	$193,172	$212,140	$18,968	10%	$567,054	$637,129	$70,075	12%
% of Total revenue	34%	31%			39%	33%

Sales and marketing expense increased by $19.0 million, or 10%, during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, primarily due to a $12.7 million increase in employee compensation and related costs, and a $6.4 million increase in marketing and travel spend.
Sales and marketing expense increased by $70.1 million, or 12%, during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, primarily due to a $41.9 million increase in employee compensation and related costs, and a $24.1 million increase in marketing and travel spend.
The decrease in sales and marketing expense as a percentage of total revenue during the third quarter and the first three quarters of fiscal 2023 compared to the corresponding periods of fiscal 2022 was due to improved sales efficiencies and execution.

General and Administrative

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
General and administrative	$39,027	$47,704	$8,677	22%	$107,042	$127,840	$20,798	19%
Stock-based compensation	12,863	17,350	4,487	35%	31,458	45,460	14,002	45%
Total expenses	$51,890	$65,054	$13,164	25%	$138,500	$173,300	$34,800	25%
% of Total revenue	9%	10%			9%	9%

General and administrative expense increased by $13.2 million, or 25%, during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, and increased by $34.8 million, or 25%, during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022 primarily due to employee compensation and related costs.
Other Income (Expense), Net

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Other income (expense), net	$(7,953)	$(2,814)	$5,139	65%	$(20,090)	$(8,410)	$11,680	(58)%
% of Total revenue	(1)%	—%			(1)%	—%

Other income (expense), net increased by $5.1 million during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, primarily due to a decrease in interest expense following the adoption of ASU 2020-06 in the first quarter of fiscal 2023 that resulted in the elimination of the debt discount related to the conversion option of our Notes that was previously accreted to interest expense over the term of the Notes, partially offset by net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies.
Other income (expense), net increased by $11.7 million during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022 primarily due to a $23.2 million decrease in interest expense following the adoption of ASU 2020-06, partially offset by a $12.8 million increase in net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies.
Provision for Income Taxes

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2022	2023	$	%	2022	2023	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$2,700	$7,106	$4,406	163%	$9,947	$11,919	$1,972	20%
% of Total revenue	—%	1%			1%	1%
Provision for income taxes increased during the third quarter and first three quarters of fiscal 2023 compared to the corresponding fiscal 2022 periods primarily due to an increase in state income taxes.

Liquidity and Capital Resources
At the end of the third quarter of fiscal 2023, we had cash, cash equivalents and marketable securities of $1.5 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months, including the cash settlement of the principal balance of our Notes in April 2023 as discussed below. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of spending to support development efforts, the expansion of international operation activities, the addition or closure of office space, new headquarters facility build out, the timing of new product introductions, the continuing market acceptance of our products and services, and the volume and timing of our share repurchases. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may seek additional equity or debt financing in the future.
Convertible Senior Notes
In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023 (the Notes), in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes will mature on April 15, 2023. The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment. On October 14, 2022, we provided notice to the holders of the Notes electing to settle all conversions of the Notes with cash up to the principal amount of the Notes and shares for any excess conversion value.
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

We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2023. In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility.
Letters of Credit
At the end of fiscal 2022 and the end of the third quarter of fiscal 2023, we had outstanding letters of credit in the aggregate amount of $6.7 million and $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
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
During the third quarter of fiscal 2023, we repurchased and retired 888,433 shares of common stock at an average purchase price of $27.63 per share for an aggregate repurchase price of $24.6 million.During the first three quarters of fiscal 2023, we repurchased and retired 5,410,150 shares of common stock at an average purchase price of $27.99 per share for an aggregate repurchase price of $151.5 million. Approximately $98.5 million remained under our share repurchase authorization as of the end of the third quarter of fiscal 2023.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Three Quarters of Fiscal
	2022	2023
Net cash provided by operating activities	$271,886	$534,208
Net cash (used in) provided by investing activities	$(134,163)	$160,267
Net cash used in financing activities	$(70,178)	$(364,743)
Operating Activities
Net cash provided by operating activities during the first three quarters of fiscal 2022 and 2023 was primarily driven by cash collections from sales of our product and subscription services and improving operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. Net cash provided by operating activities increased year-over-year primarily due to increased sales of our product and subscription services, including improved timing of cash collections, timing of vendor payments and, to a lesser extent, the full payment of the deferred employer portion of social security payroll tax under the CARES Act in the first quarter of fiscal 2022.
Investing Activities
Net cash provided by investing activities during the first three quarters of fiscal 2023 was driven by net maturities of $260.2 million in marketable securities, partially offset by $97.9 million in capital expenditures.
Net cash used in investing activities during the first three quarters of fiscal 2022 was driven by $81.2 million in capital expenditures and net purchases of $52.9 million in marketable securities.
Financing Activities
Net cash used in financing activities during the first three quarters of fiscal 2023 was primarily driven by full repayment of the $250.0 million outstanding under the Credit Facility, share repurchases of $151.6 million and tax withholding on vesting of equity awards of $16.1 million, partially offset by proceeds from the issuance of common stock from employee stock purchase plan (ESPP) of $40.0 million and proceeds from the exercise of stock options of $19.1 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the third quarter of fiscal 2023 we had cash, cash equivalents and marketable securities of $1.5 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $5.5 million at the end of the third quarter of fiscal 2023.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the third quarter of fiscal 2023 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $4.0 million at the end of the third quarter of fiscal 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the third quarter of fiscal 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2023 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our Class A common stock, which we refer to as our "common stock", involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our condensed consolidated financial statements and the related notes appearing in this quarterly report, before deciding to invest in our common stock. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. In such event, the trading price of our common stock could decline and investors might lose all or part of their investment.
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
Due to a variety of factors, including supply chain constraints and labor shortages, there have been recent significant inflationary trends in the cost of components, labor and freight costs and other expenses. These inflationary pressures could affect wages, the cost and our ability to obtain components, the price of our products and services, our ability to meet customer demand, our gross margins and operating profit. Inflation may further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts and our ability to attract, motivate and retain sales, engineering and other key personnel. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
We rely on contract manufacturers to manufacture our products, and if we fail to manage our relationships with our contract manufacturers successfully, our business could be negatively impacted.
We rely on a limited number of contract manufacturers to manufacture our products, which reduces our control over the assembly process and exposes us to risks, such as reduced control over quality assurance, costs and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, including due to the COVID-19 pandemic, our ability to timely ship products to our customers will be impaired, potentially on short notice, and our competitive position, reputation and financial results could be harmed. If we are required, for whatever reason, to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products could exacerbate other risk factors and cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.
We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of our supply arrangements could delay shipments of our products and could harm our relationships with current and prospective customers.
We rely on a limited number of suppliers and, in some cases, on single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. If we are unable to obtain components from our existing suppliers, we may need to obtain these components through secondary sources or markets which could result in higher costs, delays and/or components which do not meet our quality requirements. While we actively monitor and manage our supply chain, we cannot anticipate the potential impact that a variety of factors, such as COVID-19 restrictions, may have on the manufacturing and shipment of our products.
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
Further, some of the components in our products are sourced from component suppliers outside the United States, including from China. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, there have been, and may continue to be, significant changes to U.S. trade policies, legislation, treaties and tariffs, and the United States and Chinese governments have announced import tariffs by both countries. If any new legislation and/or regulations are implemented, if existing trade agreements are renegotiated or terminated, or if tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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

Our business, operating results, cash flows and financial condition have been affected by the COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, the lingering impacts of which are uncertain.
The COVID-19 pandemic has resulted in significant global social and business disruption and economic contraction. The pandemic has impacted our business and has also put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The lingering impact on the global population and the magnitude and duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent, among other things, upon the actions of governments, businesses and other organizations in response to the pandemic and the effectiveness of those actions.
The lingering impact of the COVID-19 pandemic on our business and operational and financial performance is uncertain and depends on many factors, including the duration and spread of the outbreak; the effectiveness of vaccines and boosters; government responses to restrictions and regulations related to the pandemic; impact on our customers and our sales efforts and cycles; impact on our customer, industry or employee events; impact of supply chain constraints, component quality and inflation, and effect on our partners, vendors and suppliers, much of which is uncertain and outside of our control. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services, including due to budget constraints and other uncertainties; our ability to gain new customers; our employee productivity; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure.
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
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our storage platform could adversely affect the demand for our products.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 20% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, and our headcount increased from over 4,000 at the end of the third quarter of fiscal 2022 to nearly 4,900 employees at the end of the third quarter of fiscal 2023. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology, as well as laws relating to forced labor and conflict minerals. From time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow of imports or exports. If we fail to obtain required import or export approval for our products or its various components, or to timely provide requested documentation, our international and domestic sales could be harmed and our revenue may be adversely affected. In many cases, we rely on vendors and channel partners to handle logistics associated with the import and export of our products, so our visibility and control over these matters may be limited. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which could harm our business, operating results and financial condition.
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
On October 14, 2022, we provided notice to holders of the Notes, electing to settle all conversion on or after October 15, 2022 by a combination settlement (as defined in the indenture for the Notes) with a specified dollar amount (as defined in the indenture for the Notes) of $1,000 per $1,000 principal amount of Notes. Upon a conversion or repurchase of the Notes, we will be required to make significant cash payments in respect of the Notes being converted or repurchased.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes, or to make cash payments in connection with any conversion of the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $36.00, through December 7, 2022. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the third quarter of fiscal 2023 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
August 8 - September 4	$28.37	52	$121,630
September 5 - October 2	$27.54	425	$109,909
October 3 - November 6	$27.63	411	$98,544
(1) In March 2022, our board of directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the third quarter of fiscal 2023 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
August 8 - September 4	$—	—	$—
September 5 - October 2	$28.14	112	$3,143
October 3 - November 6	$—	—	$—

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

PURE STORAGE, INC.

Date:	December 14, 2022	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 14, 2022	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)