Form 10-K
period 2023-02-05
Pure Storage, Inc.
filed 2023-04-03
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 5, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 5, 2022, the last business day of the registrant's most recently completed second quarter, was approximately $8.3 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant's Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 24, 2023, the registrant had 308,045,301 shares of Class A common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 5, 2023.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, high inflation, rising interest rates, current banking crisis, and a slowdown in demand, our ability to sustain or manage our growth and profitability, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding product acceptance and our technologies, products and solutions, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the success of the Portworx acquisition and technology, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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

PART I
Item 1. Business.

Overview
Data is foundational to our customers’ business transformation, and we are focused on delivering innovative and disruptive data storage, products and services that enable customers to maximize the value of their data.
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
Differentiated Technology
Innovation and technology leadership is core to our culture, products and services, and future growth strategies. We have developed highly differentiated technology that is the foundation of our portfolio to create significant and sustainable competitive advantages.
Flash Software and Integrated Hardware Leadership
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
•Environmental Benefits - Our Flash-optimized integrated hardware and software enables our products to deliver the same amount of data storage requiring significantly less power, space, cooling and e-waste when compared to both magnetic disk and competitive all-flash systems.
Our Purity software is shared across our products and provides leading enterprise-class data services such as always-on data-reduction, data protection and encryption, as well as a wide range of storage protocols such as block, file and object.
The advantages unlocked by our Purity software are significantly amplified by our integrated DirectFlash hardware technology. With DirectFlash, we build Flash Modules designed to work directly with NAND Flash chips, highly integrated and optimized for our Purity software. This deep integration of hardware and software allows us to be a proven leader in all-flash performance, reliability and efficiency from mainstream triple-level cell (TLC) flash and capacity-oriented quad-level cell (QLC) flash that delivers unparalleled density.

While QLC can make flash more economical, it requires significantly more sophisticated management, optimization and tuning to use effectively. With DirectFlash, we deliver the performance and density benefits of QLC flash, without compromising on efficiency, reliability or performance consistency. With DirectFlash, we are leading the industry, allowing us to accelerate the transition of disk to flash by replacing low-cost hybrid-flash and disk arrays. We have further extended this leadership by enabling customers to harness the cost efficiency of QLC while taming issues that SSD manufacturers have struggled with for years. In close collaboration with key QLC flash partners, we intend to drive our density roadmap for DirectFlash from the current 48TB to 300TB, building a 5x density advantage over our competition leveraging SSDs. Our increasing density roadmap for DirectFlash also substantially expands our cost and power efficiency advantages when compared to both disk and SSDs.
Evergreen Architecture
Our differentiated Evergreen architecture means that our products do not become obsolete or require wholesale replacement like traditional systems. Evergreen allows our arrays to be upgraded non-disruptively, enabling our customers to continuously benefit from the latest hardware and software technology, significantly reducing costly and unnecessary product replacements and associated e-waste. Several key technology elements are required to deliver on our Evergreen promise:
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
Sustainable Technology
Energy reduction and minimizing e-waste is a core part of our business strategy. We continue to invest in and innovate for a carbon-constrained world and are committed to continue delivering products and services that empower our customers to operate sustainably and efficiently while also gaining maximum productivity from their IT investments and reducing costs. Our technology differentiators deliver significant environmental sustainability benefits. DirectFlash allows us to build the most efficient and densest flash modules which has a direct effect on both cost and power efficiency - by providing higher capacity storage on a smaller hardware footprint, we lower the costs of our systems as well as their environmental footprint.
Our product platforms and solutions when compared to our competitors have significantly lower power consumption and e-waste contributing to our customers' achieving their own Environmental, Social and Governance (ESG) objectives.
The environmental benefits of this approach are outlined in our ESG report, which shows that our arrays are more energy efficient than competitive all-flash products. Additionally, two key environmental benefits of our Evergreen architecture include the reduction of both wasted energy and e-waste through non-disruptive upgrades and increased lifespan of our products. For more information about the ESG benefits of our technology, see our ESG report at https://www.purestorage.com/company/corporate-social-responsibility.html. This website reference is provided for convenience only, and the content on the referenced website is not incorporated by reference into this report.

Products and Subscription Services
Modernizing Infrastructure
We are leading the way to modernize storage infrastructure in our relentless pursuit of delivering the All-Flash Data Center.
•FlashArray Platform provides solutions for block-oriented storage, addressing database, application, virtual machine and other traditional workloads. FlashArray was the industry’s first all-flash array and is driving the industry-wide transition from disk to Flash. FlashArray pioneered the approach of software designed from the ground-up for Flash and set the stage for industry leading simplicity, reliability, and rich data services. FlashArray has evolved through seven generations of controllers, a 100x increase in density, and a transition to all-NVMe flash - all delivered to customers non-disruptively through our Evergreen service.
◦FlashArray//C delivers the benefits of NVMe flash, performance and consolidation to simplify Tier-2 storage estates. FlashArray//C extends the core technology of FlashArray and DirectFlash technology to incorporate QLC flash to modernize and replace hybrid-flash and Tier-2 disk arrays. The benefits of QLC delivered by FlashArray//C are only achievable through our DirectFlash integrated hardware and software approach, and places us in a unique and differentiated position to accelerate the transition from disk to flash.
◦FlashArray//XL, our latest addition to the family, sets a new bar of higher performance, scale and capacity for the most demanding workloads.
◦FlashArray File Services.delivers enterprise level multi-protocol file storage on FlashArray. As part of an unified approach to block and file data management, File Services reduces operational overhead by giving storage administrators policy driven automated management at the director, share, or virtual machine (VM) level. File Services delivers simplicity of management to a broad set of scale-up file data workloads including user data and department shares, content repositories such as Picture Archiving and Communication System (PACS) and video data, file-based applications, and now Network File System (NFS) datashares for virtual infrastructure.
•Cloud Block Store provides customers with a consistent storage experience and flexibility to operate a hybrid cloud model, leveraging both on-premise and public cloud infrastructure. Cloud Block Store is software-delivered, requires no dedicated hardware running in the public cloud or internet colocation data centers, and is designed to be multi-cloud, presently supporting Amazon Web Services and Microsoft Azure. Cloud Block Store is based upon the same Purity software that powers FlashArray in on-premise environments, enabling customers to easily implement hybrid cloud workflows.
•FlashBlade Platform provides solutions for unstructured data workloads of all types - from the most demanding modern "big data'' applications such as real-time and log analytics, artificial intelligence (AI), commercial High Performance Computing (HPC) to data protection and recovery. FlashBlade was the industry's first all-flash array optimized for modern unstructured file and object applications, and enables performance at multi-Petabyte scale. FlashBlade is a scale-out system built on hardware and software technology that FlashArray also shares, combining integrated software-defined networking that delivers revolutionary performance and simplicity. FlashBlade's scale, simplicity, and multiple protocols allows customers to consolidate a diverse set of modern workloads while benefiting from cost-effective all-flash performance.
◦FlashBlade//S, the next generation of the product, was introduced in fiscal 2023 with a new architecture that disaggregates resources to allow customers to scale in any direction, enabling a more diverse set of workloads.
◦FlashBlade//E, a scale-out unstructured data repository that will be generally available by the end of April 2023, is built to handle exponential data growth with industry-leading energy efficiency. Priced at under $0.20 per gigabyte including three years of Evergreen service with consumption up to five times less power than the hard disk systems that it will replace, FlashBlade//E provides an acquisition cost that is competitive to disk with lower operational costs.
Modernizing Operations
We are committed to helping customers modernize their operations by delivering modern cloud-oriented services, management and automation to customers across their on-premises, private and public cloud environments. These elements form what we call the Cloud Operating Model delivered through our Evergreen architecture.

•Our Evergreen Subscription family of services includes Evergreen//Forever, Evergreen//Flex and Evergreen//One which leverages our Evergreen Storage architecture. This allows us to modernize technology and seamlessly deliver new software and hardware components as customers upgrade and expand their storage needs.
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
•Our Evergreen subscription services is a key driver of customer satisfaction (reflected in our industry-leading Net Promoter Score).
•Evergreen//Flex is a fleet-level Evergreen architecture that offers users the advantage of storage hardware ownership with a lower upfront cost and a flexible pay-as-you-go subscription. Evergreen//Flex provides the flexibility and adaptability to move performance and stranded capacity to where data and applications need it most, with the security and control that comes from ownership of the solution. This latest model brings the modernization of Evergreen//Forever beyond the box, and is an efficient way to run a fleet of storage enabled by an asset utilization model.
•Evergreen//One is our service offering built on our Evergreen Storage architecture which allows us to deliver data storage to customers by leveraging a cloud operating model and service-level-agreements (SLAs). In fiscal 2023, we included an energy efficiency SLA in Evergreen//One guaranteeing a maximum number of actual watts per tebibyte (TiB). Powered by FlashArray, FlashBlade and Cloud Block Store, Evergreen//One unifies on-premises and public-cloud storage services in a single storage subscription service that delivers a true hybrid cloud experience. With Evergreen//One, customers have flexibility to choose performance and capacity needs as well as where they consume and pay for their storage needs.
•Pure Fusion brings the simplicity of the cloud operating model anywhere with on-demand consumption and back-end provisioning, delivering an autonomous storage-as-code management platform. Pure Fusion is delivered through a Software-as-a-Service (SaaS) management plane and enables storage administrators to unify storage arrays and optimize storage pools. Pure Fusion allows administrators to offer storage through customized storage service classes providing storage consumers on-demand API-access to storage services, while automating previously complex tasks, such as storage provisioning, workload placement, workload mobility, and fleet rebalancing.
Modernizing Applications
We are focused on helping customers modernize their applications- whether it is meeting the needs of modern unstructured data applications or supporting container-based cloud-native applications with the most robust and complete Kubernetes data platform.
•Portworx by Pure Storage is the market leader in cloud-native Kubernetes data management. As most modern and new software development is shifting to cloud-native architectures, Portworx is the only data management platform that is able to provide robust enterprise-grade container-storage, coupled with data-protection workflows such as Kubernetes backup, DR and migration, and allows customers true portability between on-premise, hybrid cloud and multi-cloud environments. The entire Portworx suite, inclusive of Portworx Enterprise, PX-Backup, and Portworx Data Services, is available as-a-service.

•Portworx Data Services (PDS) is the industry’s first Database-as-a-Service Platform for Kubernetes. Modern applications are composed of dozens or even hundreds of microservices, often supported by multiple data services. Managing each of these data services in a dynamic, Kubernetes world is complex and time-consuming. With PDS, DevOps engineers can deploy managed, production-grade data services with the click of a button, on and across private and public clouds. With deployment options from the industry’s broadest catalog of databases for SQL, NoSQL, search, streaming, and more, PDS helps developers get started faster. PDS also fully automates Day-2 operations, including monitoring, backups, high availability, DR, migration, auto-scaling, and security.
Our Strategic Growth Pillars
Our growth pillars are driven by two significant secular trends - continued transition from disk to flash, and the cloud-driven adoption of cloud-native applications and the cloud operating model.
Our multi-faceted cloud business objectives include: (i) to be a leader in enabling cloud-native applications; (ii) enable portability of data services and applications across on-premise and cloud-environments; (iii) deliver the full cloud operating model - on-premises and across public clouds; and (iv) lead the transition from disk to flash in the hyperscalers and cloud providers.
Our four strategic growth pillars are described below.
Grow our subscription services business and drive differentiation with as-a-Service and Cloud operating model
We are leading in the storage as-a-service market. We are outperforming the market because we are focused on providing these services through our technology rather than merely creating a financial and professional services construct.
We pioneered the Evergreen upgradable architecture that brings the benefits of the cloud operating model to an on-premises storage purchase. Evergreen//One extends the Evergreen architecture and subscription to deliver storage to customers as capacity and performance SLAs in a much more flexible, optimized and efficient manner.
Expand All-Flash into new use cases served by disk today
We continue to drive industry disruption by further expanding flash into historical disk use cases, leveraging our flash software leadership, currently with QLC. We see a tremendous growth opportunity as Flash economics coupled with the growth in unstructured data disrupt the current hybrid and mechanical disk market. For instance, FlashBlade//E, a scale-out unstructured data repository built to handle exponential data growth with industry-leading energy efficiency will be priced at under $0.20 per gigabyte including three years of Evergreen service.
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

Deliver hybrid cloud architecture and data services for modern applications
We are extending our leadership position in delivering the cloud operating model and enabling cloud-native applications. We are empowering our customers to run and operate storage as-a-service, for both traditional and modern applications. We are committed to delivering a hybrid cloud architecture and advancing in the high-growth space of cloud-native applications. Our Portworx software product is the leader in the enterprise Kubernetes/container data space, providing customers a secure solution to both their primary container storage needs, as well as their critical data workflows like backup, DR and migration.
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
Gain market share in the core block All-Flash market through innovative leadership
We aim to take market share and outgrow the competition in the core all-flash block market with a proven “Simplicity at Scale” strategy, our highly differentiated customer experience with our Evergreen construct, and additional enterprise and service provider features and capabilities. Our core technology is also charting the path in the hyperscale and large enterprise environments for mainstream flash adoption which were previously dominated by mechanical / spinning disk.
Our Customers
Our global customer base is over 11,000 at the end of fiscal 2023. Both large enterprises and smaller organizations with limited IT expertise or budgets benefit from using our technology. We have deployed our products and subscription services to customers across multiple industry verticals and geographies. We define a customer as an entity that purchases our products and services either from one of our channel partners or from us directly.
Our enterprise business model supports the largest global organizations, including hyperscalers and managed service providers (MSPs). Today, we are in approximately 58% of Fortune 500 companies, and the loyalty of our customers is reflected in our market-leading, certified customer Net Promoter Score (NPS) of 81.4 as of December 31, 2022.
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
Technology Alliances. We work closely with technology partners that help us deliver an ecosystem of world-class solutions to our customers and ensure the efficient deployment and support of their environments. Our technology partners include application partners such as VMWare, Microsoft, Oracle and SAP, cloud partners such as Microsoft Azure, AWS,Google, and IBM, data protection partners such as Cohesity, Commvault and Veeam and infrastructure partners such as Cisco and NVIDIA. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.

Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating product advantages and demand generation for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions, digital marketing and public relations.
Research and Development
Our research and development efforts are focused on innovation, building new features and functionality for our existing products and subscription services, developing software, and building new products. Our products integrate both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Our research and development teams are primarily based in Mountain View, California, Prague, Czech Republic, Bangalore, India, Bellevue, Washington, and Vancouver, Canada. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue investing globally in significant resources for our ongoing research and development efforts.
Manufacturing
Our contract manufacturers manufacture, assemble, test and package our products in accordance with our specifications. We provide our contract manufacturers with a rolling forecast for anticipated orders, which our contract manufacturers use to build finished products. The product mix and volumes are adjusted based on anticipated demand and actual sales and shipments in prior periods. We continue to face various supply-chain challenges which ultimately could negatively impact our contract manufacturers and suppliers to source parts and build and deliver our products in a timely manner. Our supply chain challenges also include pricing pressure for certain materials as well as logistics. We work closely with our contract manufacturers to meet our product delivery requirements and to manage the manufacturing process and quality control. We also utilize a range of training and assessment tools from the Responsible Business Alliance to support continuous improvement in the social, environmental and ethical responsibility of our supply chain.
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

•Global sales and distribution capability, including an ability to build and maintain incumbent customer relationships;
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
We have over 2,500 issued patents and patent applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business.
Human Capital Resources
Our People and Organization
We are committed to demonstrating our core values—customer-first, persistence, creativity, teamwork, and ownership — and we believe that the interplay of strategy, organization, talent, and culture enables us to achieve outstanding results for all of our stakeholders.
We employ over 5,100 employees globally - approximately 3,400 in the U.S. and over 1,700 internationally as of the end of fiscal 2023. Our workforce is distributed across over 30 countries and we continue to expand our location strategy to ensure we can obtain the right skills and have a global mindset with diversity of thinking. Our business growth presents us with the opportunity to attract talent and provide competitive employee value propositions in terms of work environment, pay, benefits, professional development and career growth opportunities that help meet the varying needs of our workforce.
Our human capital strategy is developed by our executive committee and led by our Chief Human Resources Officer (CHRO). The CHRO delivers human capital reports to our Board of Directors and compensation and talent committee on a quarterly basis.

Attracting, Developing and Retaining Talent
In fiscal 2023, we grew headcount by approximately 22%, predominantly to advance our innovation, customer experience, and sales coverage.
To foster our employees' and our success, we seek to create an environment where people can thrive and can do their best work. We strive to maximize the potential of our human capital resources by creating a respectful, inclusive work environment with training and development programs that enables our global employees to create products and services that furthers their career goals and our corporate mission. We also have global performance management, and internal mobility programs to enable employee development, growth and performance.
Diversity, Equity, and Inclusion (DEI)
We continue to make strides to advance DEI. We believe that "walking the talk" on DEI is not only the right thing to do, but it results in stronger innovation, improved workplace culture and a stronger bottom line. Some of our efforts on DEI include:
•Advancing DEI from the top. In 2022, we launched the Inclusive Leadership Index (ILI) to recognize role model behaviors among our leaders at the VP level and above using several defined DEI factors. Annually, the leaders who attain role model results, according to the ILI, are recognized and given the opportunity to share their best practices internally.
•Supporting employee community and connection. Our Employee Resource Groups (ERGs) are a critical way to advance inclusion and belonging through building strong community, connection and opportunities for development among our employees.
•Driving equitable talent processes, pay and promotions. Our talent management processes include specific steps that ensure our performance reviews are equitable by level. We review pay equity twice a year. In addition we strive to ensure appropriate representation in candidate slates and interviewer panels during the hiring process. We also monitor the career progression ratio of female and underrepresented groups (URGs) versus the overall workforce to ensure equitable promotion practices.
We report on the metrics and progress in the areas mentioned above with our Board of Directors.
Total Rewards
We provide competitive and fair compensation and innovative benefit offerings. We regularly benchmark our programs against the market to ensure we are delivering competitive salaries, variable pay and equity awards as well as health and welfare benefits to employees. We offer a comprehensive and tailored set of benefits to employees and their families. Our total rewards efforts include:
•Support for all stages of life. From early career to retirement, we offer comprehensive and inclusive benefits to employees and their families for all stages including parental and adoption leave.
•Wellness benefits and programs. We encourage employees to practice self-care and proactively manage their mental and physical health. We support employee wellness through customizable programs and offerings ranging from mental health coaching, therapy, as well as nutrition and exercise programs. Employee wellness is also supported through our flexible time off policy.
Our Culture as a Competitive Advantage
Our customer-first culture and commitment to innovation create a thriving company that customers, partners, employees and investors love. Employee listening tools and data sources indicate that our high employee engagement is a key enabler of the positive customer experience and strong net promoter scores. Our Employee Voice Survey is implemented and assessed through a third party vendor. It focuses on measuring employee engagement, organization, team and manager effectiveness, equity, inclusion and belonging, career development and mental health. Our employee NPS has been consistently high since we started this survey a few years ago.
A key tenant of our culture is our commitment to integrity, respect and a safe work environment which is supported by our Speak Up Policy, Code of Conduct, and annual Culture of Compliance survey. We continually remind our employees that they are empowered to report concerns without fear of retaliation through our anonymous speak-up hotline and web portal or through their management chain, HR business partner, or Legal team.

Environmental, Social and Governance (ESG)
We are committed to advancing our responsible ESG practices and impact across three key pillars: our technology, our operations, and our people. Our ESG pillars and priority focus areas are informed by an internal ESG prioritization assessment completed in 2021, which assessed topics based on their potential impact to both our own enterprise value creation and the environment and society more broadly. Our ESG governance model is structured to ensure the appropriate amount of oversight, assessment, and management of ESG risks and opportunities across our organization. Our Board of Directors provides oversight of each pillar through its committees, with the Audit and Risk Committee overseeing Environment, the Compensation and Talent Committee overseeing Social and the Nominating and Corporate Governance Committee overseeing Governance. In addition, our Board of Directors receives an annual update on ESG practices and our progress in tracking towards our goals.
Our ESG executive sponsors are the Chief Financial Officer, Chief Legal Officer and Chief Technology Officer. They meet regularly and work through VP and director level leaders who lead our internal ESG committees responsible for assessing, managing and progressing the integration of ESG priorities throughout our business operations.
In fiscal 2023, we continued quantifying our greenhouse gas (GHG) emissions across scope 1, 2, and 3 and made a commitment to set Science Based Targets (SBTi). We completed a Life Cycle Analysis (LCA) assessment, in accordance with ISO 14040 and 14044 and continue to identify opportunities to reduce the environmental impact of our products and solutions. We remain committed to progressing on each of our key ESG initiatives, creating value with minimal environmental harm. For more information about our key ESG initiatives, our progress on aligning to the Task Force on Climate-related Financial Disclosures (TCFD) and Sustainability Accounting Standards Board (SASB) as well as other key standards and frameworks, see our ESG report at https://www.purestorage.com/company/corporate-social-responsibility.html.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, many of which are beyond our control. Some of the principal risks associated with our business include the following:

•Our business, operating results, and cash flows may be adversely impacted by uncertain macroeconomic conditions, including, among other issues, high inflation, rising interest rates, the current banking crisis and a slowdown in demand.

•Our sales cycles can be long, unpredictable and expensive, particularly during a global economic slowdown, making it difficult for us to predict future sales.

•We face intense competition from established companies and new entrants.

•If we do not manage the supply of our products and their components efficiently, our results of operation could be adversely affected.

•If we fail to develop and introduce new or enhanced products successfully, our ability to attract and retain customers could be harmed.

•If we fail to execute our transition to subscription offerings successfully, our revenues and results of operation may be harmed.

•If our security measures are compromised, or the security, confidentiality, integrity or availability of our information technology or data is compromised, our business could experience a material adverse impact.

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

Risks Related to Our Business and Industry
Our business, operating results, and cash flows may be adversely impacted by uncertain macroeconomic conditions, including, among other issues, high inflation, rising interest rates, the current banking crisis and a slowdown in demand.
Recent events and trends, including high inflation, rising interest rates, and the current banking crisis, as well as supply chain constraints and labor shortages and geopolitical tensions involving China, are affecting budgets and confidence and demand among our customers, particularly in the United States where we derive the majority of our revenue. While we have little to no exposure to regional, midsize or small banks, these pressures create a great deal of uncertainty and affect customer demand and our margins, costs and operations. Macroeconomic conditions can and do further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts. If we are unable to successfully manage the effects of these pressures, our business, operating results, cash flows and financial condition may be adversely affected.
Our sales cycles can be long, unpredictable and expensive, particularly during a global economic slowdown, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits of our products and often involves an evaluation process that can result in a lengthy sales cycle, particularly for larger customers and especially in an economic slowdown. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Macroeconomic concerns and the pandemic have impacted our sales efforts, such as by shifting customer priorities and reducing in-person meetings or events. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative and other delays. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. As a consequence, our quarterly revenue and operating results may fluctuate from quarter to quarter. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally.
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
Despite ongoing data growth, the external storage market in which we compete has not experienced substantial growth in the past few years due to a combination of technology transitions, increased storage efficiency, competitive pricing dynamics and changing economic and business environments. Some customers are shifting spending toward the public cloud and software as a service, as well as other storage deployment models. Any failure on our part to accurately predict trends, successfully update our product offerings or to adapt our sales programs to meet changing customer demands and priorities could harm our business, operating results and financial condition. The future impact of these trends on both the short-term and long-term growth of the overall external storage market is uncertain. Reductions in the overall external storage market or the specific markets in which we compete would harm our business and operating results.
The evolving market for data storage products makes it difficult to forecast demand for our products.
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. We continue to expand our large capacity data storage products to compete directly with hard disk systems, and that strategy may take longer or may not be successful due to unforeseen factors. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our storage platform could adversely affect the demand for our products.

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
Further, some of the components in our products are sourced from component suppliers outside the United States, including from China. The portion of our products that are sourced outside the United States may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, there have been, and may continue to be, significant changes to U.S. trade policies, legislation, treaties and tariffs, including announcements of import tariffs and export restrictions. As new legislation and/or regulations are implemented, existing trade agreements are renegotiated or terminated, and trade restrictions and tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
As a result of these risks, we cannot assure investors that we will be able to obtain a sufficient supply of these key components in the future or that the cost of these components will not increase. If our supply of components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional components will be available when required or that components will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and harm our business, operating results and financial condition. We may not be able to continue to procure components at reasonable prices, which may impact our business negatively or require us to enter into longer-term contracts to obtain components. Any of the foregoing disruptions could exacerbate other risk factors and increase our costs and decrease our gross margins, harming our business, operating results and financial condition.

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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity, functionality and reliability and that meet the expectations of our customers, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovate business models such as Evergreen//One to maintain or expand our competitive position. We continue to expand our large capacity data storage products to compete directly with hard disk systems. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new products by our competitors, or the emergence of alternative technologies or industry standards could render our existing or future products obsolete or less competitive.
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
We are now offering all of our products and services on a subscription basis, including our hardware and software products through Evergreen//One and Cloud Data Services. These business models are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain the profitability with these business models. These business models require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. In addition, these business models may require compliance with additional regulatory, legal and trade licensing requirements in some countries. Continued market acceptance of subscription offerings will be dependent on our ability to create a seamless customer experience and to optimally price our products in light of marketplace conditions, our costs and customer demand. Subscription offerings will cause us to incur incremental operational, technical, legal and other costs. Additionally, the subscription models offered by us and our competitors may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our business strategy, which includes subscription offerings, or anticipate the needs of our customers, our financial results could be negatively impacted.

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

Our ability to successfully market and sell our products is dependent in part on ease of use and the quality of our customer experience offerings, and any failure to offer high-quality technical services and support could harm our business.
Once our products are deployed by our customers, customers depend on our customer experience organization to drive non-disruptive upgrades and resolve technical issues relating to our products. Our ability to provide effective technical services is largely dependent on our ability to attract, train and retain qualified personnel, as well as to engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our product and business reputation and on recommendations from our existing customers. Although our products are designed to be interoperable with existing servers and systems, we may need to provide customized installation and configuration services to our customers before our products become fully operational in their environments. Any failure to maintain or a market perception that we do not maintain, high-quality technical services and support could harm our reputation, our ability to sell our products to existing and prospective customers and our business.
Risks Related to Our Operating Results or Financial Condition
We intend to continue focusing on revenue growth and increasing our market penetration and international presence by investing in our business, which may put pressure on near-term profitability.
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
•an increase in product returns, product warranty, order rescheduling and cancellations;
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
•the impact of inflation on labor and other costs, other adverse economic conditions and the impact of public health epidemics or pandemics; and
•future accounting pronouncements and changes in accounting policies.
The occurrence of any one of these factors could negatively affect our operating results in any particular quarter.
The sales prices of our products and services may fluctuate or decline, which may reduce our gross profits, revenue growth, and adversely impact our financial results.
The sales prices of our products and services may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints and inflation and other adverse economic conditions. Uncertain macroeconomic conditions have impacted NAND pricing which could result in lower sales prices. Competition continues in the markets in which we participate, and we expect competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the prices for our products will decrease over product life cycles. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in the volume of sales or the sales of new products with higher margins, our gross margins and operating results could be adversely affected.

We have experienced growth in prior periods, and we may not be able to sustain future growth effectively or at all.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, we delivered year-over-year revenue growth of 26% for fiscal 2023 and our headcount increased from over 3,800 at the end of fiscal 2021 to over 4,200 employees at the end of fiscal 2022, and to over 5,100 employees at the end of fiscal 2023. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
Our ability to increase our revenue depends on our ability to attract, motivate, and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we may need a significant amount of time to train new employees before they are effective and efficient in performing their jobs. Further, we face new challenges regarding workforce planning, employee expectations regarding the ability to work from home or remotely and maintaining employee productivity, as well as higher employee turnover and slower hiring rates. If we are unable to adequately address these challenges, our ability to recruit and retain employees and to ensure employee productivity could be negatively affected. From time to time, there may be changes in our management team, which could create short term uncertainty. All of our employees, including members of our management team and executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management or if they are unable to work effectively, our business and operating results could suffer.
If we fail to adequately expand and optimize our sales force, our growth will be impeded.
We need to continue to expand and optimize our sales organization in order to grow our customer base and our business. We plan to continue to expand and train our sales force, both domestically and internationally. We must design and implement effective sales incentive programs, and it can take time before new sales representatives are fully trained and productive. We must adapt our sales processes for new sales and marketing approaches, including those required by our shift to subscription services and the changes resulting from evolving economic and budgetary constraints. If we are unable to hire, develop and retain qualified sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of these investments or increase our revenue and our business and operating results could suffer.
Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
We believe that our company culture has been a critical contributor to our success. Our culture fosters innovation, creativity, teamwork, passion for customers and focus on execution, and facilitates critical knowledge transfer and knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures and those of incumbent vendors, is a key competitive advantage and differentiator for our customers and partners. As we grow and change or are required to adapt to changes in business operations, including expectations around work location, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
•public health pandemics or epidemics;
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
The Tax Cuts and Jobs Act of 2017 amendments to Internal Revenue Code (IRC) Section 174 require that specific research and experimental expenditures be capitalized and amortized over five years if incurred in the U.S. or fifteen years if incurred in a foreign jurisdiction beginning in our fiscal 2023. Although Congress is considering legislation that would defer, modify or repeal this capitalization and amortization requirement, the possibility that this will happen is uncertain. If this requirement is not deferred, modified or repealed, we may continue to incur additional cash taxes.
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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 2,500 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that future patents issued to us, if any, will give us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable. Our issued and future patents may not provide sufficiently broad protection or may not be enforceable. Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and records, as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad.
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
On October 14, 2022, we provided notice to holders of the Notes, electing to settle all conversion on or after October 15, 2022 by a combination settlement (as defined in the indenture for the Notes) with a specified dollar amount (as defined in the indenture for the Notes) of $1,000 per $1,000 principal amount of Notes. Upon a conversion or repurchase of the Notes, we will be required to make significant cash payments in respect of the Notes being converted or repurchased. We currently intend to settle the principal amount of the Notes in cash.
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

Risks Related to Our Common Stock
The trading price of our common stock has been and may continue to be volatile, and an active, liquid, and orderly market for our common stock may not be sustained.
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $36.00, through March 24, 2023. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
•general economic conditions and trends, including the lingering impact of the pandemic;
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
Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $250.0 million authorized in March 2023. The repurchase authorization has no fixed end date. Although our Board of Directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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

General Risk Factors
Adverse economic conditions may harm our revenues, profitability and financial condition.
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. We have experienced global economic uncertainty, inflation, rising interest rates, financial distress caused by recent or potential bank failures and the associated banking crisis, civil unrest and political and fiscal challenges in the United States and abroad and may continue to experience these events in the future, which can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by the current banking crisis and interest rate hikes, the Russian invasion of Ukraine and the related sanctions and disruptions, the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, political uncertainty in the Middle East and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
The majority of our cash and cash equivalents are primarily invested with large financial institutions that we believe are stable and of high quality. Such deposits exceed federally insured limits. If such institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC continues to address the situation with SVB and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased.
Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, and to interruption by man-made factors such as war, computer viruses or terrorism or by the impact of public health epidemics or pandemics.
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
In addition, man-made factors, such as acts of war, terrorism or malicious computer viruses, and public health epidemics or pandemics, could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition could be harmed.
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
Holders of Record
As of March 24, 2023, there were 37 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the fourth quarter of fiscal 2023 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
November 7, 2022 - December 4, 2022	$—	—	$98,544
December 5, 2022 - January 1, 2023	$28.13	1,581	$54,066
January 2, 2023 - February 5, 2023	$27.33	841	$31,088
(1) In March 2022, our Board of Directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock under our share repurchase program. In March 2023, our Board of Directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part II, Item 7 in this Annual Report.
The following table summarizes our shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements for the fourth quarter of fiscal 2023 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
November 7, 2022 - December 4, 2022	$28.36	4	$112
December 5, 2022 - January 1, 2023	$27.52	122	$3,359
January 2, 2023 - February 5, 2023	$—	—	$—

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index for the five years ended February 5, 2023. The graph assumes that $100 (with reinvestment of all dividends) was invested in our common stock and in each index on January 31, 2018 and assumes the reinvestment of any dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
200
150
100
50
0
PSTG
NYSE Composite Index
NYSE Arca Tech Index 100
1/31/2018
1/31/2019
2/2/2020
1/31/2021
2/6/2022
2/5/2023

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
Overview
Data is foundational to our customers’ business transformation, and we are focused on delivering innovative and disruptive data storage, products and services that enable customers to maximize the value of their data.
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

•Expansion of the Evergreen family: To advance our leadership in delivering Storage-as-a-Service (STaaS) while supporting customers wherever they are in their journey to embracing flexible delivery models, we expanded our portfolio of Evergreen offerings with the introduction of Evergreen//Flex. Our portfolio of Evergreen offerings include:
▪Evergreen//Forever: Formerly known as Evergreen Gold
▪Evergreen//Flex, a fleet-level Evergreen subscription, which gives customers a utilization-based consumption model and flexibility to deploy and shift capacity across their fleet over time
▪Evergreen//One: Formerly known as Pure as-a-Service
•In March 2023, we announced FlashBlade//E, a scale-out unstructured data repository built to handle exponential data growth with industry-leading energy efficiency. FlashBlade//E is anticipated to be generally available by the end of April 2023 and will be priced at under $0.20 per gigabyte.

Uncertain Macro Environment
We continue to actively monitor, evaluate and respond to the current uncertain macro environment. We have experienced longer sales cycle and progression for opportunities, most notably with our U.S. enterprise customers.
The macro environment remains unpredictable and our past results may not be indicative of future performance. See "Risk Factors" in Part I, Item 1A for additional details.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our storage infrastructure products, FlashArray and FlashBlade, and subscription services which include our portfolio of Evergreen offerings and Portworx. Subscription services also include our professional services offerings such as installation and implementation consulting services.
Provided that all other revenue recognition criteria have been met, we typically recognize product revenue upon transfer of control to our customers and the satisfaction of our performance obligations. For Evergreen//Flex, product revenue is recognized upon the commencement of the underlying subscription services. Products are typically shipped directly by us to customers, and our channel partners generally do not stock our inventory. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products and the impact of significant transactions.
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
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our raw material components, and personnel costs associated with our supply chain operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, inventory write-offs and product warranty costs, amortization of intangible assets pertaining to developed technology and capitalized internal-use software, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
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
General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, facilities, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expenses to increase in absolute dollars and it may decrease as a percentage of revenue as we continue to drive operational excellence.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to our debt and gains (losses) from foreign currency transactions
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. Our foreign subsidiaries earn a profit margin based upon transfer pricing principles which require an arm’s length return. Our foreign subsidiaries' sales and marketing expenses are expected to increase over time as we grow, resulting in higher pre-tax foreign earnings and higher foreign income taxes.
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

Results of Operations
Basis of Presentation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2021 and 2023 were both 52-week years that ended on January 31, 2021 and February 5, 2023, respectively. Fiscal 2022 was a 53-week year that ended on February 6, 2022. Unless otherwise stated, all dates refer to our fiscal years.
Year Over Year Comparisons
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (in thousands):
Revenue

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2021	2022	$	%	2022	2023	$	%
(in thousands)
Product revenue	$1,144,098	$1,442,338	$298,240	26%	$1,442,338	$1,792,153	$349,815	24%
Subscription services revenue	540,081	738,510	198,429	37%	738,510	961,281	222,771	30%
Total revenue	$1,684,179	$2,180,848	$496,669	29%	$2,180,848	$2,753,434	$572,586	26%
Total revenue increased in fiscal 2023 by $572.6 million, or 26%, compared to fiscal 2022, driven by demand from enterprise, commercial and public sector customers across our entire product and solutions portfolio and key geographies. The increase in product revenue during fiscal 2023 compared to fiscal 2022 was driven by increased sales from our entire portfolio of FlashArray and FlashBlade products, including FlashArray//C, FlashArray//XL and FlashBlade//S. The increase in subscription services revenue was largely driven by increases in sales of our Evergreen subscription services, including Evergreen//One, as well as recognition of revenue from previously contracted Evergreen subscription services.
Total revenue increased in fiscal 2022 by $496.7 million, or 29%, compared to fiscal 2021, driven by sales to new and existing enterprise, commercial and public sector customers, with particular strength in the United States, across our entire product and solutions portfolio and key geographies. The increase in product revenue during fiscal 2022 compared to fiscal 2021 was driven by increased sales from our entire portfolio of FlashArray and FlashBlade solutions, including sales of FlashArray//C to a large hyperscaler customer, and repeat sales to existing customers. The increase in subscription services revenue was largely driven by increases in sales of our Evergreen subscription services, including Evergreen//One, as well as increased Portworx revenue.
During fiscal 2023 compared to fiscal 2022, total revenue in the United States grew by 25% from $1.6 billion to $2.0 billion and total rest of the world revenue grew by 30% from $600.8 million to $781.7 million. During fiscal 2022 compared to fiscal 2021, total revenue in the United States grew by 32% from $1.2 billion to $1.6 billion and total rest of the world revenue grew by 23% from $488.8 million to $600.8 million.
Subscription Annual Recurring Revenue (ARR)
We use Subscription ARR as a key business metric to evaluate the performance of our subscription services. Subscription ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations and is not intended as a substitute for any of these items.
Subscription ARR is calculated as the total annualized contract value of all active customer subscription agreements at the end of a fiscal quarter, plus on-demand revenue for the quarter multiplied by four. Contract values are established prior to any adjustments made in accordance with ASC 606.

The following table sets forth our Subscription ARR for the periods presented (dollars in thousands):

	At the End of		Year-over-Year Growth
	Fiscal 2022	Fiscal 2023	%
Subscription annual recurring revenue	$848,776	$1,101,301	30%
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2022	2023
Beginning balance	$843,697	$1,079,872
Additions	937,510	1,248,417
Recognition of deferred revenue	(701,335)	(942,639)
Ending balance	$1,079,872	$1,385,650
Revenue recognized during fiscal 2022 and 2023 from deferred revenue at the beginning of each respective period was $442.7 million and $567.8 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1.8 billion at the end of fiscal 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors. Of the $1.8 billion RPO at the end of fiscal 2023, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2021	2022	$	%	2022	2023	$	%
(in thousands)
Product cost of revenue	$348,986	$471,565	$122,579	35%	$471,565	$559,548	$87,983	19%
Product stock-based compensation	4,001	6,334	2,333	58%	6,334	10,245	3,911	62%
Total expenses	$352,987	$477,899	$124,912	35%	$477,899	$569,793	$91,894	19%
% of Product revenue	31%	33%			33%	32%

Subscription services cost of revenue	$167,289	$209,190	$41,901	25%	$209,190	$263,365	$54,175	26%
Subscription services stock-based compensation	14,979	21,240	6,261	42%	21,240	22,630	1,390	7%
Total expenses	$182,268	$230,430	$48,162	26%	$230,430	$285,995	$55,565	24%
% of Subscription services revenue	34%	31%			31%	30%

Total cost of revenue	$535,255	$708,329	$173,074	32%	$708,329	$855,788	$147,459	21%
% of Revenue	32%	32%			32%	31%

Product gross margin	69%	67%			67%	68%
Subscription services gross margin	66%	69%			69%	70%
Total gross margin	68%	68%			68%	69%
Cost of revenue increased by $147.5 million, or 21%, for fiscal 2023 compared to fiscal 2022. The increase in product cost of revenue was primarily attributable to increased sales and, to a lesser extent, higher component and logistics costs due to supply chain environment. The increase in subscription services cost of revenue was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One, and Portworx.
The slight increase in product gross margin for fiscal 2023 compared to fiscal 2022 was largely as a result of sales of FlashArray//C to a large hyperscaler in fiscal 2022 that were at lower product gross margins. Sales of FlashArray//S as well as strength in FlashArray//X pricing also contributed to higher product gross margins during fiscal 2023, partially offset by higher component costs due to supply chain constraints and warranty reserves. The slight increase in subscription services gross margin for fiscal 2023 compared to fiscal 2022 was driven by increased sales of Evergreen//One, higher renewals in Evergreen subscriptions, and increasing economies of scale.
Cost of revenue increased by $173.1 million, or 32%, for fiscal 2022 compared to fiscal 2021. The increase in product cost of revenue was primarily attributable to increased sales. Other factors include higher component and logistics costs due to supply chain environment, and an increase in the amortization of acquired intangible assets. The increase in subscription services cost of revenue was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One, and Portworx.
The decline in product gross margin for fiscal 2022 compared to fiscal 2021 was impacted by the sale of FlashArray//C to a large hyperscaler, and to a lesser extent higher component and logistics costs due to supply chain environment, as well as increased sales of FlashArray//C and FlashBlade products which generally have a modestly lower gross margin compared to our other FlashArray products. The increase in subscription services gross margin for fiscal 2022 compared to fiscal 2021 was driven by increased sales of Evergreen//One and higher renewals in Evergreen subscriptions, and increasing economies of scale.

Operating Expenses
Research and Development

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2021	2022	$	%	2022	2023	$	%

(in thousands)
Research and development	$363,247	$439,671	$76,424	21%	$439,671	$530,834	$91,163	21%
Stock-based compensation	117,220	142,264	25,044	21%	142,264	161,694	19,430	14%
Total expenses	$480,467	$581,935	$101,468	21%	$581,935	$692,528	$110,593	19%
% of Total revenue	29%	27%			27%	25%
Research and development expense increased by $110.6 million, or 19%, during fiscal 2023 compared to fiscal 2022, as we continue to innovate and develop technologies to enhance and expand our solutions portfolio. The increase was primarily driven by a $79.6 million increase in employee compensation and related costs, which included a $19.4 million increase in stock-based compensation expense. The remainder of the increase was primarily attributable to a $20.6 million increase in office and facilities-related costs and an $8.7 million increase in data center and cloud services costs. Research and development expense as a percentage of total revenue decreased in fiscal 2023 compared to fiscal 2022 primarily due to our global expansion of research and development centers.
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
Sales and Marketing

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2021	2022	$	%	2022	2023	$	%

(in thousands)
Sales and marketing	$650,766	$727,562	$76,796	12%	$727,562	$811,102	$83,540	11%
Stock-based compensation	65,248	71,439	6,191	9%	71,439	72,507	1,068	1%
Total expenses	$716,014	$799,001	$82,987	12%	$799,001	$883,609	$84,608	11%
% of Total revenue	43%	37%			37%	32%
Sales and marketing expense increased by $84.6 million, or 11%, during fiscal 2023 compared to fiscal 2022, primarily due to an increase of $51.0 million in employee compensation and related costs and a $34.0 million increase in marketing and travel spend. Sales and marketing expense as a percentage of total revenue decreased in fiscal 2023 compared to fiscal 2022 primarily due to revenue growth and, to a lesser extent, lower sales commissions.
Sales and marketing expense increased by $83.0 million, or 12%, during fiscal 2022 compared to fiscal 2021, primarily due to an increase of $62.7 million in employee compensation and related costs, which included a $24.7 million increase in sales commission expense, and a $14.3 million increase in marketing and travel spend due to the gradual reduction in COVID-19 restrictions.

General and Administrative

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2021	2022	$	%	2022	2023	$	%

(in thousands)
General and administrative	$141,581	$144,295	$2,714	2%	$144,295	$177,455	$33,160	23%
Stock-based compensation	40,896	45,686	4,790	12%	45,686	60,541	14,855	33%
Total expenses	$182,477	$189,981	$7,504	4%	$189,981	$237,996	$48,015	25%
% of Total revenue	11%	9%			9%	9%
General and administrative expense increased by $48.0 million, or 25%, during fiscal 2023 compared to fiscal 2022 primarily due to employee compensation and related costs driven by increased headcount as we continue to scale and support the growth of our business.
General and administrative expense increased by $7.5 million, or 4%, during fiscal 2022 compared to fiscal 2021. The increase was primarily driven by an increase of $16.4 million in employee compensation and related costs driven by increased headcount, partially offset by a $8.5 million decrease in office and facilities-related costs primarily attributable to the exit of certain facilities in fiscal 2021.
Restructuring and Other
During fiscal 2021, we recognized $31.0 million of restructuring and other costs related to one-time involuntary termination benefit costs associated with workforce realignment plans, the cease use of certain lease facilities, and incremental costs directly related to the COVID-19 pandemic.
Other Income (Expense), Net

	Fiscal Year Ended		Change	Fiscal Year Ended		Change
	2021	2022	$	2022	2023	$

(in thousands)
Other income (expense), net	$(9,127)	$(30,098)	$(20,971)	$(30,098)	$8,295	$38,393
% of Total revenue	(1)%	(1)%		(1)%	—%

Other income (expense), net increased during fiscal 2023 compared to fiscal 2022 primarily due to decrease in interest expense following the repayment of the outstanding balance on the revolving credit facility and the adoption of ASU 2020-06 in the first quarter of fiscal 2023. The adoption of ASU 2020-06 resulted in the elimination of the debt discount related to the conversion option of our convertible senior notes that was previously accreted to interest expense over its term. These decreases were partially offset by an increase in interest income on cash equivalents and marketable securities resulting from a rising interest rate environment.
We expect interest income to decline in fiscal 2024 year-over-year as a result of cash that will be used to repay our convertible senior notes in April 2023.
Other income (expense), net decreased during fiscal 2022 compared to fiscal 2021 primarily attributable to an increase in net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies, a decrease in interest income on marketable securities resulting from a lower interest rate environment, and higher interest expense due to borrowings under the revolving credit facility.

Provision for Income Taxes

	Fiscal Year Ended		Change		Fiscal Year Ended		Change
	2021	2022	$	%	2022	2023	$	%

(in thousands)
Provision for income taxes	$11,916	$14,763	$2,847	24%	$14,763	$18,737	$3,974	27%
% of Total revenue	1%	1%			1%	1%
Provision for income taxes increased during fiscal 2023 compared to fiscal 2022 primarily due to an increase in U.S. state income taxes arising as a result of research and development capitalization under IRC Section 174.
Provision for income taxes increased during fiscal 2022 compared to fiscal 2021 primarily attributable to an increase in foreign income taxes.

Liquidity and Capital Resources
At the end of fiscal 2023, we had cash, cash equivalents and marketable securities of $1.6 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and the revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months, including the cash settlement of the principal balance of our convertible senior notes in April 2023 as discussed below. The following table sets forth our non-cancelable contractual obligations and commitments associated with agreements that are enforceable and legally binding at the end of fiscal 2023. Obligations under contracts that we can cancel without a significant penalty are not included.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Debt obligations (1)	$580,091	$577,363	$2,728	$—	$—
Future lease commitments (2)	238,297	51,059	93,570	44,991	48,677
Purchase obligations (3)	445,048	317,846	98,100	29,102	—
Total	$1,263,436	$946,268	$194,398	$74,093	$48,677
_________________________________
(1) Consists of (i) principal and interest payments on our convertible senior notes due April 2023, (ii) unused commitment fees on our August 2020 revolving credit facility based on rates in effect on February 5, 2023, and (iii) principal and interest on a five year loan.
(2) Represents aggregate future minimum lease payments under non-cancelable operating and finance leases.
(3) Includes primarily non-cancelable inventory purchase commitments, software service contracts, and hosting arrangements. Purchase orders are not included as they represent authorizations to purchase rather than binding agreements.
Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts, growth of our Evergreen//One offering, the addition or closure of office space, construction of our new headquarters facility, the timing of new product introductions, and our share repurchases. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may seek additional equity or debt financing in the future.
Convertible Senior Notes
In April 2018, we issued $575.0 million of 0.125% convertible senior notes due 2023 (the Notes), in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes are unsecured obligations that do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes will mature on April 15, 2023. The Notes are convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment. On October 14, 2022, we provided notice to the holders of the Notes electing to settle all conversions of the Notes with cash up to the principal amount of the Notes and shares for any excess conversion value. Accordingly, we currently intend to settle the principal amount of the Notes, or $575.0 million, with cash from a combination of sources, including our existing cash, cash equivalents, marketable securities and the revolving credit facility.
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

Revolving Credit Facility
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility expires, absent default or early termination by us, on the earlier of (i) August 24, 2025 or (ii) 91 days prior to the stated maturity of the convertible senior notes unless, on such date and each subsequent day until the convertible senior notes are paid in full, the sum of our cash, cash equivalents and marketable securities and the aggregate unused commitments then available to us exceed $625.0 million. The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or LIBOR (based on one, three, or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on LIBOR (or at each three-month interval, if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears that commenced on September 30, 2020. During March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced that it will cease publication of LIBOR by June 2023. In March 2023, we amended the Credit Facility to transition LIBOR to the Secured Overnight Financing Rate (SOFR) effective April 1, 2023. The annual interest rate for SOFR borrowings will be equal to term SOFR (based on one, three, or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. We do not anticipate that this transition to SOFR will materially impact our liquidity or financial position.
In February 2022, we repaid, in full, the $250.0 million then outstanding under the Credit Facility. Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2023.
Letters of Credit
At the end of fiscal 2022 and 2023, we had outstanding letters of credit in the aggregate amount of $6.7 million and $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Share Repurchase Program
In August 2019, our Board of Directors approved a stock repurchase program to repurchase up to $150.0 million of our common stock and in February 2021, an additional $200.0 million of our common stock, both of which were completed by the end of fiscal 2022. In March 2022, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock, of which $31.1 million remaining as of the end of fiscal 2023. In March 2023, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.
During fiscal 2021, we repurchased and retired 9.5 million shares of common stock at an average purchase price of $14.17 per share for an aggregate repurchase price of $135.0 million. During fiscal 2022, we repurchased and retired 8.5 million shares of common stock at an average purchase price of $23.56 per share for an aggregate repurchase price of $200.0 million. During fiscal 2023, we repurchased and retired 7.8 million shares of common stock at an average purchase price of $27.95 per share for an aggregate repurchase price of $218.9 million. Since the end of fiscal 2023, we have repurchased $31.1 million of additional shares.

The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	2021	2022	2023

Net cash provided by operating activities	$187,641	$410,127	$767,234
Net cash used in investing activities	(418,109)	(153,283)	(221,413)
Net cash provided by (used in) financing activities	200,237	(127,792)	(431,166)
Operating Activities
Net cash provided by operating activities substantially increased year-over-year during both fiscal 2022 and 2023. Key factors driving the increase included cash collections from sales of our product and subscription services and improved operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures.
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
Investing Activities
Net cash used in investing activities during fiscal 2023 of $221.4 million was driven by capital expenditures of $158.1 million, and net purchases of marketable securities of $61.3 million.
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
Financing Activities
Net cash used in financing activities of $431.2 million during fiscal 2023 was primarily driven by our repayment of the $250.0 million outstanding under the Credit Facility, share repurchases of $219.1 million, and $19.6 million in tax withholdings on vesting of equity awards, partially offset by $40.0 million of proceeds from issuance of common stock under our employee stock purchase plan (ESPP), and $24.8 million of proceeds from the exercise of stock options.
Net cash used in financing activities of $127.8 million during fiscal 2022 was primarily driven by share repurchases of $200.2 million, and $10.8 million in tax withholdings on vesting of equity awards, partially offset by $48.7 million of proceeds from the exercise of stock options, and $36.6 million of proceeds from issuance of common stock under our ESPP.
Net cash provided by financing activities of $200.2 million during fiscal 2021 was primarily driven by $251.9 million of net proceeds from borrowings primarily under our Credit Facility, $59.3 million of proceeds from the exercise of stock options, and $32.4 million of proceeds from issuance of common stock under our ESPP, partially offset by share repurchases of $135.2 million and $8.3 million in tax withholdings on vesting of equity awards.
Off-Balance Sheet Arrangements
Through the end of fiscal 2023, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policy and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. A summary of significant accounting policies applicable to our consolidated financial statements is included in Note 2 of our Notes to Consolidated Financial Statements in Part II, Item 8. We deem an accounting policy to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our consolidated financial statements.
We evaluate our estimates and assumptions on an ongoing basis. Our estimates and judgments are based on historical experience, forecasted events and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe the accounting policy below has the most significant impact on our consolidated financial statements and require management's most difficult, subjective, or complex judgments.
Revenue Recognition
Our revenue is derived from sales of our integrated storage hardware and embedded licensed software products and subscription services which also includes support and maintenance and professional services. We enter into contracts with customers that may include combinations of these products and subscription services, resulting in arrangements containing multiple promised performance obligations.
Determining whether our products and subscription services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For these contracts, we account for individual performance obligations separately if they are distinct.
Revenue is recognized when, or as, control of the promised products or subscription services is transferred to the customer at the transaction price. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. Transaction price may be adjusted for variable consideration which we estimate by applying the expected value or most likely estimate and subsequently update at each reporting period as additional information become available.
To recognize revenue for the products and subscription services for which control has been transferred, we allocate the transaction price for the contract among the identified performance obligations on a relative standalone selling price (SSP) basis. We establish SSP for most of our products and subscription services based on the observable price of the products or subscription services when sold separately in similar circumstances to similar customers. When the SSP is not directly observable through historical transactions, we estimate SSP based on management judgment by considering available data, such as internal margin objectives, pricing strategies, approved pricing guidelines, market/competitive conditions, historical profitability data, as well as other observable inputs. We establish SSP ranges for our products and subscription services and reassess them periodically.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government, its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of fiscal 2022 and 2023, we had cash, cash equivalents and marketable securities of $1.4 billion and $1.6 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $8.5 million as of the end of fiscal 2023.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of fiscal 2023 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $9.0 million at the end of fiscal 2023.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and its subsidiaries (the "Company") as of February 6, 2022 and February 5, 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended February 5, 2023, February 6, 2022, and January 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 6, 2022 and February 5, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 5, 2023, February 6, 2022, and January 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 5, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 31, 2023

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the "Company") as of February 5, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 5, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 5, 2023, of the Company and our report dated March 31, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
March 31, 2023

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	At the End of Fiscal
	2022	2023

ASSETS
Current assets:
Cash and cash equivalents	$466,199	$580,854
Marketable securities	947,073	1,001,352
Accounts receivable, net of allowance of $945 and $1,057	542,144	612,491
Inventory	38,942	50,152
Deferred commissions, current	81,589	68,617
Prepaid expenses and other current assets	116,232	161,391
Total current assets	2,192,179	2,474,857
Property and equipment, net	195,282	272,445
Operating lease right-of-use assets	111,763	158,912
Deferred commissions, non-current	164,718	177,239
Intangible assets, net	62,646	49,222
Goodwill	358,736	361,427
Restricted cash	10,544	10,544
Other assets, non-current	39,447	38,814
Total assets	$3,135,315	$3,543,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,704	$67,121
Accrued compensation and benefits	205,431	232,636
Accrued expenses and other liabilities	78,511	123,749
Operating lease liabilities, current	35,098	33,707
Deferred revenue, current	562,576	718,149
Debt, current	—	574,506
Total current liabilities	952,320	1,749,868
Long-term debt	786,779	—
Operating lease liabilities, non-current	93,479	142,473
Deferred revenue, non-current	517,296	667,501
Other liabilities, non-current	31,105	42,385
Total liabilities	2,380,979	2,602,227
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 292,633 and 304,076 Class A shares issued and outstanding	29	30
Additional paid-in capital	2,470,943	2,493,769
Accumulated other comprehensive loss	(8,365)	(15,504)
Accumulated deficit	(1,708,271)	(1,537,062)
Total stockholders’ equity	754,336	941,233
Total liabilities and stockholders’ equity	$3,135,315	$3,543,460

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	2021	2022	2023

Revenue:
Product	$1,144,098	$1,442,338	$1,792,153
Subscription services	540,081	738,510	961,281
Total revenue	1,684,179	2,180,848	2,753,434
Cost of revenue:
Product	352,987	477,899	569,793
Subscription services	182,268	230,430	285,995
Total cost of revenue	535,255	708,329	855,788
Gross profit	1,148,924	1,472,519	1,897,646
Operating expenses:
Research and development	480,467	581,935	692,528
Sales and marketing	716,014	799,001	883,609
General and administrative	182,477	189,981	237,996
Restructuring and other	30,999	—	—
Total operating expenses	1,409,957	1,570,917	1,814,133
Income (loss) from operations	(261,033)	(98,398)	83,513
Other income (expense), net	(9,127)	(30,098)	8,295
Income (loss) before provision for income taxes	(270,160)	(128,496)	91,808
Provision for income taxes	11,916	14,763	18,737
Net income (loss)	$(282,076)	$(143,259)	$73,071
Net income (loss) per share attributable to common stockholders, basic	$(1.05)	$(0.50)	$0.24
Net income (loss) per share attributable to common stockholders, diluted	$(1.05)	$(0.50)	$0.23
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	267,824	285,882	299,478
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	267,824	285,882	339,184

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	2021	2022	2023

Net income (loss)	$(282,076)	$(143,259)	$73,071
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on available-for-sale securities	3,213	(15,107)	(7,108)
Reclassification adjustment for net gains on available-for-sale securities included in net income (loss)	(1,252)	(668)	(31)
Change in unrealized net gains (losses) on available-for-sale securities	1,961	(15,775)	(7,139)
Comprehensive income (loss)	$(280,115)	$(159,034)	$65,932

See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2020	264,008	$26	$2,107,579	$5,449	$(1,282,936)	$830,118
Issuance of common stock upon exercise of stock options	9,734	1	59,509	—	—	59,510
Stock-based compensation expense	—	—	242,685	—	—	242,685
Vesting of restricted stock units	11,241	1	(1)	—	—	—
Cancellation and forfeiture of restricted stock	(317)	—	—	—	—	—
Tax withholding on vesting of equity awards	(490)	—	(8,258)	—	—	(8,258)
Common stock issued under employee stock purchase plan	3,714	—	32,439	—	—	32,439
Repurchases of common stock	(9,527)	—	(135,175)	—	—	(135,175)
Equity awards assumed in an acquisition	—	—	8,802	—	—	8,802
Other comprehensive income	—	—	—	1,961	—	1,961
Net loss	—	—	—	—	(282,076)	(282,076)
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	5,955	—	48,543	—	—	48,543
Stock-based compensation expense	—	—	289,185	—	—	289,185
Vesting of restricted stock units	12,955	1	(1)	—	—	—
Cancellation and forfeiture of restricted stock	(62)	—	—	—	—	—
Tax withholding on vesting of equity awards	(454)	—	(10,835)	—	—	(10,835)
Common stock issued under employee stock purchase plan	4,365	—	36,641	—	—	36,641
Repurchases of common stock	(8,489)	—	(200,170)	—	—	(200,170)
Other comprehensive loss	—	—	—	(15,775)	—	(15,775)
Net loss	—	—	—	—	(143,259)	(143,259)
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	$(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	2,988	—	25,073	—	—	25,073
Stock-based compensation expense	—	—	329,723	—	—	329,723
Vesting of restricted stock units	13,916	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(643)	—	(19,601)	—	—	(19,601)
Common stock issued under employee stock purchase plan	3,014	—	39,965	—	—	39,966
Repurchases of common stock	(7,832)	—	(219,068)	—	—	(219,069)
Other comprehensive loss	—	—	—	(7,139)	—	(7,139)
Net income	—	—	—	—	73,071	73,071
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	2021	2022	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(282,076)	$(143,259)	$73,071
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,042	83,151	100,432
Amortization of debt discount and debt issuance costs	29,070	31,577	3,210
Stock-based compensation expense	242,344	286,963	327,617
Impairment of long-lived assets	7,505	471	—
Other	7,340	13,075	4,145
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	410	(81,247)	(70,724)
Inventory	(8,690)	4,118	(10,619)
Deferred commissions	(48,721)	(58,383)	451
Prepaid expenses and other assets	(33,982)	(25,788)	(31,580)
Operating lease right-of-use assets	28,804	29,952	33,813
Accounts payable	(14,364)	6,711	(7,075)
Accrued compensation and other liabilities	76,972	58,961	72,084
Operating lease liabilities	(27,318)	(32,351)	(33,359)
Deferred revenue	140,305	236,176	305,768
Net cash provided by operating activities	187,641	410,127	767,234
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(94,975)	(102,287)	(158,139)
Acquisitions, net of cash acquired	(339,641)	—	(1,989)
Purchases of marketable securities	(573,959)	(617,043)	(501,435)
Sales of marketable securities	171,530	200,482	6,155
Maturities of marketable securities	423,936	366,165	433,995
Other	(5,000)	(600)	—
Net cash used in investing activities	(418,109)	(153,283)	(221,413)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	59,339	48,709	24,778
Proceeds from issuance of common stock under employee stock purchase plan	32,439	36,641	39,965
Proceeds from borrowings, net of issuance costs	251,892	—	—
Principal payments on borrowings and finance lease obligations	—	(2,137)	(257,240)
Tax withholding on vesting of equity awards	(8,258)	(10,835)	(19,601)
Repurchases of common stock	(135,175)	(200,170)	(219,068)
Net cash provided by (used in) financing activities	200,237	(127,792)	(431,166)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,231)	129,052	114,655
Cash, cash equivalents and restricted cash, beginning of year	377,922	347,691	476,743
Cash, cash equivalents and restricted cash, end of year	$347,691	$476,743	$591,398
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR
Cash and cash equivalents	$337,147	$466,199	$580,854
Restricted cash	$10,544	$10,544	$10,544
Cash, cash equivalents and restricted cash, end of year	$347,691	$476,743	$591,398
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,279	$5,019	$1,185
Cash paid for income taxes	$10,522	$12,662	$14,391
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$10,979	$7,441	$14,902
Fair value of equity awards assumed in an acquisition	$8,802	$—	$—

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2021 and 2023 were both 52-week years that ended on January 31, 2021 and February 5, 2023, respectively. Fiscal 2022 was a 53-week year that ended on February 6, 2022. Unless otherwise stated, all dates refer to our fiscal years.
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
Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. At the end of fiscal 2022 and 2023, the majority of our cash and cash equivalents are primarily invested with two global financial institutions and our deposits exceed federally insured limits. These two global financial institutions were identified by the Financial Stability Board in 2022 as being global systemically important banks and are allocated to buckets 2 or higher. Our investments are intended to facilitate liquidity and capital preservation and consist predominantly of highly-rated fixed income securities. Our investment policy also requires diversification of investment type and credit exposures, and includes certain limits on portfolio duration. Management believes that the financial institutions that hold our cash, cash equivalents and marketable securities are financially sound and, accordingly, are subject to minimal credit risk.

We define a customer as an entity that purchases our products and services from one of our channel partners or from us directly. A substantial amount of our revenue and accounts receivable are derived from the United States across a multitude of industries. We perform ongoing evaluations to determine partner and customer credit.
One channel partner represented 10 percent or more of total accounts receivable at the end of fiscal 2022. No customer or channel partner represented 10 percent or more of total accounts receivable at the end of fiscal 2023 or more than 10 percent of revenue for fiscal 2021, 2022 or 2023.
We rely on a limited number of contract manufacturers and suppliers of components for our products. In instances where contract manufacturers and suppliers fail to perform their obligations, we may be unable to find alternative contract manufacturers and suppliers or satisfactorily deliver our products to our customers on time.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market accounts and U.S. government treasury notes, purchased with an original maturity of three months or less.
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

The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended
	2021	2022	2023

	(in thousands)
Allowance for doubtful accounts, beginning balance	$542	$1,033	$945
Provision, net of cash received	496	(18)	377
Write-offs	(5)	(70)	(265)
Allowance for doubtful accounts, ending balance	$1,033	$945	$1,057
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2022 and 2023, we had restricted cash of $10.5 million.
Inventory
Inventory consists of finished goods and component parts, which are purchased from contract manufacturers. Product demonstration units, which we regularly sell, are the primary component of our inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for finished goods and weighted-average method for component parts. We account for excess and obsolete inventory by reducing the carrying value to the estimated net realizable value of the inventory based upon management’s assumptions about future demand and market conditions. In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. Inventory write-offs were insignificant for fiscal 2021, 2022 and 2023.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets (test equipment—4 years, computer equipment and software—4 to 5 years, furniture and fixtures—7 years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service.
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
Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds its fair value.
Convertible Senior Notes
Prior to the adoption of Accounting Standards Update (ASU) 2020-06 on February 7, 2022, in accounting for the issuance of our convertible senior notes (the Notes), we separated the Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Notes as a whole. This difference represented a debt discount that was amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes was included in additional paid-in capital in the consolidated balance sheets and was not remeasured as it continued to meet the conditions for equity classification. Transaction costs related to the issuance of the Notes (debt issuance costs) were allocated to the liability and equity components using the same proportions as the initial carrying value of the Notes. The debt issuance costs attributable to the liability component were netted with the principal amount of the Notes and amortized to interest expense using the effective interest method over the term of the Notes. The debt issuance costs attributable to the equity component were netted with the equity component of the Notes in additional paid-in capital.
Upon adoption of ASU 2020-06, we combined the liability and equity components assuming that the instrument was accounted for as a single liability from inception to the date of adoption, resulting in the elimination of the debt discount. Similarly, the liability and equity components of the debt issuance costs were combined as a reduction to the Notes and is being amortized to interest expense using the effective interest method over the remaining term of the Notes.
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
For short-term leases (defined as leases that, at the commencement date, have a lease term of twelve months or less, and do not include an option to purchase the underlying asset that we are reasonably certain to exercise), we recognize rent expense in our consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue and performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes the sale of integrated storage hardware and embedded licensed operating system software and (2) subscription services revenue which includes our portfolio of Evergreen offerings and Portworx. Subscription services revenue also include our professional services offerings such as installation and implementation consulting services.
We typically recognize product revenue upon transfer of control to our customers and the satisfaction of our performance obligations. For Evergreen//Flex, product revenue is recognized upon the commencement of the underlying subscription services. Products are typically shipped directly by us to customers.
Our subscription services revenue is derived from the services we perform in connection with the sale of subscription services and is recognized ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with an Evergreen subscription service agreement, which typically commences upon transfer of control of the corresponding products to our customers. Costs for subscription services are expensed when incurred. In addition, our Evergreen subscription provides our customers with a new controller based upon certain contractual terms. The controller refresh represents a separate performance obligation that is included within the Evergreen subscription service agreement and the allocated revenue is recognized upon shipment of the controller.

Our Evergreen subscription services also include the right to receive unspecified software updates and upgrades on a when-and-if-available basis, software bug fixes, replacement parts and other services related to the underlying infrastructure, as well as access to our cloud-based management and support platform. We also sell professional services such as installation and implementation consulting services and the related revenue is recognized as services are performed.
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
When applying this five-step approach, we apply judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services should be accounted for as a separate performance obligation. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (SSP). The SSP is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to performance obligations.
Warranty
We generally provide a three-year warranty on hardware and a 90-day warranty on our software embedded in the hardware. Our hardware warranty provides for parts replacement for defective components and our software warranty provides for bug fixes. Our Evergreen subscription agreement provides for the same parts replacement that customers are entitled to under our warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to our customers’ critical business applications. Substantially all customers purchase Evergreen subscription agreements. We will establish a warranty reserve for specifically identified products if and when we determine we have systemic product failure. Our estimate for future estimated costs related to warranty activities is based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty reserve at the end of fiscal 2023 was $7.4 million.
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
Software development costs are capitalized to property, plant and equipment and amortized using the straight-line method over an estimated useful life of four years. Software development costs capitalized to property and equipment were $7.8 million and $7.3 million for fiscal 2022 and 2023. Amortization expense for software development costs was none during fiscal 2021 and 2022 and $2.2 million during fiscal 2023.
Software implementation costs are capitalized to either prepaid and other current assets or other assets, non-current on our consolidated balance sheet and amortized over the terms of the associated hosting arrangements. Software implementation costs capitalized were $3.5 million and $9.3 million for fiscal 2022 and 2023. Amortization expense for software implementation costs was $0.1 million, $0.5 million and $1.5 million during fiscal 2021, 2022 and 2023.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $8.1 million, $15.3 million and $11.1 million for fiscal 2021, 2022 and 2023.
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

Recently Adopted Accounting Pronouncement
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS) which results in the inclusion of the effect of share settlement for instruments that may be settled in cash or shares. We adopted this standard as of February 7, 2022 using the modified retrospective basis, under which financial results reported in prior periods were not adjusted. Adoption resulted in an adjustment of $133.3 million to reclassify the remaining balance of the conversion feature recorded in additional paid-in capital to the Notes of $35.2 million and accumulated deficit of $98.1 million on the consolidated balance sheet. Accordingly, we no longer carry an equity component of the Notes. For further information, see Note 7, Debt, and Note 13, Net Income (Loss) per Share Attributable to Common Stockholders.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that are expected to have material impact on our consolidated financial statements and accompanying disclosures.

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
The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2022 and 2023 (in thousands):

	At the End of Fiscal 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$29,275	$18,731	$—	$10,544
Level 2
U.S. government treasury notes	336,303	512	(2,176)	334,639	—	334,639	—
U.S. government agencies	49,153	49	(193)	49,009	—	49,009	—
Corporate debt securities	491,728	384	(4,731)	487,381	200	487,181	—
Foreign government bonds	12,333	37	(17)	12,353	—	12,353	—
Asset-backed securities	60,361	111	(453)	60,019	—	60,019	—
Municipal bonds	3,950	—	(78)	3,872	—	3,872	—
Total	$953,828	$1,093	$(7,648)	$976,548	$18,931	$947,073	$10,544

	At the End of Fiscal 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,733	$39,189	$—	$10,544
Level 2
U.S. government treasury notes	425,977	170	(4,229)	421,918	32,008	389,910	—
U.S. government agencies	23,795	—	(289)	23,506	—	23,506	—
Corporate debt securities	527,164	901	(9,300)	518,765	—	518,765	—
Foreign government bonds	4,797	—	(44)	4,753	—	4,753	—
Asset-backed securities	61,371	281	(1,016)	60,636	—	60,636	—
Municipal bonds	3,950	—	(168)	3,782	—	3,782	—
Total	$1,047,054	$1,352	$(15,046)	$1,083,093	$71,197	$1,001,352	$10,544
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of Fiscal 2023
	Amortized Cost	Fair Value
Due within one year	$542,675	$537,272
Due in one to five years	468,427	460,091
Due in five to ten years	3,944	3,989
Total	$1,015,046	$1,001,352
Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that has resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in fiscal 2021, 2022, and 2023. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2022 and 2023, aggregated by investment category (in thousands):

	At the End of Fiscal 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$193,359	$(2,176)	$—	$—	$193,359	$(2,176)
U.S. government agencies	24,388	(193)	—	—	24,388	(193)
Corporate debt securities	374,223	(4,708)	1,182	(23)	375,405	(4,731)
Foreign government bonds	4,098	(17)	—	—	4,098	(17)
Asset-backed securities	37,608	(453)	—	—	37,608	(453)
Municipal bonds	3,872	(78)	—	—	3,872	(78)
Total	$637,548	$(7,625)	$1,182	$(23)	$638,730	$(7,648)

	At the End of Fiscal 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$250,046	$(130)	$127,976	$(4,099)	$378,022	$(4,229)
U.S. government agencies	5,194	(5)	18,312	(284)	23,506	(289)
Corporate debt securities	99,446	(330)	277,717	(8,970)	377,163	(9,300)
Foreign government bonds	3,200	(5)	551	(39)	3,751	(44)
Asset-backed securities	3,060	(25)	22,221	(991)	25,281	(1,016)
Municipal bonds	—	—	3,782	(168)	3,782	(168)
Total	$360,946	$(495)	$450,559	$(14,551)	$811,505	$(15,046)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Other Financial Instruments
We measure the fair value of our Notes on a quarterly basis and we determined the fair value of the Notes at the end of fiscal 2022 and 2023 to be a Level 2 measurement due to its limited trading activity. Refer to Note 7 for the net carrying amounts and estimated fair value of the Notes at the end of fiscal 2022 and 2023.

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
In addition, cash payments to certain former shareholders of Portworx totaling $32.2 million are being made over three years subject to continuous employment and are recognized as an operating expense. The remaining unpaid amount was $4.9 million at the end of fiscal 2023.
The results of Portworx have been included in our consolidated statements of operations since the acquisition date and are not material. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of Fiscal
	2022	2023
Raw materials	$15,734	$24,896
Finished goods	23,208	25,256
Inventory	$38,942	$50,152
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of Fiscal
	2022	2023
Test equipment	$266,672	$315,290
Computer equipment and software	206,053	262,574
Furniture and fixtures	8,652	9,693
Leasehold improvements	47,443	71,235
Capitalized software development costs	8,528	15,806
Total property and equipment	537,348	674,598
Less: accumulated depreciation and amortization	(342,066)	(402,153)
Property and equipment, net	$195,282	$272,445
Depreciation and amortization expense related to property and equipment was $57.1 million, $65.9 million and $87.0 million for fiscal 2021, 2022 and 2023, respectively.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of Fiscal
	2022			2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(13,544)	$5,581	$19,125	$(14,826)	$4,299
Developed technology	80,166	(30,304)	49,862	83,211	(43,366)	39,845
Customer relationships	6,459	(1,246)	5,213	6,459	(2,166)	4,293
Trade name	3,623	(1,633)	1,990	3,623	(2,838)	785
Intangible assets, net	$109,373	$(46,727)	$62,646	$112,418	$(63,196)	$49,222
Intangible assets amortization expense was $13.0 million, $16.8 million and $16.5 million for fiscal 2021, 2022 and 2023, respectively. At the end of fiscal 2023, the weighted-average remaining amortization period was 1.6 years for technology patents, 3.0 years for developed technology, 4.7 years for customer relationships, and 0.6 years for trade name. We recorded amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the consolidated statements of operations.

At the end of fiscal 2023, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Future Expected Amortization Expense
2024	$16,210
2025	15,425
2026	12,830
2027	3,107
2028	1,054
Thereafter	596
Total	$49,222
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance as of the end of fiscal 2022	$358,736
Goodwill acquired	2,691
Balance as of the end of fiscal 2023	$361,427
There were no impairments to goodwill during fiscal 2022 and 2023.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of Fiscal
	2022	2023
Taxes payable	$6,312	$16,615
Accrued marketing	13,257	14,228
Accrued cloud and outside services	6,135	7,644
Supply chain-related accruals (1)	6,991	23,545
Accrued service logistics and professional services	6,244	7,927
Acquisition earn-out and deferred consideration	5,211	3,556
Finance lease liabilities, current	1,035	5,432
Customer deposits from contracts with customers	10,409	17,824
Other accrued liabilities	22,917	26,978
Total accrued expenses and other liabilities	$78,511	$123,749
_________________________________
(1) Primarily consist of warranty reserves and accruals related to our inventory and inventory purchase commitments with our contract manufacturers.

Note 6. Deferred Revenue and Commissions
Deferred Commissions
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2022	2023
Beginning balance	$187,924	$246,307
Additions	217,595	155,414
Recognition of deferred commissions	(159,212)	(155,865)
Ending balance	$246,307	$245,856
During fiscal 2021, 2022 and 2023, we recognized sales commission expenses of $150.2 million, $175.9 million, and $170.0 million, respectively. Of the $245.9 million total deferred commissions balance at the end of fiscal 2023, we expect to recognize approximately 28% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for fiscal 2021, 2022 or 2023.
Deferred Revenue
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2022	2023
Beginning balance	$843,697	$1,079,872
Additions	937,510	1,248,417
Recognition of deferred revenue	(701,335)	(942,639)
Ending balance	$1,079,872	$1,385,650
During fiscal 2022 and 2023, we recognized approximately $442.7 million and $567.8 million, respectively, in revenue pertaining to deferred revenue as of the beginning of each period.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $1.8 billion at the end of fiscal 2023. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Of the $1.8 billion RPO at the end of fiscal 2023, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.

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
The Notes consisted of the following (in thousands):

	At the End of Fiscal
	2022	2023
Liability:
Principal	$575,000	$575,000
Less: debt discount, net of amortization (1)	(35,641)	—
Less: debt issuance costs, net of amortization (1)	(2,580)	(494)
Net carrying amount of the Notes	$536,779	$574,506

Stockholders' equity recorded at issuance:
Allocated value of the conversion feature (1)	$136,333	$—
Less: debt issuance costs (1)	(3,068)	—
Additional paid-in capital	$133,265	$—
_________________________________
(1) Fiscal 2023 reflects the adoption of ASU 2020-06 on February 7, 2022 using the modified retrospective method as described in Note 2.
The total estimated fair values of the Notes at the end of fiscal 2022 and 2023 were $681.8 million and $660.0 million. The fair values were determined based on the closing trading price per $100 of the Notes as of the last day of trading of fiscal 2022 and 2023. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. Based on the closing price of our common stock of $29.91 on the last day of fiscal 2023, the if-converted value of the Notes of $654.6 million was greater than its principal amount. At the end of fiscal 2023, the remaining term of the Notes is approximately two months.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Fiscal Year Ended
	2022	2023
Amortization of debt discount (1)	$28,874	$—
Amortization of debt issuance costs (1)	2,091	2,598
Total amortization of debt discount and debt issuance costs	30,965	2,598
Contractual interest expense	732	716
Total interest expense related to the Notes	$31,697	$3,314

Effective interest rate of the liability component	5.6%	0.6%
_________________________________
(1) Fiscal 2023 reflects the adoption of ASU 2020-06 on February 7, 2022 using the modified retrospective method as described in Note 2.
In connection with the offering of the Notes, we paid $64.6 million to enter into capped call transactions with certain of the underwriters and their affiliates (the Capped Calls), whereby we have the option to purchase up to a total of 21,884,155 shares of our common stock to offset the dilution and/or any cash payments we are required to make in excess of the principal amount upon conversion of the Notes at maturity, with such offset subject to a cap of $39.66 per share (which represents a premium of 100% over the last reported sales price of our common stock on April 4, 2018), subject to certain adjustments (the Cap Price). However, for conversions prior to maturity, the Capped Calls would be settled at their fair value, which may not completely offset, and may be substantially less than, the value of the consideration in excess of the principal amount of the Notes delivered upon such conversion. The cost of the Capped Calls was accounted for as a reduction to additional paid-in capital on the consolidated balance sheets.
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
The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or LIBOR (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on LIBOR (or at each three-month interval if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced that it will cease publication of LIBOR by June 2023. In March 2023, we amended the Credit Facility to transition LIBOR to the Secured Overnight Financing Rate (SOFR) effective April 1, 2023. The annual interest rate for SOFR borrowings will be equal to term SOFR (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%.

In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility. Prior to repayment, the outstanding loan bore weighted-average interest at the one-month LIBOR of approximately 1.65% and 1.60% resulting in interest expense of $1.4 million and $4.1 million during fiscal 2021 and 2022 and 1.61% resulting in interest expense of $0.3 million during the first quarter of fiscal 2023.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2023.
Note 8. Commitments and Contingencies
Leases
At the end of fiscal 2023, we had various non-cancelable operating and finance lease commitments for office facilities. Refer to Note 9—Leases for additional information regarding lease commitments.
Contractual Purchase Obligations
At the end of fiscal 2023, we had $445.0 million of non-cancelable contractual purchase obligations primarily related to inventory purchase commitments, software service contracts, and hosting arrangements. In order to manage future demand for our products, we enter into agreements with manufacturers and suppliers to procure inventory based upon our demand forecasts.
Letters of Credit
At the end of fiscal 2022 and 2023, we had outstanding letters of credit in the aggregate amount of $6.7 million and $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our consolidated balance sheet as of the end of fiscal 2023.
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
The components of lease costs were as follows (in thousands):

	Fiscal Year Ended
	2021	2022	2023
Fixed operating lease cost	$37,411	$37,598	$47,533

Variable lease cost (1)	9,168	10,228	8,521
Short-term lease cost (12 months or less)	5,734	4,178	3,787

Finance lease cost:
Amortization of finance lease right-of-use assets	—	384	3,028
Interest on finance lease liabilities	—	42	330
Total finance lease cost	$—	$426	$3,358

Total lease cost	$52,313	$52,430	$63,199
_________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

Supplemental information related to leases is as follows (in thousands):

	Fiscal Year Ended
	2022	2023
Operating leases:
Weighted-average remaining lease term (in years)	4.5	5.2
Weighted-average discount rate	5.7%	6.1%

Finance leases:
Finance lease right-of-use assets, gross (1)	$3,577	$17,596
Accumulated amortization(1)	(384)	(3,412)
Finance lease right-of-use assets, net (1)	$3,193	$14,184
Finance lease liabilities, current (2)	1,035	5,432
Finance lease liabilities, non-current (3)	1,487	4,765
Total finance lease liabilities	$2,522	$10,197
Weighted-average remaining lease term (in years)	3.6	3.3
Weighted-average discount rate	2.7%	5.1%
____________________________________
(1) Included in the consolidated balance sheets within property and equipment, net.
(2) Included in the consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Year Ended
	2022	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$36,648	$49,955
Financing cash outflows for finance leases	$1,000	$6,138
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$7,517	$80,962
Finance leases	$3,577	$14,019
Future lease payments under our non-cancelable leases at the end of fiscal 2023 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2024	$45,153	$5,839
2025	48,315	4,728
2026	36,366	183
2027	19,384	—
2028	21,062	—
Thereafter	44,274	—
Total future lease payments	$214,554	$10,750
Less: imputed interest	(38,374)	(553)
Present value of total lease liabilities	$176,180	$10,197

Note 10. Restructuring and Other
During fiscal 2021, we carried out the following restructuring and other activities:
•We ceased use of certain leased facilities and recorded an impairment charge of $7.5 million for operating lease right-of-use assets and leasehold improvements for these leases. In addition, we recognized a liability of $2.4 million for the remaining lease costs that will continue to be incurred without benefit to us.
•We effected workforce realignment plans to streamline our operations and recognized $12.2 million of restructuring costs related to one-time involuntary termination benefit costs. The restructuring charges are included in restructuring and other expenses in our consolidated statement of operations. All amounts were paid prior to the end of fiscal 2022.
•We incurred incremental costs of $9.8 million directly related to the COVID-19 pandemic. These costs primarily included the write-off of marketing commitments no longer deemed to have value for the remainder of fiscal 2021, estimated non-recoverable costs for internal events that could not be held, and hazard related premiums to support manufacturing operations. Of these costs, $8.9 million is included in restructuring and other expenses and $0.9 million is included in cost of revenue in our consolidated statements of operations for fiscal 2021.
Note 11. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of fiscal 2023, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. We have 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of fiscal 2023, 304,076,234 shares of Class A common stock were issued and outstanding.
Common Stock Reserved for Issuance
At the end of fiscal 2023, we had reserved shares of common stock for future issuance as follows:

Shares underlying outstanding stock options	9,268,498
Shares underlying outstanding restricted stock units	26,760,520
Shares reserved for future equity awards	20,661,582
Shares reserved for future employee stock purchase plan awards	5,309,812
Total	62,000,412
Share Repurchase Program
In August 2019, our Board of Directors approved a stock repurchase program to repurchase up to $150.0 million of our common stock, which was completed in the fourth quarter of fiscal 2021. In February 2021, our Board of Directors authorized the repurchase of up to an additional $200.0 million of our common stock, which was completed in the fourth quarter of fiscal 2022. In March 2022, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock, of which $31.1 million remained available at the end of fiscal 2023. In March 2023, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.

We record the difference between cash paid for stock repurchases and underlying par value as a reduction to additional paid-in capital, to the extent the repurchases does not cause this balance to be reduced below zero, at which point the difference would be recorded as a reduction to accumulated deficit. During fiscal 2021, we repurchased and retired 9,526,556 shares of common stock at an average purchase price of $14.17 per share for an aggregate repurchase price of $135.0 million. During fiscal 2022, we repurchased and retired 8,489,168 shares of common stock at an average purchase price of $23.56 per share for an aggregate repurchase price of $200.0 million. During fiscal 2023, we repurchased and retired 7,832,229 shares of common stock at an average purchase price of $27.95 per share for an aggregate repurchase price of $218.9 million. Since the end of fiscal 2023, we have repurchased $31.1 million of additional shares.
Note 12. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (the 2009 Plan) and the 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan serves as the successor to our 2009 Plan and provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards, and other forms of stock awards to our employees, directors and consultants. Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant. Starting in the fourth quarter of fiscal 2018, we discontinued granting stock options.
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

Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During fiscal 2021 and 2023, ESPP resets resulted in total modification charges of $23.8 million and $10.4 million, respectively, to be recognized over their new offering periods. There was no ESPP reset during fiscal 2022.
During fiscal 2021, 2022 and 2023, we recognized $25.8 million, $35.4 million and $22.9 million, of stock-based compensation expense related to our 2015 ESPP. At the end of fiscal 2023, total unrecognized stock-based compensation cost related to our 2015 ESPP was $31.5 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2022	12,268,938	$10.25	3.5	$198,266
Options exercised	(2,988,068)	8.29
Options forfeited	(12,372)	1.83
Balance at the end of fiscal 2023	9,268,498	$10.90	2.7	$176,674
Vested and exercisable at the end of fiscal 2023	9,077,014	$11.04	2.6	$171,315
The aggregate intrinsic value of options vested and exercisable at the end of fiscal 2023 is calculated based on the difference between the exercise price and the closing price of $29.91 of our common stock on the last day of fiscal 2023. The aggregate intrinsic value of options exercised during fiscal 2021, 2022 and 2023 was $118.8 million, $105.1 million and $63.5 million.
The total grant date fair value of options vested during fiscal 2021, 2022 and 2023 was $20.1 million, $16.5 million and $7.0 million.
During fiscal 2021, 2022 and 2023, we recognized $8.6 million, $7.7 million and $4.9 million, of stock-based compensation expense related to stock options. At the end of fiscal 2023, total unrecognized employee stock-based compensation cost related to outstanding options was $2.4 million, which is expected to be recognized over a weighted-average period of 1.1 years.

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

	Fiscal Year Ended
	2021	2022	2023
Employee Stock Options
Expected term (in years)	5.65	n/a	n/a
Expected volatility	52.07%	n/a	n/a
Risk-free interest rate	0.3%	n/a	n/a
Dividend rate	—	n/a	n/a
Fair value of common stock	$15.79	n/a	n/a
Employee Stock Purchase Plan
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	52% - 113%	44% - 61%	45% - 54%
Risk-free interest rate	0.1% - 0.4%	0.1% - 0.2%	0.9% - 4.0%
Dividend rate	—	—	—
Fair value of common stock	$9.07 - $15.26	$23.63 - $26.69	$28.73 - $31.68
The assumptions used in the Black-Scholes option pricing model were determined as follows.
Fair Value of Common Stock—We use the market closing price of our common stock as reported on the New York Stock Exchange to determine the fair value of our common stock at each grant date.
Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the stock options and ESPP purchase rights.
Expected Volatility—The expected volatility for stock options and ESPP purchase rights is based on the historical volatility of our common stock for a period equivalent to the expected term of the stock option grants and ESPP purchase rights.
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

RSUs and PRSUs
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2022	28,712,878	$19.53	$757,446
Granted	15,319,768	29.67
Vested	(13,915,802)	20.05
Forfeited	(3,356,324)	21.75
Unvested balance at the end of fiscal 2023	26,760,520	$24.78	$800,407
During fiscal 2023, we granted 1,147,187 shares of PRSUs, at a target percentage of 100%, with both performance and service vesting conditions payable in common stock, from 0% to 150% of the target number granted, contingent upon the degree to which the fiscal 2023 performance condition is met. A total of 1,770,282 shares of PRSUs were earned at the end of fiscal 2023 based on the fiscal 2023 performance conditions achieved and a portion of these shares are subject to service conditions through the remaining vesting periods. The incremental shares of PRSUs earned will be granted in the first quarter of fiscal 2024.
The aggregate fair value, as of the respective vesting dates, of RSUs and PRSUs that vested during fiscal 2021, 2022 and 2023 was $183.4 million, $322.2 million and $402.7 million.
During fiscal 2021, 2022 and 2023, we recognized $199.1 million, $242.1 million and $299.7 million in stock-based compensation expense related to RSUs and PRSUs. At the end of fiscal 2023, total unrecognized employee compensation cost related to unvested RSUs and PRSUs was $588.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock
A summary of the restricted stock activity under our 2015 Plan and related information is as follows:

	Number of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2022	54,977	$20.02	$1,450
Vested	(54,977)	20.02
Forfeited	—	—
Unvested balance at the end of fiscal 2023	—	$—	$—
The aggregate fair value of restricted stock that vested during fiscal 2021, 2022 and 2023 was $18.3 million, $10.4 million and $1.9 million.
During fiscal 2021 and 2022, we recognized $9.3 million and $1.8 million in stock-based compensation expense related to restricted stock. The remaining stock-based compensation expense recognized related to restricted stock was not material during fiscal 2023.

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Fiscal Year Ended
	2021	2022	2023
Cost of revenue—product	$4,001	$6,334	$10,245
Cost of revenue—subscription services	14,979	21,240	22,630
Research and development	117,220	142,264	161,694
Sales and marketing	65,248	71,439	72,507
General and administrative	40,896	45,686	60,541
Total stock-based compensation expense	$242,344	$286,963	$327,617
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 13. Net Income (Loss) per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs and PRSUs, unvested restricted stock, the shares underlying the conversion option in our Notes to the extent dilutive, and common stock issuable pursuant to the ESPP. The adoption of ASU 2020-06 at the beginning of fiscal 2023 eliminates the treasury stock method and instead requires the application of the if-converted method to calculate the impact of our Notes on diluted EPS. Using this method, the numerator is affected by adding back interest expense related to the Notes and the denominator is affected by including the effect of potential share settlement, if the effect is dilutive. All potentially dilutive common stock equivalents, including from our Notes, have been excluded from the calculation of diluted net loss per share attributable to common stockholders in periods of net loss as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended
	2021	2022	2023
Numerator:
Net income (loss) attributable to common stockholders, basic	$(282,076)	$(143,259)	$73,071
Add: Interest charges related to our Notes	—	—	3,314
Net income (loss) attributable to common stockholders, diluted	$(282,076)	$(143,259)	$76,385
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	267,824	285,882	299,478
Add: Dilutive effect of common stock equivalents	—	—	39,706
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	267,824	285,882	339,184

Net income (loss) per share attributable to common stockholders, basic	$(1.05)	$(0.50)	$0.24
Net income (loss) per share attributable to common stockholders, diluted	$(1.05)	$(0.50)	$0.23
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	2021	2022	2023
Stock options to purchase common stock	23,180	15,686	10,516
Unvested RSUs and PRSUs	31,980	32,491	29,780
Unvested restricted stock	1,145	257	6
Shares related to convertible senior notes	21,884	21,884	—
Shares issuable pursuant to the ESPP	2,148	2,122	885
Total	80,337	72,440	41,187

Note 14. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2021	2022	2023
Interest income (1)	$17,442	$9,371	$17,320
Interest expense (2)	(31,403)	(36,677)	(4,749)
Foreign currency transactions gains (losses)	2,507	(5,235)	(8,345)
Other income	2,327	2,443	4,069
Total other income (expense), net	$(9,127)	$(30,098)	$8,295
_________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of debt discount and debt issuance costs, contractual interest expense related to our debt and accretion of our finance lease liabilities.

Note 15. Income Taxes
The geographical breakdown of income (loss) before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2021	2022	2023

Domestic	$(312,119)	$(192,058)	$39,004
International	41,959	63,562	52,804
Total	$(270,160)	$(128,496)	$91,808
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2021	2022	2023
Current:
State	$442	$592	$5,999
Foreign	8,006	12,525	12,020
Total	$8,448	$13,117	$18,019
Deferred:
Federal	$(218)	$—	$(639)
State	—	—	(99)
Foreign	3,686	1,646	1,456
Total	$3,468	$1,646	$718
Provision for income taxes	$11,916	$14,763	$18,737

The reconciliation of income taxes at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2021	2022	2023

Tax at federal statutory rate	$(56,734)	$(26,984)	$19,280
State tax, net of federal benefit	349	468	4,625
Stock-based compensation expense	(604)	(19,658)	(11,976)
Research and development tax credits	(14,138)	(16,783)	(26,634)
U.S. taxes on foreign income	14,021	25,059	19,065
Foreign rate differential	2,282	(1,698)	(425)
Withholding tax	34	143	2,339
Change in valuation allowance	63,146	48,270	10,631
Non-deductible expenses	—	4,381	2,091
Other	3,560	1,565	(259)
Provision for income taxes	$11,916	$14,763	$18,737
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	At the End of Fiscal
	2022	2023

Deferred tax assets:
Net operating loss carryforwards	$369,904	$198,495
Tax credit carryover	134,085	171,775
Accruals and reserves	22,625	34,506
Deferred revenue	66,242	87,026
Stock-based compensation expense	25,247	25,564
ASC 842 lease liabilities	28,577	40,772
Capitalized research and development	—	154,027
Other	1,879	4,950
Total deferred tax assets	$648,559	$717,115
Valuation allowance	(554,553)	(598,997)
Total deferred tax assets, net of valuation allowance	$94,006	$118,118
Deferred tax liabilities:
Depreciation and amortization	$(12,992)	$(31,744)
Deferred commissions	(53,219)	(53,421)
Convertible debt	(4,642)	—
ASC 842 right-of-use assets	(24,608)	(36,366)
Acquired intangibles and goodwill	(6,850)	(4,702)
Interest income	(874)	(2,521)
Total deferred tax liabilities	$(103,185)	$(128,754)
Net deferred tax liabilities	$(9,179)	$(10,636)
At the end of fiscal 2023, the undistributed earnings of $176.2 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

At the end of fiscal 2023, we had net operating loss carryforwards for federal income tax purposes of approximately $795.1 million and state income tax purposes of approximately $578.0 million. The federal net operating loss carryforwards have an indefinite life while the state net operating loss carryforwards begin to expire in 2025.
We had federal and state research and development tax credit carryforwards of approximately $134.2 million and $116.0 million at the end of fiscal 2023. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Starting in fiscal 2023, changes to Section 174 of the Internal Revenue Code made by the Tax Cuts and Jobs Act of 2017 no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. These costs are capitalized resulting in an increase in deferred tax assets and state income taxes.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $70.1 million and $44.4 million, respectively, during fiscal 2022 and 2023.
Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	2021	2022	2023
Gross unrecognized tax benefits—beginning balance	$28,570	$39,571	$51,582
Decreases related to tax positions taken during prior years	(345)	(173)	—
Increases related to tax positions taken during prior years	1,881	1,201	2,172
Increases related to tax positions taken during current year	9,465	10,983	15,143
Gross unrecognized tax benefits—ending balance	$39,571	$51,582	$68,897
At the end of fiscal 2023, our gross unrecognized tax benefit was approximately $68.9 million, $6.2 million of which if recognized, would have an impact on the effective tax rate.
At the end of fiscal 2023, we had no current or cumulative interest and penalties related to uncertain tax positions.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Fiscal Year Ended
	2021	2022	2023

United States	$1,195,428	$1,580,022	$1,971,757
Rest of the world	488,751	600,826	781,677
Total revenue	$1,684,179	$2,180,848	$2,753,434

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of Fiscal
	2022	2023
United States	$187,228	$259,131
Rest of the world	8,054	13,314
Total long-lived assets	$195,282	$272,445

Note 17. 401(k) Plan
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 85% of their eligible compensation, subject to certain limitations. We currently match 50% of employees' contributions up to a maximum of $4,000 annually. Matching contributions immediately vest. Our contributions to the plan were $10.2 million, $11.1 million and $12.2 million during fiscal 2021, 2022 and 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that, as of the end of fiscal 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2023.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders (2023 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended February 5, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Our independent public accounting firm is Deloitte & Touche LLP, San Jose, CA, PCAOB ID No. 34
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

 Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

4.3	Indenture dated as of April 9, 2018 by and between Pure Storage, Inc. and U.S. Bank National Association, as Trustee	8-K	001-37570	4.1	4/10/2018

4.4	Form of Global Note, representing Pure Storage, Inc.'s 0.125% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture incorporated by reference as Exhibit 4.3 hereto)	8-K	001-37570	4.1	4/10/2018

4.5	Description of Registrant's Securities.	10-K	001-37570	4.5	3/27/2020

10.1+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.3+	Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.3	4/7/2022

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.5+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.6+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018

10.7+	Pure Storage, Inc. Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	001-37570	10.1	8/30/2019

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.10+	Offer Letter by and between Pure Storage, Inc. and Kevan Krysler, dated November 15, 2019	10-Q	001-37570	10.2	12/9/2019

10.11+	Pure Storage, Inc. Change in Control and Severance Benefit Plan.	10-Q	001-37570	10.12	12/9/2020

10.12*	Credit Agreement, originally dated as of August 24, 2020 and as amended as of March 15, 2023 among Pure Storage, Inc., the Lenders from time to time party hereto and Barclays Bank PLC, as administrative agent, issuing bank and swingline lender.	—	—	—	—

10.13+	Pure Storage, Inc. Employee Cash Incentive Plan.	8-K	001-37570	10.2	3/16/2018

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
10.14+	Offer Letter by and between Pure Storage, Inc. and Ajay Singh, dated December 8, 2020	10-K	001-37570	10.16	4/7/2022

10.15*+	Pure Storage, Inc. Deferred Compensation Plan, effective January 1, 2023	—	—	—	—

21.1*	Subsidiaries of the Registrant.	—	—	—	—

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

99.1	Form of Confirmation for Capped Call Transactions.	8-K	001-37570	99.1	4/10/2018

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 31, 2023

PURE STORAGE, INC.

By:	/s/ Charles Giancarlo
Charles Giancarlo
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitute and appoint Charles Giancarlo, Kevan Krysler, John Colgrove and Nicole Armstrong, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles Giancarlo	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 31, 2023
Charles Giancarlo
/s/ Kevan Krysler	Chief Financial Officer (Principal Financial Officer)	March 31, 2023
Kevan Krysler
/s/ Mona Chu	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2023
Mona Chu
/s/ Scott Dietzen	Vice Chairman and Director	March 31, 2023
Scott Dietzen
/s/ John Colgrove	Chief Visionary Officer and Director	March 31, 2023
John Colgrove
/s/ Andrew Brown	Director	March 31, 2023
Andrew Brown
/s/ John Murphy	Director	March 31, 2023
John Murphy
/s/ Jeff Rothschild	Director	March 31, 2023
Jeff Rothschild
/s/ Roxanne Taylor	Director	March 31, 2023
Roxanne Taylor
/s/ Susan Taylor	Director	March 31, 2023
Susan Taylor
/s/ Greg Tomb	Director	March 31, 2023
Greg Tomb
/s/ Mallun Yen	Director	March 31, 2023
Mallun Yen