Form 10-Q
period 2023-05-07
Pure Storage, Inc.
filed 2023-06-16
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 7, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission File Number: 001-37570

Pure Storage, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1069557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2555 Augustine Dr.
Santa Clara, California 95054
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

As of June 9, 2023, the registrant had 307,532,852 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended May 7, 2023

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, high inflation, rising interest rates, and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and services and trends in the external storage market, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to continue capturing storage workloads for AI environments, our ability to realize benefits from our investments, including development efforts and acquisitions like Portworx, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy, specifically customer priorities around sustainability, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, our sustainability goals and benefits, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2023	First Quarter of Fiscal 2024

ASSETS
Current assets:
Cash and cash equivalents	$580,854	$378,285
Marketable securities	1,001,352	805,715
Accounts receivable, net of allowance of $1,057 and $1,062	612,491	391,286
Inventory	50,152	51,821
Deferred commissions, current	68,617	68,826
Prepaid expenses and other current assets	161,391	171,824
Total current assets	2,474,857	1,867,757
Property and equipment, net	272,445	302,894
Operating lease right-of-use assets	158,912	155,205
Deferred commissions, non-current	177,239	179,362
Intangible assets, net	49,222	45,064
Goodwill	361,427	361,427
Restricted cash	10,544	9,960
Other assets, non-current	38,814	37,584
Total assets	$3,543,460	$2,959,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,121	$71,334
Accrued compensation and benefits	232,636	143,204
Accrued expenses and other liabilities	123,749	121,230
Operating lease liabilities, current	33,707	37,995
Deferred revenue, current	718,149	732,433
Debt, current	574,506	—
Total current liabilities	1,749,868	1,106,196
Long-term debt	—	100,000
Operating lease liabilities, non-current	142,473	139,665
Deferred revenue, non-current	667,501	663,237
Other liabilities, non-current	42,385	44,348
Total liabilities	2,602,227	2,053,446
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 304,076 and 306,453 Class A shares issued and outstanding	30	31
Additional paid-in capital	2,493,769	2,521,145
Accumulated other comprehensive loss	(15,504)	(10,906)
Accumulated deficit	(1,537,062)	(1,604,463)
Total stockholders’ equity	941,233	905,807
Total liabilities and stockholders’ equity	$3,543,460	$2,959,253

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	First Quarter of Fiscal
	2023	2024

Revenue:
Product	$401,161	$308,963
Subscription services	219,244	280,344
Total revenue	620,405	589,307
Cost of revenue:
Product	125,484	96,213
Subscription services	68,495	79,747
Total cost of revenue	193,979	175,960
Gross profit	426,426	413,347
Operating expenses:
Research and development	161,273	185,331
Sales and marketing	218,153	232,446
General and administrative	51,567	67,384
Total operating expenses	430,993	485,161
Loss from operations	(4,567)	(71,814)
Other income (expense), net	(6,181)	11,749
Loss before provision for income taxes	(10,748)	(60,065)
Provision for income taxes	787	7,336
Net loss	$(11,535)	$(67,401)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.22)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	295,843	305,863

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	First Quarter of Fiscal
	2023	2024

Net loss	$(11,535)	$(67,401)
Other comprehensive (loss) income:
Unrealized net (losses) gains on available-for-sale securities	(10,487)	4,866
Less: reclassification adjustment for net losses (gains) on available-for-sale securities included in net loss	7	(268)
Change in unrealized net (losses) gains on available-for-sale securities	(10,480)	4,598
Comprehensive loss	$(22,015)	$(62,803)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Quarter of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	$(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	1,233	—	11,433	—	—	11,433
Stock-based compensation expense	—	—	75,685	—	—	75,685
Vesting of restricted stock units	3,608	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(295)	—	(10,194)	—	—	(10,194)
Common stock issued under employee stock purchase plan	2,087	—	19,396	—	—	19,396
Repurchases of common stock	(2,134)	—	(66,420)	—	—	(66,420)
Other comprehensive loss	—	—	—	(10,480)	—	(10,480)
Net loss	—	—	—	—	(11,535)	(11,535)
Balance at the end of the first quarter of fiscal 2023	297,132	$30	$2,367,577	$(18,845)	$(1,621,668)	$727,094

	First Quarter of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	790	—	4,619	—	—	4,619
Stock-based compensation expense	—	—	78,665	—	—	78,665
Vesting of restricted stock units	3,670	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(281)	—	(6,759)	—	—	(6,759)
Common stock issued under employee stock purchase plan	1,069	—	21,219	—	—	21,219
Repurchases of common stock	(2,872)	—	(69,911)	—	—	(69,911)
Issuance of common stock upon conversion of convertible senior notes	1	—	(456)	—	—	(456)
Other comprehensive income	—	—	—	4,598	—	4,598
Net loss	—	—	—	—	(67,401)	(67,401)
Balance at the end of the first quarter of fiscal 2024	306,453	$31	$2,521,145	$(10,906)	$(1,604,463)	$905,807

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Quarter of Fiscal
	2023	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,535)	$(67,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,663	29,690
Stock-based compensation expense	74,571	77,830
Other	947	(1,804)
Changes in operating assets and liabilities:
Accounts receivable, net	196,129	221,205
Inventory	(1,699)	308
Deferred commissions	15,309	(2,331)
Prepaid expenses and other assets	(11,742)	(6,095)
Operating lease right-of-use assets	7,749	11,001
Accounts payable	(7,419)	(3,993)
Accrued compensation and other liabilities	(88,963)	(89,082)
Operating lease liabilities	(8,480)	(6,100)
Deferred revenue	32,602	10,019
Net cash provided by operating activities	220,132	173,247
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(32,810)	(51,424)
Purchases of marketable securities	(17,251)	(128,788)
Sales of marketable securities	—	43,040
Maturities of marketable securities	116,175	288,373
Net cash provided by investing activities	66,114	151,201
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	11,405	4,630
Proceeds from issuance of common stock under employee stock purchase plan	19,396	21,219
Principal payments on borrowings and finance lease obligations	(251,395)	(576,780)
Proceeds from borrowings	—	100,000
Tax withholding on vesting of equity awards	(10,194)	(6,759)
Repurchases of common stock	(66,420)	(69,911)
Net cash used in financing activities	(297,208)	(527,601)
Net decrease in cash, cash equivalents and restricted cash	(10,962)	(203,153)
Cash, cash equivalents and restricted cash, beginning of period	476,743	591,398
Cash, cash equivalents and restricted cash, end of period	$465,781	$388,245

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$455,237	$378,285
Restricted cash	10,544	9,960
Cash, cash equivalents and restricted cash, end of period	$465,781	$388,245
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$715	$390
Cash paid for income taxes	$1,848	$9,328
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$6,413	$22,036

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Overview
Pure Storage, Inc. (the Company, we, us, or other similar pronouns) was originally incorporated in the state of Delaware in October 2009 under the name OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. We are now headquartered in Santa Clara, California and have wholly owned subsidiaries throughout the world.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2023 was February 5, 2023 and for fiscal 2024 will be February 4, 2024. The first quarter of fiscal 2023 and 2024 ended on May 8, 2022 and May 7, 2023. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2023.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2024 or any future period.
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
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2023 and the first quarter of fiscal 2024, we had restricted cash of $10.5 million and $10.0 million.

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
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2023 and the first quarter of fiscal 2024 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,733	$39,189	$—	$10,544
Level 2
U.S. government treasury notes	425,977	170	(4,229)	421,918	32,008	389,910	—
U.S. government agencies	23,795	—	(289)	23,506	—	23,506	—
Corporate debt securities	527,164	901	(9,300)	518,765	—	518,765	—
Foreign government bonds	4,797	—	(44)	4,753	—	4,753	—
Asset-backed securities	61,371	281	(1,016)	60,636	—	60,636	—
Municipal bonds	3,950	—	(168)	3,782	—	3,782	—
Total	$1,047,054	$1,352	$(15,046)	$1,083,093	$71,197	$1,001,352	$10,544

	At the End of the First Quarter of Fiscal 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$28,305	$18,345	$—	$9,960
Level 2
U.S. government treasury notes	253,286	634	(2,885)	251,035	—	251,035	—
U.S. government agencies	18,991	18	(95)	18,914	—	18,914	—
Corporate debt securities	479,168	1,049	(7,091)	473,126	—	473,126	—
Foreign government bonds	1,590	—	(31)	1,559	—	1,559	—
Asset-backed securities	57,826	275	(838)	57,263	—	57,263	—
Municipal bonds	3,950	—	(132)	3,818	—	3,818	—
Total	$814,811	$1,976	$(11,072)	$834,020	$18,345	$805,715	$9,960

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the First Quarter of Fiscal 2024
	Amortized Cost	Fair Value
Due within one year	$358,506	$353,414
Due in one to five years	456,305	452,301
Total	$814,811	$805,715
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our marketable securities is largely due to the rising interest rate environment driven by current market conditions that has resulted in higher credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the first quarter of fiscal 2023 and 2024.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2023 and the first quarter of fiscal 2024, aggregated by investment category (in thousands):

	At the End of Fiscal 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$250,046	$(130)	$127,976	$(4,099)	$378,022	$(4,229)
U.S. government agencies	5,194	(5)	18,312	(284)	23,506	(289)
Corporate debt securities	99,446	(330)	277,717	(8,970)	377,163	(9,300)
Foreign government bonds	3,200	(5)	551	(39)	3,751	(44)
Asset-backed securities	3,060	(25)	22,221	(991)	25,281	(1,016)
Municipal bonds	—	—	3,782	(168)	3,782	(168)
Total	$360,946	$(495)	$450,559	$(14,551)	$811,505	$(15,046)

	At the End of the First Quarter of Fiscal 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$21,981	$(40)	$100,205	$(2,845)	$122,186	$(2,885)
U.S. government agencies	999	(1)	14,505	(94)	15,504	(95)
Corporate debt securities	90,761	(363)	242,140	(6,728)	332,901	(7,091)
Foreign government bonds	1,000	—	559	(31)	1,559	(31)
Asset-backed securities	6,626	(15)	20,034	(823)	26,660	(838)
Municipal bonds	—	—	3,818	(132)	3,818	(132)
Total	$121,367	$(419)	$381,261	$(10,653)	$502,628	$(11,072)
 Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2023	First Quarter of Fiscal 2024
Raw materials	$24,896	$22,919
Finished goods	25,256	28,902
Inventory	$50,152	$51,821
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2023	First Quarter of Fiscal 2024
Test equipment	$315,290	$331,828
Computer equipment and software	262,574	273,515
Furniture and fixtures	9,693	9,529
Leasehold improvements	71,235	90,699
Capitalized software development costs	15,806	19,557
Total property and equipment	674,598	725,128
Less: accumulated depreciation and amortization	(402,153)	(422,234)
Property and equipment, net	$272,445	$302,894
Depreciation and amortization expense related to property and equipment was $19.3 million and $26.6 million for the first quarter of fiscal 2023 and 2024.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2023			First Quarter of Fiscal 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(14,826)	$4,299	$19,125	$(15,146)	$3,979
Developed technology	83,211	(43,366)	39,845	83,211	(46,672)	36,539
Customer relationships	6,459	(2,166)	4,293	6,459	(2,397)	4,062
Trade name	3,623	(2,838)	785	3,623	(3,139)	484
Intangible assets, net	$112,418	$(63,196)	$49,222	$112,418	$(67,354)	$45,064

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
 Intangible assets amortization expense was $4.1 million and $4.2 million for the first quarter of fiscal 2023 and 2024. At the end of the first quarter of fiscal 2024, the weighted-average remaining amortization period was 1.4 years for technology patents, 2.8 years for developed technology, 4.4 years for customer relationships, and 0.4 years for trade name. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the first quarter of fiscal 2024, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2024	$12,052
2025	15,425
2026	12,830
2027	3,107
2028	1,054
Thereafter	596
Total	$45,064
Goodwill
As of the end of fiscal 2023 and the first quarter of fiscal 2024, goodwill was $361.4 million. There were no impairments to goodwill during the first quarter of fiscal 2023 and 2024.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2023	First Quarter of Fiscal 2024
Taxes payable	$16,615	$9,873
Accrued marketing	14,228	10,674
Accrued cloud and outside services	7,644	4,799
Supply chain-related accruals (1)	23,545	29,158
Accrued service logistics and professional services	7,927	6,414
Acquisition earn-out and deferred consideration	3,556	4,428
Finance lease liabilities, current	5,432	5,499
Customer deposits from contracts with customers	17,824	17,613
Other accrued liabilities	26,978	32,772
Total accrued expenses and other liabilities	$123,749	$121,230
_________________________________
(1) Primarily consist of warranty reserves and accruals related to our inventory and inventory purchase commitments with our contract manufacturers.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2023	2024
Beginning balance	$246,307	$245,856
Additions	26,484	35,101
Recognition of deferred commissions	(41,793)	(32,769)
Ending balance	$230,998	$248,188
Of the $248.2 million total deferred commissions balance at the end of the first quarter of fiscal 2024, we expect to recognize approximately 28% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the first quarter of fiscal 2023 and 2024.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2023	2024
Beginning balance	$1,079,872	$1,385,650
Additions	244,580	280,268
Recognition of deferred revenue	(211,979)	(270,248)
Ending balance	$1,112,473	$1,395,670
Revenue recognized during the first quarter of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $197.1 million and $244.7 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $1.8 billion at the end of the first quarter of fiscal 2024. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Of the $1.8 billion RPO at the end of the first quarter of fiscal 2024, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Debt
Convertible Senior Notes
In April 2018, we issued $575.0 million in principal amount of 0.125% convertible senior notes (the Notes) due April 15, 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and received proceeds of $562.1 million, after deducting the underwriters’ discounts and commissions. The Notes were senior unsecured obligations and governed by an indenture (the Indenture) between us, as the issuer, and U.S. Bank National Association, as trustee. The Indenture did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. Interest was payable semi-annually in arrears on April 15 and October 15 of each year.
In April 2023, we repaid the entire principal balance with approximately $575.0 million in cash and 1,065 shares of our common stock.
The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2023	First Quarter of Fiscal 2024
Liability:
Principal	$575,000	$—
Less: debt issuance costs, net of amortization	(494)	—
Net carrying amount of the Notes	$574,506	$—
The following table sets forth total interest expense recognized related to the Notes for the first quarter of fiscal 2023 and 2024 (in thousands):

	First Quarter of Fiscal
	2023	2024
Amortization of debt issuance costs	$648	$494
Contractual interest expense	179	136
Total interest expense related to the Notes	$827	$630

Effective interest rate of the liability component	0.6%	0.6%
In connection with the offering of the Notes, we paid $64.6 million to enter into capped call transactions with certain of the underwriters and their affiliates (the Capped Calls), which gave us the option to purchase up to a total of 21,884,155 shares of our common stock to offset the dilution and/or any cash payments in excess of the principal amount upon conversion of the Notes at maturity, with such offset subject to a cap of $39.66 per share (which represented a premium of 100% over the last reported sales price of our common stock on April 4, 2018), subject to certain adjustments. The cost of the Capped Calls was accounted for as a reduction to additional paid-in capital on the condensed consolidated balance sheet. The Capped Calls were not exercised and expired in April 2023.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In March 2023, we amended the Credit Facility to transition LIBOR to the Secured Overnight Financing Rate (SOFR) effective April 1 2023. The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or term SOFR (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on term SOFR (or at each three-month interval if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears.
In February 2022, we repaid, in full, the $250.0 million outstanding under the Credit Facility. Prior to repayment, the outstanding loan bore weighted-average interest at an annual rate of 1.61% based on a one-month LIBOR period resulting in interest expense of $0.3 million during the first quarter of fiscal 2023.
In April 2023, we borrowed $100.0 million under the Credit Facility which remained outstanding at the end of the first quarter of fiscal 2024. The outstanding loan bore weighted-average interest at an annual rate of 6.38% based on a one-month term SOFR period resulting in interest expense of $0.4 million during the first quarter of fiscal 2024.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the first quarter of fiscal 2024.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2023 and the first quarter of fiscal 2024, we had outstanding letters of credit in the aggregate amount of $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the first quarter of fiscal 2024.

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
The components of lease costs during the periods presented were as follows (in thousands):

	First Quarter of Fiscal
	2023	2024
Fixed operating lease cost	$10,318	$14,001

Variable lease cost (1)	1,890	2,084
Short-term lease cost (12 months or less)	852	1,058

Finance lease cost:
Amortization of finance lease right-of-use assets	468	1,100
Interest on finance lease liabilities	40	129
Total finance lease cost	$508	$1,229

Total lease cost	$13,568	$18,372
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2023	First Quarter of Fiscal 2024
Operating leases:
Weighted-average remaining lease term (in years)	5.2	5.3
Weighted-average discount rate	6.1%	6.9%

Finance leases:
Finance lease right-of-use assets, gross (1)	$17,596	$17,596
Accumulated amortization (1)	(3,412)	(4,512)
Finance lease right-of-use assets, net (1)	$14,184	$13,084
Finance lease liabilities, current (2)	5,432	5,499
Finance lease liabilities, non-current (3)	4,765	4,447
Total finance lease liabilities	$10,197	$9,946
Weighted-average remaining lease term (in years)	3.3	3.1
Weighted-average discount rate	5.1%	5.2%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows (in thousands):

	First Quarter of Fiscal
	2023	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$11,924	$8,425
Financing cash outflows for finance leases	$1,124	$1,540
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8,912	$7,580
Finance leases	$3,132	$—
Future lease payments under our non-cancelable leases at the end of the first quarter of fiscal 2024 were as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
The remainder of 2024	$36,136	$5,459
2025	49,915	4,728
2026	38,047	183
2027	20,839	—
2028	23,003	—
Thereafter	47,389	—
Total future lease payments	215,329	10,370
Less: imputed interest	(37,669)	(424)
Present value of total lease liabilities	$177,660	$9,946

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Stockholders’ Equity
Preferred Stock
We have 20,000,000 authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the first quarter of fiscal 2024, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the first quarter of fiscal 2024, we had 2,000,000,000 authorized shares of Class A common stock and 250,000,000 authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the first quarter of fiscal 2024, 306,452,699 shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In March 2022, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock, which was completed in the first quarter of fiscal 2024. In March 2023, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock. During the first quarter of fiscal 2024, we repurchased and retired 2,872,040 shares of common stock at an average purchase price of $24.32 per share for an aggregate repurchase price of $69.9 million. At the end of the first quarter of fiscal 2024, $211.2 million remained available for future share repurchases under our current repurchase authorization.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. An ESPP reset occurred during the first quarter of fiscal 2024, and $16.7 million relating to this modification is being recognized over the new offering period ending March 15, 2025.
Stock-based compensation expense related to our 2015 ESPP was $6.9 million and $6.1 million during the first quarter of fiscal 2023 and 2024. At the end of the first quarter of fiscal 2024, total unrecognized stock-based compensation cost related to our 2015 ESPP was $49.6 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2023	9,268,498	$10.90	2.7	$176,674
Options exercised	(790,240)	5.85
Options forfeited	(1,778)	1.90
Balance at the end of the first quarter of fiscal 2024	8,476,480	$11.37	2.5	$95,984
Vested and exercisable at the end of the first quarter of fiscal 2024	8,346,944	$11.46	2.4	$93,301

The aggregate intrinsic value of options vested and exercisable at the end of the first quarter of fiscal 2024 is calculated based on the difference between the exercise price and the closing price of $22.64 of our common stock on the last day of the first quarter of fiscal 2024.
Stock-based compensation expense recognized related to stock options was $1.5 million and $0.7 million during the first quarter of fiscal 2023 and 2024.
At the end of the first quarter of fiscal 2024, total unrecognized employee stock-based compensation cost related to outstanding options was $1.7 million, which is expected to be recognized over a weighted-average period of 0.9 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
RSUs and Performance RSUs (PRSUs)
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2023	26,760,520	$24.78	$800,407
Granted	14,435,336	24.20
Vested	(3,669,301)	23.28
Forfeited	(1,439,343)	24.06
Unvested balance at the end of the first quarter of fiscal 2024	36,087,212	$24.72	$817,026
RSUs granted during the first quarter of fiscal 2024 include PRSUs for 1,590,615 shares of common stock, at a target percentage of 100%, with both performance and service vesting conditions. The actual PRSUs earned will range from 0% to 150% of the target number granted, contingent upon the degree to which the fiscal 2024 performance condition is met. Any portion of shares that are not earned will be canceled. In addition, during the first quarter of fiscal 2024, we issued 579,096 PRSUs based on the actual attainment of fiscal 2023 performance conditions for previously issued PRSUs, with these PRSUs issued subject to service condition through the remaining vesting periods.
Stock-based compensation expense recognized related to RSUs and PRSUs was $66.2 million and $71.0 million during the first quarter of fiscal 2023 and 2024. At the end of the first quarter of fiscal 2024, total unrecognized employee stock-based compensation cost related to unvested RSUs and PRSUs was $822.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	First Quarter of Fiscal
	2023	2024
Cost of revenue—product	$1,863	$2,655
Cost of revenue—subscription services	5,356	5,647
Research and development	36,517	38,232
Sales and marketing	18,345	17,181
General and administrative	12,490	14,115
Total stock-based compensation expense	$74,571	$77,830
The tax benefit related to stock-based compensation expense for all periods presented was not material.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs and PRSUs, unvested restricted stock, the shares underlying the conversion option in our Notes (prior to the Notes being repaid in April 2023) to the extent dilutive, and common stock issuable pursuant to the ESPP. We used the if-converted method to calculate the impact of our Notes, prior to the Notes being repaid, on diluted EPS. All potentially dilutive common stock equivalents, including from our Notes, have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	First Quarter of Fiscal
	2023	2024
Net loss	$(11,535)	$(67,401)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	295,843	305,863
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.22)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	First Quarter of Fiscal
	2023	2024
Stock options to purchase common stock	11,555	8,874
Unvested RSUs and PRSUs	29,150	27,794
Unvested restricted stock	25	—
Shares related to convertible senior notes	21,884	17,315
Shares issuable pursuant to the ESPP	610	822
Total	63,224	54,805

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	First Quarter of Fiscal
	2023	2024
Interest income(1)	$1,956	$12,989
Interest expense(2)	(1,482)	(1,385)
Foreign currency transactions gains (losses)	(6,399)	48
Other income (expense)	(256)	97
Total other income (expense), net	$(6,181)	$11,749
____________________________________
(1) Interest income includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Interest expense includes non-cash interest expense related to amortization of debt issuance costs, contractual interest expense related to our debt and accretion of our finance lease liabilities.
Note 13. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and U.S. income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our income (loss) before income taxes and the income tax provision recorded was primarily attributable to our valuation allowance on U.S. deferred tax assets, research and development credits, U.S. taxes on foreign income, stock-based compensation expense and state taxes driven by Internal Revenue Code (IRC) Section 174.
At the end of the first quarter of fiscal 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2023.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	First Quarter of Fiscal
	2023	2024

United States	$464,535	$427,164
Rest of the world	155,870	162,143
Total revenue	$620,405	$589,307

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2023	First Quarter of Fiscal 2024

United States	$259,131	$290,261
Rest of the world	13,314	12,633
Total long-lived assets	$272,445	$302,894
Note 15. Subsequent Event
In June 2023, we granted long-term performance incentive restricted stock unit awards under our 2015 Plan and related award agreements (the LTP Awards) for an aggregate of 4,209,985 shares of our common stock to certain company executives, subject to both market and service conditions. The number of shares vested under the LTP Awards will be contingent upon our market capitalization meeting or exceeding $21 billion, measured as of the end of our fiscal years ending in 2026, 2027 or 2028, subject to such employee’s continuous service through March 20, 2028. The stock-based compensation for the LTP Awards will be recognized ratably over approximately five years. We expect to finalize the amount of stock-based compensation relating to these awards during the second quarter of fiscal 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended February 5, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the COVID-19 pandemic, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is the first Sunday after January 30.
Overview
Data is foundational to our customers’ business transformation, and we are focused on delivering innovative and disruptive data storage, products and services that enable customers to maximize the value of their data.
We are a global leader in data storage and management with a mission to redefine the storage experience by simplifying how people consume and interact with data. Our vision of an all-flash data center integrates our foundation of simplicity and reliability that are positively impacting all organizations large and small.
Our products and subscription services support a wide range of structured and unstructured data, at scale and across any data workloads in hybrid, public cloud environments, and include mission-critical production, test and development, analytics, disaster recovery, backup and recovery, and AI and machine learning. We continue to advance FlashBlade's high performance parallel architecture. FlashBlade provides enterprises with the storage infrastructure needed to manage and process the massive amounts of data created for large scale AI training environments as well as supporting AI-connected applications.

Recent Developments

•In April 2023, we launched FlashBlade//E, a scale-out all-flash storage system that addresses the secondary storage market at competitive prices to 7200 RPM hard disk systems, but with substantially less power, space, cooling and labor requirements.

•In April 2023, we announced the general availability of the FlashArray Unified Block and File Platform, the first and only storage service designed from the ground up to access native block and file services from a single, global pool of storage resources.

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
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for employee benefits and facilities-related and technology-related costs.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and current federal and state income taxes in the United States. Our foreign subsidiaries earn a profit margin based upon transfer pricing principles which require an arm’s length return. Our foreign subsidiaries' sales and marketing expenses are expected to increase over time as we grow, resulting in higher pre-tax foreign earnings and higher foreign income taxes.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	First Quarter of Fiscal		Change
	2023	2024	$	%
(dollars in thousands, unaudited)
Product revenue	$401,161	$308,963	$(92,198)	(23)%
Subscription services revenue	219,244	280,344	61,100	28%
Total revenue	$620,405	$589,307	$(31,098)	(5)%
Total revenue decreased by $31.1 million, or 5%, during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.
The decrease in product revenue during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was attributable to lower sales. Also impacting the year-over-year decline in product revenue was revenue of approximately $60 million recognized during the first quarter of fiscal 2023 relating to orders with several of our larger enterprise customers in the U.S. that we had forecasted to occur later in fiscal 2023.
The increase in subscription services revenue during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was largely driven by increases in sales of our Evergreen subscription services, in particular from Evergreen//One, as well as recognition of revenue from previously contracted Evergreen subscription services.
During the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, total revenue in the United States declined 8% from $464.5 million to $427.2 million while total rest of the world revenue grew 4% from $155.9 million to $162.1 million. For further details on revenue by geography, see Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands, unaudited):

	At the End of		Year-over-Year Growth
	First Quarter of Fiscal 2023	First Quarter of Fiscal 2024	%
Subscription annual recurring revenue	$899,800	$1,156,857	29%
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	First Quarter of Fiscal
	2023	2024
Beginning balance	$1,079,872	$1,385,650
Additions	244,580	280,268
Recognition of deferred revenue	(211,979)	(270,248)
Ending balance	$1,112,473	$1,395,670
Revenue recognized during the first quarter of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $197.1 million and $244.7 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1.8 billion at the end of the first quarter of fiscal 2024. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors. Of the $1.8 billion RPO at the end of the first quarter of fiscal 2024, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	First Quarter of Fiscal		Change
	2023	2024	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$123,621	$93,558	$(30,063)	(24)%
Stock-based compensation	1,863	2,655	792	43%
Total product cost of revenue	$125,484	$96,213	$(29,271)	(23)%
% of Product revenue	31%	31%

Subscription services cost of revenue	$63,139	$74,100	$10,961	17%
Stock-based compensation	5,356	5,647	291	5%
Total subscription services cost of revenue	$68,495	$79,747	$11,252	16%
% of Subscription services revenue	31%	28%

Total cost of revenue	$193,979	$175,960	$(18,019)	(9)%
% of Total revenue	31%	30%

Product gross margin	69%	69%
Subscription services gross margin	69%	72%
Total gross margin	69%	70%
Cost of revenue decreased by $18.0 million, or 9%, during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The decrease in product cost of revenue was primarily attributable to lower product sales and, to a lesser extent, lower component costs during the quarter. The increase in subscription services cost of revenue was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx.
The increase in subscription services gross margin during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was driven primarily by increased sales of Evergreen//One, higher renewals in Evergreen Storage subscriptions, and increasing economies of scale.

Operating Expenses
Research and Development

	First Quarter of Fiscal		Change
	2023	2024	$	%
(dollars in thousands, unaudited)
Research and development	$124,756	$147,099	$22,343	18%
Stock-based compensation	36,517	38,232	1,715	5%
Total expenses	$161,273	$185,331	$24,058	15%
% of Total revenue	26%	31%
Research and development expense increased by $24.1 million, or 15%, during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, as we continue to innovate and develop technologies both to enhance and expand our solutions portfolio. The increase was primarily driven by a $16.6 million increase in employee compensation and related costs, and a $7.4 million increase in equipment purchases, software subscriptions and facilities-related costs.
The increase in research and development expense as a percentage of total revenue during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to the decrease in total revenue and higher employee compensation costs from the hiring that occurred during the second half of fiscal 2023.
Sales and Marketing

	First Quarter of Fiscal		Change
	2023	2024	$	%
(dollars in thousands, unaudited)
Sales and marketing	$199,808	$215,265	$15,457	8%
Stock-based compensation	18,345	17,181	(1,164)	(6)%
Total expenses	$218,153	$232,446	$14,293	7%
% of Total revenue	35%	39%
Sales and marketing expense increased by $14.3 million, or 7%, during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, primarily due to a $7.5 million increase in employee compensation and related costs, and a $5.3 million increase in outside services associated with sales and marketing events.
The increase in sales and marketing expense as a percentage of total revenue during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was primarily due to a decrease in total revenue and higher costs for sales and marketing events, partially offset by lower sales commission expense.

General and Administrative

	First Quarter of Fiscal		Change
	2023	2024	$	%
(dollars in thousands, unaudited)
General and administrative	$39,077	$53,269	$14,192	36%
Stock-based compensation	12,490	14,115	1,625	13%
Total expenses	$51,567	$67,384	$15,817	31%
% of Total revenue	8%	11%
General and administrative expense increased by $15.8 million, or 31%, during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The increase was driven by a $7.7 million increase in employee compensation and related costs, and a $6.8 million increase in facilities-related costs and IT-related software subscriptions.
Other Income (Expense), Net

	First Quarter of Fiscal		Change
	2023	2024	$	%
(dollars in thousands, unaudited)
Other income (expense), net	$(6,181)	$11,749	$17,930	290%
% of Total revenue	(1)%	2%
Other income (expense), net increased by $17.9 million during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, primarily due to an $11.0 million increase in interest income due to the increasing interest rate environment, and a $6.4 million increase in net foreign exchange gains as the U.S. dollar weakened relative to certain foreign currencies.
Provision for Income Taxes

	First Quarter of Fiscal		Change
	2023	2024	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$787	$7,336	$6,549	832%
% of Total revenue	—%	1%
Provision for income taxes increased during the first quarter of fiscal 2024 compared to first quarter of fiscal 2023 was primarily due to an increase in profits generated in foreign jurisdictions and foreign withholding taxes.

Liquidity and Capital Resources
At the end of the first quarter of fiscal 2024, we had cash, cash equivalents and marketable securities of $1.2 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
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
Convertible Senior Notes
In April 2018, we issued $575.0 million of 0.125% convertible senior notes (the Notes) due April 15, 2023, in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. The Notes were senior unsecured obligations that did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes were convertible for up to 21,884,155 shares of our common stock at an initial conversion rate of approximately 38.0594 shares of common stock per $1,000 principal amount, which was equal to an initial conversion price of approximately $26.27 per share of common stock, subject to adjustment.
In April 2023, we repaid the entire principal balance with approximately $575.0 million in cash and 1,065 shares of our common stock. See further discussion about our Notes in Note 6 in Part I, Item 1 of this report.
Revolving Credit Facility
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility expires, absent default or early termination by us, on the earlier of (i) August 24, 2025 or (ii) 91 days prior to the stated maturity of the convertible senior notes unless, on such date and each subsequent day until the convertible senior notes are paid in full, the sum of our cash, cash equivalents and marketable securities and the aggregate unused commitments then available to us exceed $625.0 million. In March 2023, we amended the Credit Facility to transition LIBOR to the Secured Overnight Financing Rate (SOFR) effective April 1, 2023. The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or term SOFR (based on one, three, or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on term SOFR (or at each three-month interval, if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears that commenced on September 30, 2020.
In April 2023, we borrowed $100.0 million under the Credit Facility to fund the repayment of the Notes. The outstanding loan bore weighted-average interest at an annual interest rate of 6.38% based on a one-month term SOFR period.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the first quarter of fiscal 2024.

Letters of Credit
At the end of fiscal 2023 and the first quarter of fiscal 2024, we had outstanding letters of credit in the aggregate amount of $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
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
During the first quarter of fiscal 2024, we repurchased and retired 2,872,040 shares of common stock at an average purchase price of $24.32 per share for an aggregate repurchase price of $69.9 million. Approximately $211.2 million remained under our share repurchase authorization as of the end of the first quarter of fiscal 2024.
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Quarter of Fiscal
	2023	2024
Net cash provided by operating activities	$220,132	$173,247
Net cash provided by investing activities	$66,114	$151,201
Net cash used in financing activities	$(297,208)	$(527,601)
Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2023 and 2024 was primarily driven by cash collections from sales of our product and subscription services and improving operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. Net cash provided by operating activities decreased year-over-year primarily due to lower sales which were partially impacted by $60 million of product orders during the first quarter of fiscal 2023 that were forecasted to occur later in fiscal 2023, higher employee compensation payments and timing of vendor payments.
Investing Activities
Net cash provided by investing activities during the first quarter of fiscal 2024 was driven by net maturities of $202.6 million in marketable securities, partially offset by $51.4 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the construction of our new headquarters facility.
Net cash provided by investing activities during the first quarter of fiscal 2023 was driven by net maturities of $98.9 million in marketable securities and $32.8 million in capital expenditures.
Financing Activities
Net cash used in financing activities during the first quarter of fiscal 2024 was primarily driven by cash outflows related to the repayment of the principal amount of the Notes of approximately $575.0 million, share repurchases of $69.9 million and tax withholding on vesting of equity awards of $6.8 million. These cash outflows were partially offset by proceeds from borrowing under the Credit Facility of $100.0 million, the issuance of common stock from employee stock purchase plan (ESPP) of $21.2 million, and the exercise of stock options of $4.6 million.

Net cash used in financing activities during the first quarter of fiscal 2023 was primarily driven by full repayment of the $250.0 million outstanding under the Credit Facility, share repurchases of $66.4 million and tax withholding on vesting equity awards of $10.2 million, partially offset by proceeds from the issuance of common stock from ESPP of $19.4 million and the exercise of stock options of $11.4 million.
Contractual Obligations and Commitments
Except as set forth in Notes 6 to 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for fiscal 2023.
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
We deem an accounting policy to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our condensed consolidated financial statements. Refer to Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policy and Estimates” in our latest Form 10-K for our fiscal year ended February 5, 2023. There have been no material changes to our critical accounting policies and estimates since this Form 10-K was filed on April 3, 2023.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the first quarter of fiscal 2024 we had cash, cash equivalents and marketable securities of $1.2 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $8.3 million at the end of the first quarter of fiscal 2024.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the first quarter of fiscal 2024 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $3.6 million at the end of the first quarter of fiscal 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the first quarter of fiscal 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2024 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, many of which are beyond our control. Some of the principal risks associated with our business include the following:

•Our business, operating results, and cash flows may be adversely impacted by uncertain macroeconomic conditions, including, among other issues, high inflation, rising interest rates and a slowdown in demand.

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

Risks Related to Our Business and Industry
Our business, operating results, and cash flows may be adversely impacted by uncertain macroeconomic conditions, including, among other issues, high inflation, rising interest rates and a slowdown in demand.
Recent events and trends, including high inflation and rising interest rates, as well as supply chain constraints and labor shortages and geopolitical tensions involving China, are affecting budgets and confidence and demand among our customers, particularly in the United States where we derive the majority of our revenue. While we have little to no exposure to regional, midsize or small banks, these pressures create a great deal of uncertainty and affect customer demand and our margins, costs and operations. Macroeconomic conditions can and do further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts. If we are unable to successfully manage the effects of these pressures, our business, operating results, cash flows and financial condition may be adversely affected.
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
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. We continue to expand our large capacity data storage products to compete directly with hard disk systems, and that strategy may take longer or may not be successful due to unforeseen factors. We may be unable to continue capturing significant storage workloads for AI environments. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our storage platform could adversely affect the demand for our products.
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
The sales prices of our products and services may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints and inflation and other adverse economic conditions. Uncertain macroeconomic conditions have reduced NAND pricing which could result in lower sales prices. Competition continues in the markets in which we participate, and we expect competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the prices for our products will decrease over product life cycles. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in the volume of sales or the sales of new products with higher margins, our gross margins and operating results could be adversely affected.
We have experienced growth in prior periods, and we may not be able to sustain future growth effectively or at all.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, our total revenue has increased at nearly a 19% compounded annual growth rate during the last three fiscal years ending on February 5, 2023, and our headcount increased from over 4,300 at the end of the first quarter of fiscal 2023 to over 5,200 employees at the end of the first quarter of fiscal 2024. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development (OECD)’s Base Erosion and Profit Shifting (BEPS) recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. As a result, many of these changes, if enacted, could increase our worldwide effective tax rate and impact our operating results, financial condition and cash flows.
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
The agreement governing our Credit Facility limits our ability, among other things, to: incur additional secured indebtedness; sell, transfer, license or dispose of assets; consolidate or merge; enter into transactions with our affiliates; and incur liens. In addition, our Credit Facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments, loans and other advances, and prepaying any additional indebtedness while our indebtedness under our Credit Facility is outstanding. Our failure to comply with financial and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.
Risks Related to Our Common Stock
The trading price of our common stock has been and may continue to be volatile, and an active, liquid, and orderly market for our common stock may not be sustained.
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $36.00, through June 9, 2023. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. We have experienced global economic uncertainty, inflation, rising interest rates, civil unrest and political and fiscal challenges in the United States and abroad and may continue to experience these events in the future, which can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by high interest rates, the Russian invasion of Ukraine and the related sanctions and disruptions, the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, political uncertainty in the Middle East and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
In connection with the maturity of our 0.125% Convertible Senior Notes due 2023 (the Notes), we issued 1,065 shares of our common stock, on April 19, 2023, to one note holder upon the conversion of the outstanding principal and unpaid accrued interest due on such note holder’s Notes. This issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the holder of the Notes in the exchange agreement pursuant to which the shares of common stock were issued.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the first quarter of fiscal 2024 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
February 6 - March 5	$—	—	$31,088
March 6 - April 2	$24.09	1,373	$248,000
April 3 - May 7	$24.53	1,499	$211,226
(1) In March 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock, which was completed in the first quarter of fiscal 2024. In March 2023, our Board of Directors authorized share repurchases of up to an additional $250.0 million of our common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the first quarter of fiscal 2024 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
February 6 - March 5	$—	—	$—
March 6 - April 2	$24.05	281	$6,759
April 3 - May 7	$—	—	$—

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
We disclosed, in our current report on Form 8-K filed on May 31, 2023 (the Form 8-K), that we anticipated granting the LTP Awards to our executive officers, with vesting contingent on both achievement of stock-related milestones and continuous service over a period of nearly five years, as further described in the Form 8-K, except that the number of shares earned will be based upon our market capitalization meeting or exceeding $21 billion, rather than based upon a target range from $15 billion at the threshold and $21 billion at the maximum. We granted the LTP Awards on June 10, 2023.

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

PURE STORAGE, INC.

Date:	June 15, 2023	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 15, 2023	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)