Form 10-Q
period 2023-08-06
Pure Storage, Inc.
filed 2023-09-14
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 6, 2023
OR
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

As of September 8, 2023, the registrant had 311,956,031 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended August 6, 2023

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, high inflation, rising interest rates, and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and services and trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to continue capturing storage workloads for AI environments, our ability to realize benefits from our investments, including development efforts and acquisitions like Portworx, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, specifically customer priorities around sustainability, our sustainability goals and the benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2023	Second Quarter of Fiscal 2024

ASSETS
Current assets:
Cash and cash equivalents	$580,854	$408,900
Marketable securities	1,001,352	819,777
Accounts receivable, net of allowance of $1,057 and $1,062	612,491	525,260
Inventory	50,152	47,498
Deferred commissions, current	68,617	71,344
Prepaid expenses and other current assets	161,391	168,283
Total current assets	2,474,857	2,041,062
Property and equipment, net	272,445	325,783
Operating lease right-of-use assets	158,912	133,066
Deferred commissions, non-current	177,239	184,073
Intangible assets, net	49,222	40,906
Goodwill	361,427	361,427
Restricted cash	10,544	9,960
Other assets, non-current	38,814	37,645
Total assets	$3,543,460	$3,133,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,121	$98,008
Accrued compensation and benefits	232,636	165,394
Accrued expenses and other liabilities	123,749	128,842
Operating lease liabilities, current	33,707	41,697
Deferred revenue, current	718,149	769,871
Debt, current	574,506	—
Total current liabilities	1,749,868	1,203,812
Long-term debt	—	100,000
Operating lease liabilities, non-current	142,473	132,191
Deferred revenue, non-current	667,501	667,172
Other liabilities, non-current	42,385	44,419
Total liabilities	2,602,227	2,147,594
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 304,076 and 311,839 Class A shares issued and outstanding	30	31
Additional paid-in capital	2,493,769	2,610,482
Accumulated other comprehensive loss	(15,504)	(12,607)
Accumulated deficit	(1,537,062)	(1,611,578)
Total stockholders’ equity	941,233	986,328
Total liabilities and stockholders’ equity	$3,543,460	$3,133,922

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024

Revenue:
Product	$414,603	$399,738	$815,764	$708,701
Subscription services	232,169	288,933	451,413	569,277
Total revenue	646,772	688,671	1,267,177	1,277,978
Cost of revenue:
Product	134,292	120,605	259,776	216,818
Subscription services	68,912	81,473	137,407	161,220
Total cost of revenue	203,204	202,078	397,183	378,038
Gross profit	443,568	486,593	869,994	899,940
Operating expenses:
Research and development	165,690	182,492	326,963	367,823
Sales and marketing	206,836	232,732	424,989	465,178
General and administrative	56,679	60,831	108,246	128,215
Impairment and other	—	16,766	—	16,766
Total operating expenses	429,205	492,821	860,198	977,982
Income (loss) from operations	14,363	(6,228)	9,796	(78,042)
Other income (expense), net	585	6,686	(5,596)	18,435
Income (loss) before provision for income taxes	14,948	458	4,200	(59,607)
Provision for income taxes	4,026	7,573	4,813	14,909
Net income (loss)	$10,922	$(7,115)	$(613)	$(74,516)
Net income (loss) per share attributable to common stockholders, basic	$0.04	$(0.02)	$(0.00)	$(0.24)
Net income (loss) per share attributable to common stockholders, diluted	$0.03	$(0.02)	$(0.00)	$(0.24)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	297,475	309,510	296,659	307,687
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	312,720	309,510	296,659	307,687

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024

Net income (loss)	$10,922	$(7,115)	$(613)	$(74,516)
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	(1,222)	(1,685)	(11,709)	3,181
Less: reclassification adjustment for net gains on available-for-sale securities included in net income (loss)	(32)	(16)	(25)	(284)
Change in unrealized net gains (losses) on available-for-sale securities	(1,254)	(1,701)	(11,734)	2,897
Comprehensive income (loss)	$9,668	$(8,816)	$(12,347)	$(71,619)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Second Quarter of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2023	297,132	$30	$2,367,577	$(18,845)	$(1,621,668)	$727,094
Issuance of common stock upon exercise of stock options	624	—	3,828	—	—	3,828
Stock-based compensation expense	—	—	84,140	—	—	84,140
Vesting of restricted stock units	3,542	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(110)	—	(2,793)	—	—	(2,793)
Repurchases of common stock	(2,387)	—	(60,579)	—	—	(60,579)
Other comprehensive loss	—	—	—	(1,254)	—	(1,254)
Net income	—	—	—	—	10,922	10,922
Balance at the end of the second quarter of fiscal 2023	298,801	$30	$2,392,173	$(20,099)	$(1,610,746)	$761,358

	Second Quarter of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2024	306,453	$31	$2,521,145	$(10,906)	$(1,604,463)	$905,807
Issuance of common stock upon exercise of stock options	2,610	—	25,263	—	—	25,263
Stock-based compensation expense	—	—	91,012	—	—	91,012
Vesting of restricted stock units	3,505	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(134)	—	(5,068)	—	—	(5,068)
Repurchases of common stock	(595)	—	(21,970)	—	—	(21,970)
Issuance of common stock upon conversion of convertible senior notes	—	—	100	—	—	100
Other comprehensive loss	—	—	—	(1,701)	—	(1,701)
Net loss	—	—	—	—	(7,115)	(7,115)
Balance at the end of the second quarter of fiscal 2024	311,839	$31	$2,610,482	$(12,607)	$(1,611,578)	$986,328

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Two Quarters of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	$(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	1,857	—	15,261	—	—	15,261
Stock-based compensation expense	—	—	159,825	—	—	159,825
Vesting of restricted stock units	7,150	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(405)	—	(12,987)	—	—	(12,987)
Common stock issued under employee stock purchase plan	2,087	—	19,396	—	—	19,396
Repurchases of common stock	(4,521)	—	(126,999)	—	—	(126,999)
Other comprehensive loss	—	—	—	(11,734)	—	(11,734)
Net loss	—	—	—	—	(613)	(613)
Balance at the end of the second quarter of fiscal 2023	298,801	$30	$2,392,173	$(20,099)	$(1,610,746)	$761,358

	First Two Quarters of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	3,400	—	29,882	—	—	29,882
Stock-based compensation expense	—	—	169,677	—	—	169,677
Vesting of restricted stock units	7,175	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(415)	—	(11,827)	—	—	(11,827)
Common stock issued under employee stock purchase plan	1,069	—	21,219	—	—	21,219
Repurchases of common stock	(3,467)	—	(91,881)	—	—	(91,881)
Issuance of common stock upon conversion of convertible senior notes	1	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	2,897	—	2,897
Net loss	—	—	—	—	(74,516)	(74,516)
Balance at the end of the second quarter of fiscal 2024	311,839	$31	$2,610,482	$(12,607)	$(1,611,578)	$986,328

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Two Quarters of Fiscal
	2023	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(613)	$(74,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,549	59,913
Stock-based compensation expense	158,135	167,277
Lease impairment and abandonment charges	—	16,766
Other	3,031	(3,029)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	140,007	87,231
Inventory	(12,492)	4,460
Deferred commissions	10,626	(9,560)
Prepaid expenses and other assets	(15,563)	(358)
Operating lease right-of-use assets	16,820	19,635
Accounts payable	(6,529)	26,311
Accrued compensation and other liabilities	(37,824)	(57,524)
Operating lease liabilities	(21,442)	(13,133)
Deferred revenue	98,807	51,392
Net cash provided by operating activities	379,512	274,865
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(57,994)	(106,529)
Acquisition, net of cash acquired	(1,989)	—
Purchases of marketable securities	(17,251)	(246,617)
Sales of marketable securities	—	48,748
Maturities of marketable securities	240,993	386,703
Net cash provided by investing activities	163,759	82,305
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	15,264	29,848
Proceeds from issuance of common stock under employee stock purchase plan	19,396	21,219
Principal payments on borrowings and finance lease obligations	(251,577)	(577,067)
Proceeds from borrowings	—	100,000
Tax withholding on vesting of equity awards	(12,987)	(11,827)
Repurchases of common stock	(126,999)	(91,881)
Net cash used in financing activities	(356,903)	(529,708)
Net increase (decrease) in cash, cash equivalents and restricted cash	186,368	(172,538)
Cash, cash equivalents and restricted cash, beginning of period	476,743	591,398
Cash, cash equivalents and restricted cash, end of period	$663,111	$418,860

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$652,567	$408,900
Restricted cash	10,544	9,960
Cash, cash equivalents and restricted cash, end of period	$663,111	$418,860
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$742	$2,139
Cash paid for income taxes	$4,817	$13,988
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$11,187	$18,406

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Overview
Pure Storage, Inc. (the Company, we, us, or other similar pronouns) was originally incorporated in the state of Delaware in October 2009 under the name OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. We are headquartered in Santa Clara, California and have wholly owned subsidiaries throughout the world.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2023 was February 5, 2023 and for fiscal 2024 will be February 4, 2024. The second quarter of fiscal 2023 and 2024 ended on August 7, 2022 and August 6, 2023. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2024 or any future period.
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
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2023 and the second quarter of fiscal 2024, we had restricted cash of $10.5 million and $10.0 million.

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
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2023 and the second quarter of fiscal 2024 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,733	$39,189	$—	$10,544
Level 2
U.S. government treasury notes	425,977	170	(4,229)	421,918	32,008	389,910	—
U.S. government agencies	23,795	—	(289)	23,506	—	23,506	—
Corporate debt securities	527,164	901	(9,300)	518,765	—	518,765	—
Foreign government bonds	4,797	—	(44)	4,753	—	4,753	—
Asset-backed securities	61,371	281	(1,016)	60,636	—	60,636	—
Municipal bonds	3,950	—	(168)	3,782	—	3,782	—
Total	$1,047,054	$1,352	$(15,046)	$1,083,093	$71,197	$1,001,352	$10,544

	At the End of the Second Quarter of Fiscal 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$19,656	$9,696	$—	$9,960
Level 2
U.S. government treasury notes	335,879	29	(3,949)	331,959	—	331,959	—
U.S. government agencies	7,394	—	(13)	7,381	—	7,381	—
Corporate debt securities	425,392	146	(6,077)	419,461	—	419,461	—
Foreign government bonds	590	—	(31)	559	—	559	—
Asset-backed securities	57,370	13	(809)	56,574	—	56,574	—
Municipal bonds	3,950	—	(107)	3,843	—	3,843	—
Total	$830,575	$188	$(10,986)	$839,433	$9,696	$819,777	$9,960

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Second Quarter of Fiscal 2024
	Amortized Cost	Fair Value
Due within one year	$367,487	$363,005
Due in one to five years	463,088	456,772
Total	$830,575	$819,777
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our marketable securities is largely due to the rising interest rate environment driven by current market conditions that has resulted in higher credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the second quarter and the first two quarters of fiscal 2023 and 2024.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2023 and the second quarter of fiscal 2024, aggregated by investment category (in thousands):

	At the End of Fiscal 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$250,046	$(130)	$127,976	$(4,099)	$378,022	$(4,229)
U.S. government agencies	5,194	(5)	18,312	(284)	23,506	(289)
Corporate debt securities	99,446	(330)	277,717	(8,970)	377,163	(9,300)
Foreign government bonds	3,200	(5)	551	(39)	3,751	(44)
Asset-backed securities	3,060	(25)	22,221	(991)	25,281	(1,016)
Municipal bonds	—	—	3,782	(168)	3,782	(168)
Total	$360,946	$(495)	$450,559	$(14,551)	$811,505	$(15,046)

	At the End of the Second Quarter of Fiscal 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$222,964	$(1,659)	$81,980	$(2,290)	$304,944	$(3,949)
U.S. government agencies	4,388	(6)	2,993	(7)	7,381	(13)
Corporate debt securities	186,849	(908)	183,833	(5,169)	370,682	(6,077)
Foreign government bonds	—	—	559	(31)	559	(31)
Asset-backed securities	37,161	(139)	17,334	(670)	54,495	(809)
Municipal bonds	—	—	3,843	(107)	3,843	(107)
Total	$451,362	$(2,712)	$290,542	$(8,274)	$741,904	$(10,986)
 Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2023	Second Quarter of Fiscal 2024
Raw materials	$24,896	$21,050
Finished goods	25,256	26,448
Inventory	$50,152	$47,498
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2023	Second Quarter of Fiscal 2024
Test equipment	$315,290	$347,310
Computer equipment and software	262,574	288,831
Furniture and fixtures	9,693	9,882
Leasehold improvements	71,235	92,782
Capitalized software development costs	15,806	25,663
Total property and equipment	674,598	764,468
Less: accumulated depreciation and amortization	(402,153)	(438,685)
Property and equipment, net	$272,445	$325,783
Depreciation and amortization expense related to property and equipment was $19.5 million and $27.2 million for the second quarter of fiscal 2023 and 2024, and $38.8 million and $53.8 million for the first two quarters of fiscal 2023 and 2024.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2023			Second Quarter of Fiscal 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(14,826)	$4,299	$19,125	$(15,467)	$3,658
Developed technology	83,211	(43,366)	39,845	83,211	(49,978)	33,233
Customer relationships	6,459	(2,166)	4,293	6,459	(2,626)	3,833
Trade name	3,623	(2,838)	785	3,623	(3,441)	182
Intangible assets, net	$112,418	$(63,196)	$49,222	$112,418	$(71,512)	$40,906

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
 Intangible assets amortization expense was $4.1 million for the second quarter of fiscal 2023 and 2024, and $8.2 million and $8.3 million for the first two quarters of fiscal 2023 and 2024. At the end of the second quarter of fiscal 2024, the weighted-average remaining amortization period was 1.3 years for technology patents, 2.5 years for developed technology, 4.2 years for customer relationships, and 0.2 years for trade name. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the second quarter of fiscal 2024, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2024	$7,894
2025	15,425
2026	12,830
2027	3,107
2028	1,054
Thereafter	596
Total	$40,906
Goodwill
As of the end of fiscal 2023 and the second quarter of fiscal 2024, goodwill was $361.4 million. There were no impairments to goodwill for any period during fiscal 2023 and 2024.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2023	Second Quarter of Fiscal 2024
Taxes payable	$16,615	$10,091
Accrued marketing	14,228	14,650
Accrued cloud and outside services	7,644	6,037
Supply chain-related accruals (1)	23,545	30,148
Accrued service logistics and professional services	7,927	7,454
Acquisition earn-out and deferred consideration	3,556	5,299
Finance lease liabilities, current	5,432	7,223
Customer deposits from contracts with customers	17,824	17,869
Other accrued liabilities	26,978	30,071
Total accrued expenses and other liabilities	$123,749	$128,842
_________________________________
(1) Primarily consists of warranty reserves and accruals related to our inventory and inventory purchase commitments with our contract manufacturers.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024
Beginning balance	$230,998	$248,188	$246,307	$245,856
Additions	36,638	45,028	63,122	80,129
Recognition of deferred commissions	(31,955)	(37,799)	(73,748)	(70,568)
Ending balance	$235,681	$255,417	$235,681	$255,417
Of the $255.4 million total deferred commissions balance at the end of the second quarter of fiscal 2024, we expect to recognize approximately 28% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the second quarter and first two quarters of fiscal 2023 and 2024.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024
Beginning balance	$1,112,473	$1,395,670	$1,079,872	$1,385,650
Additions	296,676	326,173	541,256	606,441
Recognition of deferred revenue	(230,458)	(284,800)	(442,437)	(555,048)
Ending balance	$1,178,691	$1,437,043	$1,178,691	$1,437,043
Revenue recognized during the second quarter of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $201.4 million and $255.9 million. Revenue recognized during the first two quarters of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $341.7 million and $430.3 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $1.9 billion at the end of the second quarter of fiscal 2024. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders are excluded from RPO. Of the $1.9 billion RPO at the end of the second quarter of fiscal 2024, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.

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
In April 2023, we borrowed $100.0 million under the Credit Facility which remained outstanding at the end of the second quarter of fiscal 2024. The outstanding loan bore weighted-average interest at an annual rate of 6.53% and 6.49% based on a one-month term SOFR period resulting in interest expense of $1.7 million and $2.1 million during the second quarter and first two quarters of fiscal 2024.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the second quarter of fiscal 2024.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Convertible Senior Notes
In April 2018, we issued $575.0 million of 0.125% convertible senior notes (the Notes) due April 15, 2023, in a private placement to qualified institutional buyers. The Notes were senior unsecured obligations and interest was payable semi-annually in arrears on April 15 and October 15 of each year. In April 2023, we repaid the entire principal balance with approximately $575.0 million in cash and 1,065 shares of our common stock.
The Notes consisted of the following (in thousands):

	At the End of
	Fiscal 2023	Second Quarter of Fiscal 2024
Principal	$575,000	$—
Less: debt issuance costs, net of amortization	(494)	—
Net carrying amount of the Notes	$574,506	$—
Prior to repayment, the effective interest rate on the Notes was 0.6%. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024
Amortization of debt issuance costs	$649	$—	$1,297	$494
Contractual interest expense	179	—	358	136
Total interest expense	$828	$—	$1,655	$630
In connection with the issuance of the Notes, we entered into capped call transactions with certain of the underwriters and their affiliates (the Capped Calls), which gave us the option to purchase up to a total of 21.9 million shares of our common stock to offset the economic dilution in excess of the principal amount upon conversion of the Notes at maturity up to a cap of $39.66 per share. The Capped Calls were not exercised and expired in April 2023.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2023 and the second quarter of fiscal 2024, we had outstanding letters of credit in the aggregate amount of $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the second quarter of fiscal 2024.

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
In June 2022, we entered into an eight-year sublease through July 2030 for a new headquarters facility in Santa Clara, California with total lease payments of $100.2 million that include rent escalation and abatement clauses. The sublease of space with total lease payments of $89.4 million commenced in August 2022. Additional space with lease payments of $10.8 million will commence in May 2024 and end in July 2030, and are excluded from our future lease payments disclosure below.
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters and recorded an impairment charge to operating lease right-of-use assets of $15.9 million and an abandonment charge of $0.9 million related to these leases, which are presented in Impairment and Other in the condensed consolidated statement of operations. The impairment charge represents the amount that the carrying value of the assets exceeded their estimated fair values, which were determined by utilizing an undiscounted cash flow approach that incorporated a sublease assumption.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three years and contain a bargain purchase option at the end of the respective lease term. It is reasonably certain that the bargain purchase option will be exercised.
The components of lease costs during the periods presented were as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024
Fixed operating lease cost	$10,753	$12,652	$21,071	$26,653

Variable lease cost (1)	1,932	3,590	3,822	5,674
Short-term lease cost (12 months or less)	764	1,075	1,616	2,133

Finance lease cost:
Amortization of finance lease right-of-use assets	535	1,100	1,003	2,200
Interest on finance lease liabilities	59	128	99	257
Total finance lease cost	$594	$1,228	$1,102	$2,457

Total lease cost	$14,043	$18,545	$27,611	$36,917
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2023	Second Quarter of Fiscal 2024
Operating leases:
Weighted-average remaining lease term (in years)	5.2	5.2
Weighted-average discount rate	6.1%	6.9%

Finance leases:
Finance lease right-of-use assets, gross (1)	$17,596	$17,596
Accumulated amortization (1)	(3,412)	(5,612)
Finance lease right-of-use assets, net (1)	$14,184	$11,984
Finance lease liabilities, current (2)	5,432	7,223
Finance lease liabilities, non-current (3)	4,765	2,869
Total finance lease liabilities	$10,197	$10,092
Weighted-average remaining lease term (in years)	3.3	2.8
Weighted-average discount rate	5.1%	5.1%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows (in thousands):

	First Two Quarters of Fiscal
	2023	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$27,150	$18,643
Financing cash outflows for finance leases	$1,124	$1,540
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$77,449	$10,840
Finance leases	$7,737	$—
Future lease payments under our non-cancelable leases at the end of the second quarter of fiscal 2024 were as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
The remainder of 2024	$26,350	$5,459
2025	50,579	4,728
2026	38,891	183
2027	21,654	—
2028	24,020	—
Thereafter	47,688	—
Total future lease payments	209,182	10,370
Less: imputed interest	(35,294)	(278)
Present value of total lease liabilities	$173,888	$10,092

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the second quarter of fiscal 2024, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the second quarter of fiscal 2024, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the second quarter of fiscal 2024, 311.8 million shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In March 2023, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock. During the second quarter of fiscal 2024, we repurchased and retired approximately 0.6 million shares of common stock at an average purchase price of $36.89 per share for an aggregate repurchase price of $22.0 million. During the first two quarters of fiscal 2024, we repurchased and retired approximately 3.5 million shares of common stock at an average purchase price of $26.48 per share for an aggregate repurchase price of $91.8 million. At the end of the second quarter of fiscal 2024, $189.3 million remained available for future share repurchases under our current repurchase authorization.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. An ESPP reset occurred during the first quarter of fiscal 2024 that resulted in a modification charge of $16.7 million, which is being recognized over the new offering period ending March 15, 2025.
Stock-based compensation expense related to our 2015 ESPP was $4.9 million and $6.5 million during the second quarter of fiscal 2023 and 2024, and $11.8 million and $12.6 million during the first two quarters of fiscal 2023 and 2024. At the end of the second quarter of fiscal 2024, total unrecognized stock-based compensation cost related to our 2015 ESPP was $42.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2023	9,268,498	$10.90	2.7	$176,674
Options exercised	(3,400,405)	8.79
Options forfeited	(1,778)	1.90
Balance at the end of the second quarter of fiscal 2024	5,866,315	$12.12	2.4	$149,619
Vested and exercisable at the end of the second quarter of fiscal 2024	5,779,285	$12.20	2.3	$146,519

The aggregate intrinsic value of options vested and exercisable at the end of the second quarter of fiscal 2024 is calculated based on the difference between the exercise price and the closing price of $37.55 of our common stock on the last day of the second quarter of fiscal 2024.
Stock-based compensation expense recognized related to stock options was $1.3 million and $0.5 million during the second quarter of fiscal 2023 and 2024, and $2.8 million and $1.2 million during the first two quarters of fiscal 2023 and 2024.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
At the end of the second quarter of fiscal 2024, total unrecognized employee stock-based compensation cost related to outstanding options was $1.2 million, which is expected to be recognized over a weighted-average period of 0.7 years.
RSUs and Performance RSUs (PRSUs)
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2023	26,760,520	$24.78	$800,407
Granted	15,402,633	25.00
Vested	(7,175,365)	22.90
Forfeited	(2,217,883)	24.57
Unvested balance at the end of the second quarter of fiscal 2024	32,769,905	$25.30	$1,230,529
RSUs granted during the first two quarters of fiscal 2024 include PRSUs for approximately 1.6 million shares of common stock, at a target percentage of 100%, with both performance and service vesting conditions. The actual PRSUs earned will range from 0% to 150% of the target number granted, contingent upon the degree to which the fiscal 2024 performance condition is met. Any portion of shares that are not earned will be canceled. In addition, during the first quarter of fiscal 2024, we issued approximately 0.6 million PRSUs based on the actual attainment of the fiscal 2023 performance condition for previously issued PRSUs, with these PRSUs issued subject to service condition through the remaining vesting periods.
Stock-based compensation expense related to RSUs and PRSUs was $77.3 million and $80.0 million during the second quarter of fiscal 2023 and 2024, and $143.5 million and $151.0 million during the first two quarters of fiscal 2023 and 2024. At the end of the second quarter of fiscal 2024, total unrecognized employee stock-based compensation cost related to unvested RSUs and PRSUs was $738.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Long-Term Performance Incentive RSUs
In June 2023, we granted market-based long-term performance incentive restricted stock units (LTP Awards) to certain executives with an aggregate target number of shares of common stock of approximately 4.2 million.
•The total number of shares earned are subject to continuous service through March 20, 2028 and upon vesting, the number of shares vested will be subject to a one-year post-vest holding period.
•The number of shares earned are contingent upon our market capitalization meeting or exceeding $21 billion that will be measured over an approximate three to five year period, at the end of our fiscal years ending in 2026, 2027 and 2028.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The grant date fair value per share was $17.56, determined using a Monte Carlo simulation model that considers the following assumptions: (i) expected volatility of 51.8%, (ii) risk-free interest rate of 3.86%, (iii) total performance period of nearly five years, and (iv) a post-vest holding period discount of 14.9%. Total stock-based compensation expense of $73.9 million for these awards is recognized over the requisite service period of nearly five years using the accelerated attribution method and is not reversed if the market condition is not met provided. As of the end of the second quarter of fiscal 2024, approximately 4.2 million shares of unvested LTP Awards was outstanding. Stock-based compensation expense related to these awards was $2.4 million during the second quarter of fiscal 2024. At the end of the second quarter of fiscal 2024, total unrecognized stock-based compensation cost related to unvested LTP Awards was $71.5 million, which is expected to be recognized over a weighted-average period of 4.6 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024
Cost of revenue—product	$2,607	$2,958	$4,470	$5,613
Cost of revenue—subscription services	5,808	6,851	11,164	12,498
Research and development	41,575	44,085	78,092	82,317
Sales and marketing	17,954	19,493	36,299	36,674
General and administrative	15,620	16,060	28,110	30,175
Total stock-based compensation expense	$83,564	$89,447	$158,135	$167,277
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 11. Net Income (Loss) per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, PRSUs and LTP Awards, unvested restricted stock, the shares underlying the conversion option in our Notes (prior to the Notes being repaid in April 2023) to the extent dilutive, and common stock issuable pursuant to the ESPP. We used the if-converted method to calculate the impact of our Notes, prior to the Notes being repaid, on diluted EPS. All potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024
Numerator:
Net income (loss)	$10,922	$(7,115)	$(613)	$(74,516)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	297,475	309,510	296,659	307,687
Add: Dilutive effect of common stock equivalents	15,245	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	312,720	309,510	296,659	307,687

Net income (loss) per share attributable to common stockholders, basic	$0.04	$(0.02)	$(0.00)	$(0.24)
Net income (loss) per share attributable to common stockholders, diluted	$0.03	$(0.02)	$(0.00)	$(0.24)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024
Stock options to purchase common stock	10,716	6,982	11,136	7,928
Unvested RSUs and PRSUs	32,570	34,350	30,860	31,072
Unvested LTP Awards	—	2,683	—	1,342
Unvested restricted stock	—	—	12	—
Shares related to convertible senior notes	21,884	—	21,884	8,657
Shares issuable pursuant to the ESPP	1,002	1,190	1,002	1,190
Total	66,172	45,205	64,894	50,189

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024
Interest income(1)	$2,355	$10,496	$4,311	$23,485
Interest expense(2)	(1,001)	(1,962)	(2,483)	(3,347)
Foreign currency transactions losses	(2,627)	(1,734)	(9,026)	(1,686)
Other income (expense)	1,858	(114)	1,602	(17)
Total other income (expense), net	$585	$6,686	$(5,596)	$18,435
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
At the end of the second quarter of fiscal 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2023.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2023	2024	2023	2024

United States	$462,135	$494,650	$926,670	$921,814
Rest of the world	184,637	194,021	340,507	356,164
Total revenue	$646,772	$688,671	$1,267,177	$1,277,978

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2023	Second Quarter of Fiscal 2024

United States	$259,131	$314,016
Rest of the world	13,314	11,767
Total long-lived assets	$272,445	$325,783

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
Our products and subscription services support a wide range of structured and unstructured data, at scale and across any data workloads in hybrid, public cloud environments, and include mission-critical production, test and development, analytics, disaster recovery, backup and recovery, and artificial intelligence (AI) and machine learning. We continue to advance FlashBlade's high performance parallel architecture. FlashBlade provides enterprises with the storage infrastructure needed to manage and process the massive amounts of data created for large scale AI training environments as well as supporting AI-connected applications.
Recent Developments

•In June 2023, we expanded the Pure//E family of products with FlashBlade//E, a scale-out all-flash storage system that addresses the secondary storage market at competitive prices to 7200 RPM hard disk systems, but with substantially less power, space, cooling and labor requirements.

•In June 2023, we introduced the next generation FlashArray//X and FlashArray//C models, delivering significantly higher performance, efficiency, and security advancements to customers.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Product revenue	$414,603	$399,738	$(14,865)	(4)%	$815,764	$708,701	$(107,063)	(13)%
Subscription services revenue	232,169	288,933	56,764	24%	451,413	569,277	117,864	26%
Total revenue	$646,772	$688,671	$41,899	6%	$1,267,177	$1,277,978	$10,801	1%
Total revenue increased by $41.9 million, or 6%, during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, and increased by $10.8 million, or 1%, during the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023.
The decrease in product revenue during these periods was attributable to lower sales due to macro-economic conditions, and increasing sales of our storage-as-a-service offering, Evergreen//One subscription service. Revenue for Evergreen//One is recognized over time and included in subscription services revenue. We had our first full quarter of shipments and revenue for FlashBlade//E during the second quarter of fiscal 2024. Also impacting the year-over-year decline in product revenue was revenue of approximately $60 million recognized during the first quarter of fiscal 2023 relating to orders with several of our larger enterprise customers in the U.S. that we had forecasted to occur later in fiscal 2023.

The increase in subscription services revenue during these periods was largely driven by increases in sales of our Evergreen subscription services, in particular from Evergreen//One, as well as recognition of revenue from previously contracted Evergreen subscription services.
During the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, total revenue in the United States grew 7% from $462.1 million to $494.7 million while total rest of the world revenue grew 5% from $184.6 million to $194.0 million. During the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023, total revenue in the United States declined 1% from $926.7 million to $921.8 million while total rest of the world revenue grew 5% from $340.5 million to $356.2 million. For further details on revenue by geography, see Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands, unaudited):

	At the End of		Year-over-Year Growth
	Second Quarter of Fiscal 2023	Second Quarter of Fiscal 2024	%
Subscription annual recurring revenue	$955,286	$1,216,106	27%
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	Second Quarter of Fiscal		Two Quarters of Fiscal
	2023	2024	2023	2024
Beginning balance	$1,112,473	$1,395,670	$1,079,872	$1,385,650
Additions	296,676	326,173	541,256	606,441
Recognition of deferred revenue	(230,458)	(284,800)	(442,437)	(555,048)
Ending balance	$1,178,691	$1,437,043	$1,178,691	$1,437,043
Revenue recognized during the second quarter of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $201.4 million and $255.9 million. Revenue recognized during the first two quarters of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $341.7 million and $430.3 million.

Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $1.9 billion at the end of the second quarter of fiscal 2024. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors. Of the $1.9 billion RPO at the end of the second quarter of fiscal 2024, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Cost of Revenue and Gross Margin

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$131,685	$117,647	$(14,038)	(11)%	$255,306	$211,205	$(44,101)	(17)%
Stock-based compensation	2,607	2,958	351	13%	4,470	5,613	1,143	26%
Total product cost of revenue	$134,292	$120,605	$(13,687)	(10)%	$259,776	$216,818	$(42,958)	(17)%
% of Product revenue	32%	30%			32%	31%

Subscription services cost of revenue	$63,104	$74,622	$11,518	18%	$126,243	$148,722	$22,479	18%
Stock-based compensation	5,808	6,851	1,043	18%	11,164	12,498	1,334	12%
Total subscription services cost of revenue	$68,912	$81,473	$12,561	18%	$137,407	$161,220	$23,813	17%
% of Subscription services revenue	30%	28%			30%	28%

Total cost of revenue	$203,204	$202,078	$(1,126)	(1)%	$397,183	$378,038	$(19,145)	(5)%
% of Total revenue	31%	29%			31%	30%

Product gross margin	68%	70%			68%	69%
Subscription services gross margin	70%	72%			70%	72%
Total gross margin	69%	71%			69%	70%
Cost of revenue decreased by $1.1 million, or 1%, during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, and decreased by $19.1 million, or 5%, during the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023. The decrease in product cost of revenue during these periods was primarily attributable to lower product sales and lower component costs, partially offset by higher excess and obsolete inventory charges. The increase in subscription services cost of revenue was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx.
The increase in product gross margin during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 was primarily the result of leveraging our Purity software architecture, working natively with raw flash, enabling several advantages that includes being able to directly source our raw flash, including QLC flash. QLC flash represents the majority of the capacity we now ship.
The increase in subscription services gross margin during these periods was driven primarily by increased sales of Evergreen//One, higher renewals in Evergreen Storage subscriptions, and increasing economies of scale.

Operating Expenses
Research and Development

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Research and development	$124,115	$138,407	$14,292	12%	$248,871	$285,506	$36,635	15%
Stock-based compensation	41,575	44,085	2,510	6%	78,092	82,317	4,225	5%
Total expenses	$165,690	$182,492	$16,802	10%	$326,963	$367,823	$40,860	12%
% of Total revenue	26%	27%			26%	29%
Research and development expense increased by $16.8 million, or 10%, during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, as we continue to innovate and develop technologies both to enhance and expand our solutions portfolio. The increase was primarily driven by a $9.4 million increase in equipment purchases and facilities-related costs, and a $7.1 million increase in employee compensation and related costs.
Research and development expense increased by $40.9 million, or 12%, during the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023. The increase was primarily driven by a $23.7 million increase in employee compensation and related costs, and a $16.7 million increase in equipment purchases and facilities-related costs.
The increase in research and development expense as a percentage of total revenue during the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023 was primarily due to the higher employee compensation costs from the hiring that occurred during the second half of fiscal 2023.
Sales and Marketing

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Sales and marketing	$188,882	$213,239	$24,357	13%	$388,690	$428,504	$39,814	10%
Stock-based compensation	17,954	19,493	1,539	9%	36,299	36,674	375	1%
Total expenses	$206,836	$232,732	$25,896	13%	$424,989	$465,178	$40,189	9%
% of Total revenue	32%	34%			34%	36%
Sales and marketing expense increased by $25.9 million, or 13%, during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, primarily due to an increase in employee compensation and related costs.
Sales and marketing expense increased by $40.2 million, or 9%, during the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023, primarily due to a $30.0 million increase in employee compensation and related costs, and a $6.5 million increase in outside services associated with our sales and marketing events.
The increase in sales and marketing expense as a percentage of total revenue during these periods was primarily due slower revenue growth, and outside services costs associated with our sales and marketing events, partially offset by lower sales commission expense.

General and Administrative

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
General and administrative	$41,059	$44,771	$3,712	9%	$80,136	$98,040	$17,904	22%
Stock-based compensation	15,620	16,060	440	3%	28,110	30,175	2,065	7%
Total expenses	$56,679	$60,831	$4,152	7%	$108,246	$128,215	$19,969	18%
% of Total revenue	9%	9%			9%	10%
General and administrative expense increased by $4.2 million, or 7%, during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, primarily driven by an increase in employee compensation and related costs.
General and administrative expense increased by $20.0 million, or 18%, during the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023, primarily driven by a $12.2 million increase in employee compensation and related costs, and a $5.1 million increase in facilities-related costs and IT-related software subscriptions.
Impairment and Other

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2023	2024	$	2023	2024	$
(dollars in thousands, unaudited)
Impairment and other	$—	$16,766	$16,766	$—	$16,766	$16,766
% of Total revenue	—%	2%		—%	1%
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters and recorded an impairment charge of $15.9 million to operating lease right-of-use assets and an abandonment charge of $0.9 million related to these leases.
Other Income (Expense), Net

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2023	2024	$	2023	2024	$
(dollars in thousands, unaudited)
Other income (expense), net	$585	$6,686	$6,101	$(5,596)	$18,435	$24,031
% of Total revenue	—%	1%		—%	1%
Other income (expense), net increased by $6.1 million during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, and increased by $24.0 million during the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023 primarily due to an increase in interest income due to the increasing interest rate environment and, to a lesser extent, a decrease in net foreign exchange losses as the U.S. dollar weakened relative to certain foreign currencies.

Provision for Income Taxes

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$4,026	$7,573	$3,547	88%	$4,813	$14,909	$10,096	210%
% of Total revenue	1%	1%			—%	1%
Provision for income taxes increased during the second quarter and first two quarters of fiscal 2024 compared to the corresponding fiscal 2023 periods primarily due to an increase in U.S. income taxes driven by IRC Section 174 capitalization, as well as an increase in profits generated in foreign jurisdictions.
Liquidity and Capital Resources
At the end of the second quarter of fiscal 2024, we had cash, cash equivalents and marketable securities of $1.2 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
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
In April 2023, we borrowed $100.0 million under the Credit Facility to fund the repayment of the Notes. The outstanding loan bore weighted-average interest at an annual interest rate of 6.53% and 6.49% based on a one-month term SOFR period resulting in interest expense of $1.7 million and $2.1 million during the second quarter and first two quarters of fiscal 2024.

Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the second quarter of fiscal 2024.
Convertible Senior Notes
In April 2018, we issued $575.0 million of 0.125% convertible senior unsecured notes (the Notes) due April 15, 2023, in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. In April 2023, we repaid the entire principal balance with approximately $575.0 million in cash and 1,065 shares of our common stock. See further discussion about our Notes in Note 6 in Part I, Item 1 of this report.
Letters of Credit
At the end of fiscal 2023 and the second quarter of fiscal 2024, we had outstanding letters of credit in the aggregate amount of $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
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
During the second quarter of fiscal 2024, we repurchased and retired approximately 0.6 million shares of common stock at an average purchase price of $36.89 per share for an aggregate repurchase price of $22.0 million. During the first two quarters of fiscal 2024, we repurchased and retired approximately 3.5 million shares of common stock at an average purchase price of $26.48 per share for an aggregate repurchase price of $91.8 million. Approximately $189.3 million remained under our share repurchase authorization as of the end of the second quarter of fiscal 2024.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Two Quarters of Fiscal
	2023	2024
Net cash provided by operating activities	$379,512	$274,865
Net cash provided by investing activities	$163,759	$82,305
Net cash used in financing activities	$(356,903)	$(529,708)
Operating Activities
Net cash provided by operating activities during the first two quarters of fiscal 2023 and 2024 was primarily driven by cash collections from sales of our product and subscription services and improving operating leverage, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. The year-over-year decrease in net cash provided by operating activities was impacted by higher employee compensation payments, lower outstanding accounts receivable, and timing of vendor payments.
Investing Activities
Net cash provided by investing activities during the first two quarters of fiscal 2024 was driven by net maturities of $188.8 million in marketable securities, partially offset by $106.5 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the construction of our new headquarters facility.
Net cash provided by investing activities during the first two quarters of fiscal 2023 was driven by net maturities of $223.7 million in marketable securities, partially offset by $58.0 million in capital expenditures.
Financing Activities
Net cash used in financing activities during the first two quarters of fiscal 2024 was primarily driven by cash outflows related to the repayment of the principal amount of the Notes of approximately $575.0 million, share repurchases of $91.9 million and tax withholding on vested equity awards of $11.8 million. These cash outflows were partially offset by proceeds from borrowing under the Credit Facility of $100.0 million, the exercise of stock options of $29.8 million, and the issuance of common stock from employee stock purchase plan (ESPP) of $21.2 million.
Net cash used in financing activities during the first two quarters of fiscal 2023 was primarily driven by full repayment of the $250.0 million outstanding under the Credit Facility, share repurchases of $127.0 million and tax withholding on vested equity awards of $13.0 million, partially offset by proceeds from the issuance of common stock from ESPP of $19.4 million and the exercise of stock options of $15.3 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the second quarter of fiscal 2024 we had cash, cash equivalents and marketable securities of $1.2 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $8.1 million at the end of the second quarter of fiscal 2024.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the second quarter of fiscal 2024 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $5.6 million at the end of the second quarter of fiscal 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the second quarter of fiscal 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2024 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Recent events and trends, including high inflation and rising interest rates, as well as supply chain constraints, labor shortages and geopolitical tensions involving China, are affecting the budgets, confidence and demand of our customers, particularly in the United States where we derive the majority of our revenue. These pressures create a great deal of uncertainty and affect customer demand and our margins, costs and operations. Macroeconomic conditions can and do further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts. If we are unable to successfully manage the effects of these pressures, our business, operating results, cash flows and financial condition may be adversely affected.
Our sales cycles can be long, unpredictable and expensive, particularly during a global economic slowdown, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits of our products and often involves an evaluation process that can result in a lengthy sales cycle, particularly for larger customers and especially in an economic slowdown. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Macroeconomic concerns and the pandemic have impacted our sales efforts, such as by shifting customer priorities and reducing in-person meetings and events. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative and other delays. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. As a result, our quarterly revenue and operating results may fluctuate from quarter to quarter. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally.
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
Despite ongoing data growth, the external storage market in which we compete has not experienced substantial growth in the past few years due to a combination of technology transitions, increased storage efficiency, competitive pricing dynamics and changing economic and business environments. Some customers are shifting spending toward the public cloud and software as a service, as well as other storage deployment models. If we fail to accurately predict trends, successfully update our product offerings or adapt our sales programs to meet changing customer demands and priorities, our business, operating results and financial condition could be harmed. The impact of these trends on future growth of the overall external storage market is uncertain. Reductions in the overall external storage market or the specific markets in which we compete would harm our business and operating results.

The evolving market for data storage products makes it difficult to forecast demand for our products.
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. We continue to expand our large capacity data storage products to compete directly with hard disk systems, and that strategy may take longer than we anticipate or may not be successful due to unforeseen factors. We may be unable to continue capturing significant storage workloads for AI environments. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our storage platform could adversely affect the demand for our products.
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
We face intense competition from a number of established companies that sell competitive storage products, including Dell EMC, HP Enterprise, Hitachi Vantara, IBM, and NetApp. Our competitors may have:
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
Many of our competitors have developed or acquired competing storage technologies with features or data reduction technologies that directly compete with our products or have introduced business programs designed, among other things, to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve their products, reduce their prices and introduce new features, services and technologies that may, or may claim to, offer greater value compared to our products. In addition, these developments may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against our current or future competitors.

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
Our reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:
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

Further, we source some of our product components from suppliers outside the United States, including from China, which may subject us to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could result in import delays or the imposition of increased tariffs on our sourcing partners, which could lead to sourcing or logistics disruptions to our business. For example, there have been, and may continue to be, significant changes to U.S. trade policies, legislation, treaties and tariffs, including announcements of import tariffs and export restrictions. As new legislation and/or regulations are implemented, existing trade agreements are renegotiated or terminated, and trade restrictions and tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
As a result of these risks, we cannot assure investors that we will be able to obtain a sufficient supply of key product components in the future or that the cost of these components will not increase. If our component supply is disrupted or delayed, or if we need to replace our suppliers, there can be no assurance that additional components will be available when required or that components will be available on favorable terms, which could extend our manufacturing lead times, increase the costs of our components and harm our business, operating results and financial condition. We may not be able to continue to procure components at reasonable prices, which may impact our business negatively or require us to enter into longer-term contracts to obtain components. Any of the foregoing disruptions could exacerbate other risk factors, increase our costs and decrease our gross margins, harming our business, operating results and financial condition.
If we do not manage the supply of our products and their components efficiently, our results of operation could be adversely affected.
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to supply chain constraints, component quality and inflationary pressure. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. Our forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that exacerbate other risk factors and result in delayed revenue, reduced product margins or lost sales opportunities altogether. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.

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
Our partners may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. We typically enter into non-exclusive, written agreements with our channel partners. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our channel partners from offering competing products and services. Additionally, our competitors may provide incentives to our existing and potential channel partners to use, purchase or offer their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.
Our brand name and business may be harmed by our competitors' marketing strategies.
Building and maintaining brand recognition and customer goodwill is critical to our success. Our efforts in this area have, on occasion, been hampered by the marketing efforts of our competitors, which have included negative or misleading statements about us and our products. If we are unable to effectively respond to our competitors' marketing efforts and protect our brand and customer goodwill now or in the future, our business will be adversely affected.
Sales to governments are subject to a number of challenges and risks that may adversely impact our business.
Sales to U.S. federal, state, local and foreign governmental agencies may in the future account for a significant portion of our revenue and sales to governmental agencies pose additional challenges and risks to our sales efforts. Government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which may adversely affect public sector demand for our products and services. We sell our products to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.

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
We now offer all of our products and services on a subscription basis, including our hardware and software products through Evergreen//One and Cloud Data Services. Our subscription offerings are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain profitability with these business models. Our subscription offerings require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. In addition, these business models may require compliance with additional regulatory, legal and trade licensing requirements in some countries. Continued market acceptance of subscription offerings will depend on our ability to create a seamless customer experience and optimally price our products in light of marketplace conditions, our costs and customer demand. Subscription offerings will cause us to incur incremental operational, technical, legal and other costs. Additionally, the subscription models offered by us and our competitors may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our subscription offering strategy, our financial results could be negatively impacted.
Our products are highly technical and may contain defects or bugs, which could cause data unavailability, loss, breach or corruption that might, in turn, result in liability and harm to our reputation and business.
Our products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products may contain errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. We have, from time to time, identified vulnerabilities in our products. Despite our efforts to detect and remediate actual and potential vulnerabilities in our systems, we cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. We may also incur unexpected costs replacing defective hardware or ensuring that hardware remains interoperable and upgradable. Any of these errors, defects, bugs or security vulnerabilities may leave us, our products and our customers susceptible to exploitation, including by malicious actors. Any errors, defects or security vulnerabilities in our products could result in a loss of revenue, injury to our reputation, loss of customers or increased service and warranty costs, which could adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.

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
Our products must conform to industry standards in order to be accepted by customers.
Generally, our products comprise only a part of an IT environment. The servers, network, software and other components and systems deployed by our customers must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in this ecosystem to conform to prevailing industry standards. These companies are often significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that our customers prefer. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, sales of our products could be adversely affected, which may harm our business.
Our ability to successfully market and sell our products is dependent in part on ease of use and the quality of our customer experience offerings, and any failure to offer high-quality technical services and support could harm our business.
Once our products are deployed by our customers, customers depend on our customer experience organization to drive non-disruptive upgrades and resolve technical issues relating to our products. Our ability to provide effective technical services is largely dependent on our ability to attract, train and retain qualified personnel, as well as to engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our product and business reputation and on recommendations from our existing customers. Although our products are designed to be interoperable with existing servers and systems, we may need to provide customized installation and configuration services to our customers before our products become fully operational in their environments. Any failure to maintain, or a market perception that we do not maintain, high-quality technical services and support could harm our reputation, our ability to sell our products to existing and prospective customers and our business.
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
The sales prices of our products and services may fluctuate or decline, which may adversely affect our gross margins and operating results.
The sales prices of our products and services may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints, inflation and other adverse economic conditions. Uncertain macroeconomic conditions have reduced NAND pricing which could result in lower sales prices. Competition continues in the markets in which we participate, and we expect competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the prices for our products will decrease over product life cycles. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in the volume of sales or the sales of new products with higher margins, our gross margins and operating results could be adversely affected.
We have experienced growth in prior periods, and we may not be able to sustain future growth effectively or at all.
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, our total revenue has increased at nearly a 19% compounded annual growth rate during the last three fiscal years ending on February 5, 2023, and our headcount increased from approximately 4,600 at the end of the second quarter of fiscal 2023 to approximately 5,400 employees at the end of the second quarter of fiscal 2024. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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
Our revenue from subscription services has been increasing as a percentage of total revenue over time. We are also increasing the number of our subscription-based offerings, such as Evergreen//One, though it is more difficult to predict the rate at which customers will adopt, and the rate at which our revenue will grow from these new offerings. We recognize subscription services revenue ratably over the term of the relevant contract period. As a result, much of the subscription services revenue we report each quarter is derived from agreements that we entered into in prior quarters. Consequently, a decline in new or renewed subscription services agreements in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of subscription services will not be reflected in full in our results of operations until future periods. It is also difficult for us to rapidly increase our subscription services revenue through additional sales in any period, as revenue from renewals must be recognized ratably over the applicable service period.
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
Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. The threats to information systems and information may include: traditional computer “hackers,” social engineering schemes (for example, attempts to induce fraudulent invoice payments or divert money from us), software bugs, malicious code (such as viruses and worms), personnel misconduct or error, faulty password management, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, as well as attacks from nation-state and nation-state supported actors. We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware and other similar issues. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business.
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
Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, we have been subject to the EU General Data Protection Regulation, or GDPR, since May 2018 and to the California Consumer Privacy Act (CCPA) since January 2020. Additionally, the California Privacy Rights Act (CPRA), which modifies the CCPA, became fully effective as of January 1, 2023. Other states have proposed, and in certain cases enacted, similar laws. These and potentially other future privacy regulations may require us to make further changes to our policies and procedures in the future beyond what we have already done. Our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. We made changes to our data protection compliance program in relation to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. The potential effects of new or modified privacy laws may be far-reaching and require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such laws that impact the performance and competitiveness of our products and solutions.
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
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology, as well as laws relating to forced labor and conflict minerals. From time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow of imports or exports. If we fail to obtain required import or export approval for our products or their various components, or to timely provide requested documentation, our international and domestic sales could be harmed and our revenue may be adversely affected. In many cases, we rely on vendors and channel partners to handle logistics associated with the import and export of our products, so our visibility and control over these matters may be limited. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which could harm our business, operating results and financial condition.
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
The agreement governing our Credit Facility limits our ability, among other things, to incur additional secured indebtedness; sell, transfer, license or dispose of assets; consolidate or merge; enter into transactions with our affiliates; and incur liens. In addition, our Credit Facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments, loans and other advances, and prepaying any additional indebtedness while our indebtedness under our Credit Facility is outstanding. Our failure to comply with financial and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.
Risks Related to Our Common Stock
The trading price of our common stock has been and may continue to be volatile, and an active, liquid, and orderly market for our common stock may not be sustained.
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $40.17, through September 8, 2023. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
•major catastrophic events;
•sales of large blocks of our stock; or
•departures of key personnel.
In several recent situations where the price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the issuer. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our business, operating results and financial condition.

We cannot guarantee that our share repurchase program will enhance shareholder value, and share repurchases could affect the price of our common stock.
Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $250.0 million authorized in March 2023. The repurchase authorization has no fixed end date. Although our Board of Directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
If securities analysts do not publish research or reports about our business, or if they downgrade our stock, our stock price could decline.
The trading market for our common stock will likely be influenced by research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our stock, lowers their price target, or publishes unfavorable or inaccurate research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. These provisions:
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. We have experienced global economic uncertainty, inflation, rising interest rates, supply chain constraints, labor shortages, civil unrest and political and fiscal challenges in the United States and abroad and may continue to experience these events in the future, which can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by high interest rates, the Russian invasion of Ukraine and the related sanctions and disruptions, the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, political uncertainty in the Middle East and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the second quarter of fiscal 2024 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
May 8 - June 4	$34.30	15	$210,727
June 5 - July 2	$35.97	263	$201,241
July 3 - August 6	$37.78	317	$189,268
(1) In March 2023, our Board of Directors authorized share repurchases of up to an additional $250.0 million of our common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the second quarter of fiscal 2024 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
May 8 - June 4	$—	—	$—
June 5 - July 2	$37.74	134	$5,068
July 3 - August 6	$—	—	$—

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the second quarter of fiscal 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Reference is made to Exhibits 3.1 and 3.2
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE STORAGE, INC.

Date:	September 13, 2023	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 13, 2023	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)