Form 10-Q
period 2023-11-05
Pure Storage, Inc.
filed 2023-12-15
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 5, 2023
OR
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

As of December 6, 2023, the registrant had 315,972,820 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended November 5, 2023

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, high inflation, rising interest rates, and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to continue capturing storage workloads for AI environments, our ability to realize benefits from our investments, including development efforts and acquisitions like Portworx, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, specifically customer priorities around sustainability, our sustainability goals and the benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2023	Third Quarter of Fiscal 2024

ASSETS
Current assets:
Cash and cash equivalents	$580,854	$529,191
Marketable securities	1,001,352	821,868
Accounts receivable, net of allowance of $1,057 and $1,178	612,491	636,324
Inventory	50,152	46,211
Deferred commissions, current	68,617	74,303
Prepaid expenses and other current assets	161,391	139,129
Total current assets	2,474,857	2,247,026
Property and equipment, net	272,445	337,559
Operating lease right-of-use assets	158,912	126,558
Deferred commissions, non-current	177,239	190,614
Intangible assets, net	49,222	36,868
Goodwill	361,427	361,427
Restricted cash	10,544	9,960
Other assets, non-current	38,814	45,497
Total assets	$3,543,460	$3,355,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,121	$101,092
Accrued compensation and benefits	232,636	149,705
Accrued expenses and other liabilities	123,749	141,241
Operating lease liabilities, current	33,707	44,301
Deferred revenue, current	718,149	801,562
Debt, current	574,506	—
Total current liabilities	1,749,868	1,237,901
Long-term debt	—	100,000
Operating lease liabilities, non-current	142,473	122,388
Deferred revenue, non-current	667,501	694,945
Other liabilities, non-current	42,385	51,820
Total liabilities	2,602,227	2,207,054
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 304,076 and 315,986 Class A shares issued and outstanding	30	32
Additional paid-in capital	2,493,769	2,699,644
Accumulated other comprehensive loss	(15,504)	(10,032)
Accumulated deficit	(1,537,062)	(1,541,189)
Total stockholders’ equity	941,233	1,148,455
Total liabilities and stockholders’ equity	$3,543,460	$3,355,509

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024

Revenue:
Product	$431,281	$453,277	$1,247,045	$1,161,978
Subscription services	244,769	309,561	696,182	878,838
Total revenue	676,050	762,838	1,943,227	2,040,816
Cost of revenue:
Product	135,546	126,770	395,322	343,588
Subscription services	74,169	83,321	211,576	244,541
Total cost of revenue	209,715	210,091	606,898	588,129
Gross profit	466,335	552,747	1,336,329	1,452,687
Operating expenses:
Research and development	180,008	182,100	506,971	549,923
Sales and marketing	212,140	231,707	637,129	696,885
General and administrative	65,054	64,729	173,300	192,944
Impairment and other	—	—	—	16,766
Total operating expenses	457,202	478,536	1,317,400	1,456,518
Income (loss) from operations	9,133	74,211	18,929	(3,831)
Other income (expense), net	(2,814)	5,184	(8,410)	23,619
Income before provision for income taxes	6,319	79,395	10,519	19,788
Provision for income taxes	7,106	9,006	11,919	23,915
Net income (loss)	$(787)	$70,389	$(1,400)	$(4,127)
Net income (loss) per share attributable to common stockholders, basic	$(0.00)	$0.22	$(0.00)	$(0.01)
Net income (loss) per share attributable to common stockholders, diluted	$(0.00)	$0.21	$(0.00)	$(0.01)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	300,984	314,153	298,101	309,842
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	300,984	330,255	298,101	309,842

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024

Net income (loss)	$(787)	$70,389	$(1,400)	$(4,127)
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	(3,656)	2,582	(15,365)	5,763
Less: reclassification adjustment for net (gains) losses on available-for-sale securities included in net income (loss)	2	(7)	(23)	(291)
Change in unrealized net gains (losses) on available-for-sale securities	(3,654)	2,575	(15,388)	5,472
Comprehensive income (loss)	$(4,441)	$72,964	$(16,788)	$1,345

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Third Quarter of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2023	298,801	$30	$2,392,173	$(20,099)	$(1,610,746)	$761,358
Issuance of common stock upon exercise of stock options	459	—	3,878	—	—	3,878
Stock-based compensation expense	—	—	86,852	—	—	86,852
Vesting of restricted stock units	3,482	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(112)	—	(3,143)	—	—	(3,143)
Common stock issued under employee stock purchase plan	927	—	20,569	—	—	20,569
Repurchases of common stock	(888)	—	(24,565)	—	—	(24,565)
Other comprehensive loss	—	—	—	(3,654)	—	(3,654)
Net loss	—	—	—	—	(787)	(787)
Balance at the end of the third quarter of fiscal 2023	302,669	$30	$2,475,764	$(23,753)	$(1,611,533)	$840,508

	Third Quarter of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2024	311,839	$31	$2,610,482	$(12,607)	$(1,611,578)	$986,328
Issuance of common stock upon exercise of stock options	311	—	2,996	—	—	2,996
Stock-based compensation expense	—	—	89,512	—	—	89,512
Vesting of restricted stock units	3,438	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(131)	—	(4,755)	—	—	(4,755)
Common stock issued under employee stock purchase plan	1,164	—	23,870	—	—	23,870
Repurchases of common stock	(635)	—	(22,460)	—	—	(22,460)
Other comprehensive income	—	—	—	2,575	—	2,575
Net income	—	—	—	—	70,389	70,389
Balance at the end of the third quarter of fiscal 2024	315,986	$32	$2,699,644	$(10,032)	$(1,541,189)	$1,148,455

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Three Quarters of Fiscal 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	$(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	2,316	—	19,139	—	—	19,139
Stock-based compensation expense	—	—	246,677	—	—	246,677
Vesting of restricted stock units	10,632	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(517)	—	(16,130)	—	—	(16,130)
Common stock issued under employee stock purchase plan	3,014	—	39,965	—	—	39,965
Repurchases of common stock	(5,409)	—	(151,564)	—	—	(151,564)
Other comprehensive loss	—	—	—	(15,388)	—	(15,388)
Net loss	—	—	—	—	(1,400)	(1,400)
Balance at the end of the third quarter of fiscal 2023	302,669	$30	$2,475,764	$(23,753)	$(1,611,533)	$840,508

	First Three Quarters of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	3,711	—	32,878	—	—	32,878
Stock-based compensation expense	—	—	259,189	—	—	259,189
Vesting of restricted stock units	10,613	2	(2)	—	—	—
Tax withholding on vesting of restricted stock units	(546)	—	(16,582)	—	—	(16,582)
Common stock issued under employee stock purchase plan	2,233	—	45,089	—	—	45,089
Repurchases of common stock	(4,102)	—	(114,341)	—	—	(114,341)
Issuance of common stock upon conversion of convertible senior notes	1	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	5,472	—	5,472
Net loss	—	—	—	—	(4,127)	(4,127)
Balance at the end of the third quarter of fiscal 2024	315,986	$32	$2,699,644	$(10,032)	$(1,541,189)	$1,148,455

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Three Quarters of Fiscal
	2023	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,400)	$(4,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,268	91,560
Stock-based compensation expense	245,114	255,243
Impairment of long-lived assets	—	16,766
Other	2,473	(5,844)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	106,216	(23,959)
Inventory	(16,341)	5,278
Deferred commissions	11,175	(19,061)
Prepaid expenses and other assets	(56,164)	19,686
Operating lease right-of-use assets	26,073	27,269
Accounts payable	22,536	33,844
Accrued compensation and other liabilities	(17,739)	(52,757)
Operating lease liabilities	(28,339)	(21,457)
Deferred revenue	168,336	110,856
Net cash provided by operating activities	534,208	433,297
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(97,910)	(151,591)
Acquisition, net of cash acquired	(1,989)	—
Purchases of marketable securities	(92,129)	(351,725)
Sales of marketable securities	—	52,495
Maturities of marketable securities	352,295	495,899
Net cash provided by investing activities	160,267	45,078
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	19,131	32,904
Proceeds from issuance of common stock under employee stock purchase plan	39,965	45,089
Principal payments on borrowings and finance lease obligations	(256,145)	(584,582)
Proceeds from borrowings	—	106,890
Tax withholding on vesting of equity awards	(16,130)	(16,582)
Repurchases of common stock	(151,564)	(114,341)
Net cash used in financing activities	(364,743)	(530,622)
Net increase (decrease) in cash, cash equivalents and restricted cash	329,732	(52,247)
Cash, cash equivalents and restricted cash, beginning of period	476,743	591,398
Cash, cash equivalents and restricted cash, end of period	$806,475	$539,151

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$795,931	$529,191
Restricted cash	10,544	9,960
Cash, cash equivalents and restricted cash, end of period	$806,475	$539,151
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,151	$3,989
Cash paid for income taxes	$8,452	$19,459
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$19,976	$13,957

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2023 was February 5, 2023 and for fiscal 2024 will be February 4, 2024. The third quarter of fiscal 2023 and 2024 ended on November 6, 2022 and November 5, 2023. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations when the price at which the performance obligation sold separately or observable past transactions are not available, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, fair value of leases, fair value of equity assumed, intangible and tangible assets acquired and liabilities assumed for business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2023 and the third quarter of fiscal 2024, we had restricted cash of $10.5 million and $10.0 million.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 will be effective for our fiscal year beginning February 5, 2024, and interim periods within our fiscal year beginning February 3, 2025, with early adoption permitted and requires application on a fully retrospective basis. We are currently evaluating the impact of this standard on our financial statement disclosures.
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
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2023 and the third quarter of fiscal 2024 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,733	$39,189	$—	$10,544
Level 2
U.S. government treasury notes	425,977	170	(4,229)	421,918	32,008	389,910	—
U.S. government agencies	23,795	—	(289)	23,506	—	23,506	—
Corporate debt securities	527,164	901	(9,300)	518,765	—	518,765	—
Foreign government bonds	4,797	—	(44)	4,753	—	4,753	—
Asset-backed securities	61,371	281	(1,016)	60,636	—	60,636	—
Municipal bonds	3,950	—	(168)	3,782	—	3,782	—
Total	$1,047,054	$1,352	$(15,046)	$1,083,093	$71,197	$1,001,352	$10,544

	At the End of the Third Quarter of Fiscal 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$26,907	$16,947	$—	$9,960
Level 2
U.S. government treasury notes	349,092	80	(3,144)	346,028	—	346,028	—
U.S. government agencies	4,395	—	(6)	4,389	—	4,389	—
Corporate debt securities	406,659	208	(4,575)	402,292	—	402,292	—
Foreign government bonds	1,290	—	(25)	1,265	—	1,265	—
Asset-backed securities	65,644	48	(746)	64,946	—	64,946	—
Municipal bonds	3,010	—	(62)	2,948	—	2,948	—
Total	$830,090	$336	$(8,558)	$848,775	$16,947	$821,868	$9,960

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Third Quarter of Fiscal 2024
	Amortized Cost	Fair Value
Due within one year	$405,765	$400,902
Due in one to five years	423,560	420,200
Due in five to ten years	765	766
Total	$830,090	$821,868
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our marketable securities is largely due to the rising interest rate environment driven by current market conditions that has resulted in higher credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the third quarter and the first three quarters of fiscal 2023 and 2024.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2023 and the third quarter of fiscal 2024, aggregated by investment category (in thousands):

	At the End of Fiscal 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$250,046	$(130)	$127,976	$(4,099)	$378,022	$(4,229)
U.S. government agencies	5,194	(5)	18,312	(284)	23,506	(289)
Corporate debt securities	99,446	(330)	277,717	(8,970)	377,163	(9,300)
Foreign government bonds	3,200	(5)	551	(39)	3,751	(44)
Asset-backed securities	3,060	(25)	22,221	(991)	25,281	(1,016)
Municipal bonds	—	—	3,782	(168)	3,782	(168)
Total	$360,946	$(495)	$450,559	$(14,551)	$811,505	$(15,046)

	At the End of the Third Quarter of Fiscal 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$216,545	$(1,743)	$72,662	$(1,401)	$289,207	$(3,144)
U.S. government agencies	4,389	(6)	—	—	4,389	(6)
Corporate debt securities	192,151	(1,055)	135,200	(3,520)	327,351	(4,575)
Foreign government bonds	699	—	566	(25)	1,265	(25)
Asset-backed securities	36,738	(250)	15,263	(496)	52,001	(746)
Municipal bonds	—	—	2,948	(62)	2,948	(62)
Total	$450,522	$(3,054)	$226,639	$(5,504)	$677,161	$(8,558)
 Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2023	Third Quarter of Fiscal 2024
Raw materials	$24,896	$20,704
Finished goods	25,256	25,507
Inventory	$50,152	$46,211
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2023	Third Quarter of Fiscal 2024
Test equipment	$315,290	$359,073
Computer equipment and software	262,574	308,671
Furniture and fixtures	9,693	9,915
Leasehold improvements	71,235	95,919
Capitalized software development costs	15,806	30,831
Total property and equipment	674,598	804,409
Less: accumulated depreciation and amortization	(402,153)	(466,850)
Property and equipment, net	$272,445	$337,559
Depreciation and amortization expense related to property and equipment was $22.2 million and $28.7 million for the third quarter of fiscal 2023 and 2024, and $61.0 million and $82.5 million for the first three quarters of fiscal 2023 and 2024.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2023			Third Quarter of Fiscal 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(14,826)	$4,299	$19,125	$(15,787)	$3,338
Developed technology	83,211	(43,366)	39,845	83,211	(53,284)	29,927
Customer relationships	6,459	(2,166)	4,293	6,459	(2,856)	3,603
Trade name	3,623	(2,838)	785	3,623	(3,623)	—
Intangible assets, net	$112,418	$(63,196)	$49,222	$112,418	$(75,550)	$36,868

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
 Intangible assets amortization expense was $4.1 million and $4.0 million for the third quarter of fiscal 2023 and 2024, and $12.3 million for the first three quarters of fiscal 2023 and 2024. At the end of the third quarter of fiscal 2024, the weighted-average remaining amortization period was 1.2 years for technology patents, 2.3 years for developed technology, and 3.9 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the third quarter of fiscal 2024, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2024	$3,856
2025	15,425
2026	12,830
2027	3,107
2028	1,054
Thereafter	596
Total	$36,868
Goodwill
As of the end of fiscal 2023 and the third quarter of fiscal 2024, goodwill was $361.4 million. There were no impairments to goodwill during the third quarter and first three quarters of fiscal 2023 and 2024.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2023	Third Quarter of Fiscal 2024
Taxes payable	$16,615	$18,132
Accrued marketing	14,228	15,649
Accrued cloud and outside services	7,644	5,077
Supply chain-related accruals (1)	23,545	34,966
Accrued service logistics and professional services	7,927	8,135
Acquisition earn-out and deferred consideration	3,556	1,000
Finance lease liabilities, current	5,432	5,576
Customer deposits from contracts with customers	17,824	20,993
Other accrued liabilities	26,978	31,713
Total accrued expenses and other liabilities	$123,749	$141,241
_________________________________
(1) Primarily consists of warranty reserves and accruals related to our inventory and inventory purchase commitments with our contract manufacturers.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024
Beginning balance	$235,681	$255,417	$246,307	$245,856
Additions	35,827	50,183	98,949	130,312
Recognition of deferred commissions	(36,376)	(40,683)	(110,124)	(111,251)
Ending balance	$235,132	$264,917	$235,132	$264,917
Of the $264.9 million total deferred commissions balance at the end of the third quarter of fiscal 2024, we expect to recognize approximately 28% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the third quarter and first three quarters of fiscal 2023 and 2024.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024
Beginning balance	$1,178,691	$1,437,043	$1,079,872	$1,385,650
Additions	313,279	368,708	854,535	975,149
Recognition of deferred revenue	(243,751)	(309,244)	(686,188)	(864,292)
Ending balance	$1,248,219	$1,496,507	$1,248,219	$1,496,507
Revenue recognized during the third quarter of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $216.8 million and $280.4 million. Revenue recognized during the first three quarters of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $466.0 million and $589.1 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.0 billion at the end of the third quarter of fiscal 2024, and includes a $41.0 million non-cancelable product order that we expect to fulfill subsequent to current fiscal year. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.0 billion RPO at the end of the third quarter of fiscal 2024, we expect to recognize approximately 46% over the next 12 months, and the remainder thereafter.

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
In April 2023, we borrowed $100.0 million under the Credit Facility which remained outstanding at the end of the third quarter of fiscal 2024. The outstanding loan bore weighted-average interest at an annual rate of 6.81% and 6.62% based on a one-month term SOFR period resulting in interest expense of $1.7 million and $3.8 million during the third quarter and first three quarters of fiscal 2024.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2024.
Convertible Senior Notes
In April 2018, we issued $575.0 million of 0.125% convertible senior, unsecured notes (the Notes) due April 15, 2023, in a private placement to qualified institutional buyers. In April 2023, we repaid the entire principal balance with approximately $575.0 million in cash and 1,065 shares of our common stock.
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
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2023 and the third quarter of fiscal 2024, we had outstanding letters of credit in the aggregate amount of $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the third quarter of fiscal 2024.
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
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters and recorded an impairment charge to operating lease right-of-use assets of $15.9 million and an abandonment charge of $0.9 million related to these leases, which are presented in Impairment and Other in the condensed consolidated statement of operations for the first three quarters of fiscal 2024. The impairment charge represents the amount that the carrying value of the assets exceeded their estimated fair values, which were determined by utilizing an undiscounted cash flow approach that incorporated a sublease assumption.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three years and contain a bargain purchase option at the end of the respective lease term. It is reasonably certain that the bargain purchase option will be exercised.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of lease costs during the periods presented were as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024
Fixed operating lease cost	$13,412	$10,685	$34,483	$37,338

Variable lease cost (1)	931	2,328	4,753	8,002
Short-term lease cost (12 months or less)	1,096	1,081	2,712	3,214

Finance lease cost:
Amortization of finance lease right-of-use assets	926	1,100	1,929	3,300
Interest on finance lease liabilities	98	81	197	338
Total finance lease cost	$1,024	$1,181	$2,126	$3,638

Total lease cost	$16,463	$15,275	$44,074	$52,192
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2023	Third Quarter of Fiscal 2024
Operating leases:
Weighted-average remaining lease term (in years)	5.2	5.0
Weighted-average discount rate	6.1%	7.0%

Finance leases:
Finance lease right-of-use assets, gross (1)	$17,596	$17,596
Accumulated amortization (1)	(3,412)	(6,712)
Finance lease right-of-use assets, net (1)	$14,184	$10,884
Finance lease liabilities, current (2)	5,432	5,576
Finance lease liabilities, non-current (3)	4,765	386
Total finance lease liabilities	$10,197	$5,962
Weighted-average remaining lease term (in years)	3.3	2.6
Weighted-average discount rate	5.1%	5.0%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental cash flow information related to leases is as follows (in thousands):

	First Three Quarters of Fiscal
	2023	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$38,853	$29,591
Financing cash outflows for finance leases	$5,323	$5,969
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$77,986	$11,966
Finance leases	$14,019	$—
Future lease payments under our non-cancelable leases at the end of the third quarter of fiscal 2024 were as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
The remainder of 2024	$15,707	$1,266
2025	51,252	4,728
2026	39,127	183
2027	21,654	—
2028	24,020	—
Thereafter	47,688	—
Total future lease payments	199,448	6,177
Less: imputed interest	(32,759)	(215)
Present value of total lease liabilities	$166,689	$5,962
Note 9. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the third quarter of fiscal 2024, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the third quarter of fiscal 2024, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the third quarter of fiscal 2024, 316.0 million shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In March 2023, our Board of Directors authorized the repurchase of up to an additional $250.0 million of our common stock. During the third quarter of fiscal 2024, we repurchased and retired approximately 0.6 million shares of common stock at an average purchase price of $35.38 per share for an aggregate repurchase price of $22.4 million. During the first three quarters of fiscal 2024, we repurchased and retired approximately 4.1 million shares of common stock at an average purchase price of $27.86 per share for an aggregate repurchase price of $114.3 million. At the end of the third quarter of fiscal 2024, $166.8 million remained available for future share repurchases under our current repurchase authorization.

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
Stock-based compensation expense related to our 2015 ESPP was $5.5 million and $7.1 million during the third quarter of fiscal 2023 and 2024, and $17.3 million and $19.7 million during the first three quarters of fiscal 2023 and 2024. At the end of the third quarter of fiscal 2024, total unrecognized stock-based compensation cost related to our 2015 ESPP was $40.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2023	9,268,498	$10.90	2.7	$176,674
Options exercised	(3,711,431)	8.86
Options forfeited	(1,778)	1.90
Balance at the end of the third quarter of fiscal 2024	5,555,289	$12.26	2.2	$126,547
Vested and exercisable at the end of the third quarter of fiscal 2024	5,502,850	$12.28	2.2	$124,815

The aggregate intrinsic value of options vested and exercisable at the end of the third quarter of fiscal 2024 is calculated based on the difference between the exercise price and the closing price of $34.96 of our common stock on the last day of the third quarter of fiscal 2024.
Stock-based compensation expense recognized related to stock options was $1.2 million and $0.5 million during the third quarter of fiscal 2023 and 2024, and $4.0 million and $1.7 million during the first three quarters of fiscal 2023 and 2024.
At the end of the third quarter of fiscal 2024, total unrecognized employee stock-based compensation cost related to outstanding options was $0.7 million, which is expected to be recognized over a weighted-average period of 0.5 years.
RSUs and Performance RSUs (PRSUs)
A summary of the RSU and PRSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs and PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2023	26,760,520	$24.78	$800,407
Granted	16,453,548	25.68
Vested	(10,612,542)	22.90
Forfeited	(3,017,178)	25.00
Unvested balance at the end of the third quarter of fiscal 2024	29,584,348	$25.92	$1,034,269
RSUs granted during the first three quarters of fiscal 2024 include PRSUs for approximately 1.6 million shares of common stock, at a target percentage of 100%, with both performance and service vesting conditions. The actual PRSUs earned will range from 0% to 150% of the target number granted, contingent upon the degree to which the fiscal 2024 performance condition is met. Any portion of shares that are not earned will be canceled. In addition, during the first quarter of fiscal 2024, we issued approximately 0.6 million PRSUs based on the actual attainment of the fiscal 2023 performance condition for previously issued PRSUs, with these PRSUs issued subject to service condition through the remaining vesting periods.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense related to RSUs and PRSUs was $80.3 million and $76.5 million during the third quarter of fiscal 2023 and 2024, and $223.8 million and $227.5 million during the first three quarters of fiscal 2023 and 2024. At the end of the third quarter of fiscal 2024, total unrecognized employee stock-based compensation cost related to unvested RSUs and PRSUs was $679.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.
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
The grant date fair value per share was $17.56, determined using a Monte Carlo simulation model that considers the following assumptions: (i) expected volatility of 51.8%, (ii) risk-free interest rate of 3.86%, (iii) total performance period of nearly five years, and (iv) a post-vest holding period discount of 14.9%. Total stock-based compensation expense of $73.9 million for these awards is recognized over the requisite service period of nearly five years using the accelerated attribution method and is not reversed if the market condition is not met. As of the end of the third quarter of fiscal 2024, approximately 4.2 million shares of unvested LTP Awards was outstanding. Stock-based compensation expense related to these awards was $3.9 million and $6.3 million during the third quarter and first three quarters of fiscal 2024. At the end of the third quarter of fiscal 2024, total unrecognized stock-based compensation cost related to unvested LTP Awards was $67.6 million, which is expected to be recognized over a weighted-average period of 4.4 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024
Cost of revenue—product	$2,984	$1,443	$7,454	$7,056
Cost of revenue—subscription services	5,814	6,849	16,978	19,347
Research and development	42,390	43,908	120,482	126,225
Sales and marketing	18,441	19,209	54,740	55,883
General and administrative	17,350	16,557	45,460	46,732
Total stock-based compensation expense	$86,979	$87,966	$245,114	$255,243
The tax benefit related to stock-based compensation expense for all periods presented was not material.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Net Income (Loss) per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, PRSUs and LTP Awards, unvested restricted stock, the shares underlying the conversion option in our Notes (prior to the Notes being repaid in April 2023) to the extent dilutive, and common stock issuable pursuant to the ESPP. We used the if-converted method to calculate the impact of our Notes, prior to the Notes being repaid, on diluted EPS. In periods of net loss, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024
Numerator:
Net income (loss)	$(787)	$70,389	$(1,400)	$(4,127)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	300,984	314,153	298,101	309,842
Add: Dilutive effect of common stock equivalents	—	16,102	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	300,984	330,255	298,101	309,842

Net income (loss) per share attributable to common stockholders, basic	$(0.00)	$0.22	$(0.00)	$(0.01)
Net income (loss) per share attributable to common stockholders, diluted	$(0.00)	$0.21	$(0.00)	$(0.01)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024
Stock options to purchase common stock	10,164	—	10,812	7,185
Unvested RSUs and PRSUs	29,809	—	30,510	31,115
Unvested LTP Awards	—	—	—	2,298
Unvested restricted stock	—	—	8	—
Shares related to convertible senior notes	21,884	—	21,884	5,772
Shares issuable pursuant to the ESPP	450	—	450	655
Total	62,307	—	63,664	47,025

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024
Interest income(1)	$3,969	$12,167	$8,280	$35,652
Interest expense(2)	(1,117)	(2,094)	(3,600)	(5,441)
Foreign currency transactions losses	(6,663)	(4,599)	(15,689)	(6,285)
Other income (expense)	997	(290)	2,599	(307)
Total other income (expense), net	$(2,814)	$5,184	$(8,410)	$23,619
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
Note 13. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and U.S. income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our income before provision for income taxes and the income tax provision recorded was primarily attributable to our valuation allowance on U.S. deferred tax assets, research and development credits, U.S. taxes on foreign income, stock-based compensation expense and state taxes driven by Internal Revenue Code Section 174.
At the end of the third quarter of fiscal 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2023.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024

United States	$492,770	$535,452	$1,419,440	$1,457,266
Rest of the world	183,280	227,386	523,787	583,550
Total revenue	$676,050	$762,838	$1,943,227	$2,040,816

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2023	Third Quarter of Fiscal 2024

United States	$259,131	$326,833
Rest of the world	13,314	10,726
Total long-lived assets	$272,445	$337,559

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
Recent Developments

•In October 2023, we introduced a first of its kind Paid Power and Rack Space Commitment program in which we will pay for customers' power and rack space through an Evergreen//One Storage as-a-Service and Evergreen//Flex subscription, taking responsibility for the associated costs of power and rack unit to run our offerings. In addition, we added three new service-level agreement (SLA) guarantees for No Data Migration, Zero Data Loss, and Power and Space Efficiency across our family of Evergreen (//Forever, //One, //Flex) subscription services.

•In November 2023, we made generally available FlashArray//E, adding to the //E family of products. The combination of FlashArray//E and FlashBlade//E starting from 1 PB, delivers customers an all-flash, capacity-optimized unstructured data storage platform at an acquisition price comparable to disk-based solutions with lower long-term cost of ownership.
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
We generally recognize revenue from the fair value of subscription services provided ratably over the contractual service period or on a consumption basis for usage above a minimum usage commitment and professional services as delivered. We expect our subscription services revenue to increase and continue to grow faster than our product revenue as more customers choose to consume our storage solutions as a service and our existing subscription customers renew and expand their consumption and service levels.
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
We have provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss carryforwards, capitalized research costs, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Product revenue	$431,281	$453,277	$21,996	5%	$1,247,045	$1,161,978	$(85,067)	(7)%
Subscription services revenue	244,769	309,561	64,792	26%	696,182	$878,838	182,656	26%
Total revenue	$676,050	$762,838	$86,788	13%	$1,943,227	$2,040,816	$97,589	5%
Total revenue increased by $86.8 million, or 13%, during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, and increased by $97.6 million, or 5%, during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023.
The increase in product revenue during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily driven by sales from our portfolio of FlashBlade solutions, including FlashBlade//S and FlashBlade//E.
The decrease in product revenue during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023 was attributable to increasing sales of our Evergreen//One subscription and consumption service, as well as macro-economic conditions. Revenue for Evergreen//One is recognized over time and included in subscription services revenue. We expect continued growth of our Evergreen//One sales will negatively impact both product revenue growth and total revenue growth rates.

The increase in subscription services revenue during these periods was largely driven by increases in sales of our Evergreen subscription services, including Evergreen//One, as well as recognition of revenue from previously contracted Evergreen subscription services.
During the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, total revenue in the United States grew 9% from $492.8 million to $535.5 million while total rest of the world revenue grew 24% from $183.3 million to $227.4 million. During the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, total revenue in the United States grew 3% from $1.4 billion to $1.5 billion while total rest of the world revenue grew 11% from $523.8 million to $583.6 million. For further details on revenue by geography, see Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands, unaudited):

	At the End of		Year-over-Year Growth
	Third Quarter of Fiscal 2023	Third Quarter of Fiscal 2024	%
Subscription annual recurring revenue	$1,026,976	$1,295,592	26%
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet dates.
Changes in total deferred revenue during the periods presented are as follows (in thousands, unaudited):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2023	2024	2023	2024
Beginning balance	$1,178,691	$1,437,043	$1,079,872	$1,385,650
Additions	313,279	368,708	854,535	975,149
Recognition of deferred revenue	(243,751)	(309,244)	(686,188)	(864,292)
Ending balance	$1,248,219	$1,496,507	$1,248,219	$1,496,507
Revenue recognized during the third quarter of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $216.8 million and $280.4 million. Revenue recognized during the first three quarters of fiscal 2023 and 2024 from deferred revenue at the beginning of each respective period was $466.0 million and $589.1 million.

Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.0 billion at the end of the third quarter of fiscal 2024, and includes a $41.0 million non-cancelable product order that we expect to fulfill subsequent to current fiscal year. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors. Of the $2.0 billion RPO at the end of the third quarter of fiscal 2024, we expect to recognize approximately 46% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Cost of Revenue and Gross Margin

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$132,562	125,327	$(7,235)	(5)%	$387,868	$336,532	$(51,336)	(13)%
Stock-based compensation	2,984	$1,443	(1,541)	(52)%	7,454	7,056	(398)	(5)%
Total product cost of revenue	135,546	126,770	$(8,776)	(6)%	$395,322	$343,588	$(51,734)	(13)%
% of Product revenue	31%	28%			32%	30%

Subscription services cost of revenue	$68,355	$76,472	$8,117	12%	$194,598	$225,194	$30,596	16%
Stock-based compensation	5,814	6,849	1,035	18%	16,978	19,347	2,369	14%
Total subscription services cost of revenue	$74,169	$83,321	$9,152	12%	$211,576	$244,541	$32,965	16%
% of Subscription services revenue	30%	27%			30%	28%

Total cost of revenue	$209,715	$210,091	$376	0%	$606,898	$588,129	$(18,769)	(3)%
% of Total revenue	31%	28%			31%	29%

Product gross margin	69%	72%			68%	70%
Subscription services gross margin	70%	73%			70%	72%
Total gross margin	69%	72%			69%	71%
Cost of revenue remained relatively consistent during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, and decreased by $18.8 million, or 3%, during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023. The decrease in product cost of revenue during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023 was primarily attributable to lower product sales and lower component costs, partially offset by higher excess and obsolete inventory charges. The increase in subscription services cost of revenue during these periods was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx.
The increase in product gross margin during these periods was primarily driven by a shift in product mix within our FlashBlade portfolio to increased sales of FlashBlade//S which has a higher gross margin when compared to our legacy FlashBlade products. In addition, our Purity software architecture, working natively with raw flash, also contributes to higher product gross margin as we directly source our raw TLC, and lower cost QLC based flash from multiple suppliers. QLC flash represents the majority of the capacity we now ship which is also a contributor to our higher product gross margin.

Increase in subscription services gross margin during these periods was driven primarily by higher subscription services revenue growth from sales of Evergreen subscription services coupled with continued focus on operational efficiencies.
Operating Expenses
Research and Development

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Research and development	$137,618	$138,192	$574	0%	$386,489	$423,698	$37,209	10%
Stock-based compensation	42,390	43,908	1,518	4%	120,482	126,225	5,743	5%
Total expenses	$180,008	$182,100	$2,092	1%	$506,971	$549,923	$42,952	8%
% of Total revenue	27%	24%			26%	27%
Research and development expense increased by $43.0 million, or 8%, during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023. The increase was primarily driven by a $22.9 million increase in employee compensation and related costs, and a $22.0 million increase in equipment depreciation and facilities-related costs.
The decrease in research and development expense as a percentage of total revenue during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to higher revenue.
Sales and Marketing

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Sales and marketing	$193,699	$212,498	$18,799	10%	$582,389	$641,002	$58,613	10%
Stock-based compensation	18,441	19,209	768	4%	54,740	55,883	1,143	2%
Total expenses	$212,140	$231,707	$19,567	9%	$637,129	$696,885	$59,756	9%
% of Total revenue	31%	30%			33%	34%
Sales and marketing expense increased by $19.6 million, or 9%, during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, primarily due to an increase in employee compensation and related costs.
Sales and marketing expense increased by $59.8 million, or 9%, during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, primarily due to a $46.5 million increase in employee compensation and related costs relating to increasing sales capacity, and a $6.3 million increase in outside services associated with our sales and marketing events.

General and Administrative

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
General and administrative	$47,704	$48,172	$468	1%	$127,840	$146,212	$18,372	14%
Stock-based compensation	17,350	16,557	(793)	(5)%	45,460	46,732	1,272	3%
Total expenses	$65,054	$64,729	$(325)	0%	$173,300	$192,944	$19,644	11%
% of Total revenue	10%	8%			9%	9%
General and administrative expense increased by $19.6 million, or 11%, during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, primarily driven by a $12.5 million increase in employee compensation and related costs, and a $8.2 million increase in facilities-related costs and IT-related software subscriptions.
The decrease in general and administrative expense as a percentage of total revenue during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to revenue growth.
Impairment and Other

	Third Quarter of Fiscal		Change	First Three Quarters of Fiscal		Change
	2023	2024	$	2023	2024	$
(dollars in thousands, unaudited)
Impairment and other	$—	$—	$—	$—	$16,766	$16,766
% of Total revenue	—%	—%		—%	1%
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters and recorded an impairment charge of $15.9 million to operating lease right-of-use assets and an abandonment charge of $0.9 million related to these leases.
Other Income (Expense), Net

	Third Quarter of Fiscal		Change	First Three Quarters of Fiscal		Change
	2023	2024	$	2023	2024	$
(dollars in thousands, unaudited)
Other income (expense), net	$(2,814)	$5,184	$7,998	$(8,410)	$23,619	$32,029
Other income (expense), net increased by $8.0 million during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, and increased by $32.0 million during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023 primarily due to an increase in interest income due to the increasing interest rate environment and, to a lesser extent, a decrease in net foreign exchange losses as the U.S. dollar weakened relative to certain foreign currencies.

Provision for Income Taxes

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2023	2024	$	%	2023	2024	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$7,106	$9,006	$1,900	27%	$11,919	$23,915	$11,996	101%
Provision for income taxes increased during the third quarter and first three quarters of fiscal 2024 compared to the corresponding fiscal 2023 periods primarily due to an increase in U.S. income taxes driven by IRC Section 174 capitalization, as well as an increase in profits generated in foreign jurisdictions.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2024, we had cash, cash equivalents and marketable securities of $1.4 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
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
In April 2023, we borrowed $100.0 million under the Credit Facility to fund the repayment of the Notes. The outstanding loan bore weighted-average interest at an annual interest rate of 6.81% and 6.62% based on a one-month term SOFR period resulting in interest expense of $1.7 million and $3.8 million during the third quarter and first three quarters of fiscal 2024.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2024.

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
Letters of Credit
At the end of fiscal 2023 and the third quarter of fiscal 2024, we had outstanding letters of credit in the aggregate amount of $8.0 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
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
During the third quarter of fiscal 2024, we repurchased and retired approximately 0.6 million shares of common stock at an average purchase price of $35.38 per share for an aggregate repurchase price of $22.4 million. During the first three quarters of fiscal 2024, we repurchased and retired approximately 4.1 million shares of common stock at an average purchase price of $27.86 per share for an aggregate repurchase price of $114.3 million. Approximately $166.8 million remained under our share repurchase authorization as of the end of the third quarter of fiscal 2024.

The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Three Quarters of Fiscal
	2023	2024
Net cash provided by operating activities	$534,208	$433,297
Net cash provided by investing activities	$160,267	$45,078
Net cash used in financing activities	$(364,743)	$(530,622)
Operating Activities
Net cash provided by operating activities during the first three quarters of fiscal 2023 and 2024 was primarily driven by cash collections from sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. The year-over-year decrease in net cash provided by operating activities was impacted by higher Evergreen//One sales that include flexible payment terms, employee compensation payments, increase in our outstanding accounts receivable, and timing of certain vendor payments and receipt of rebates.
Investing Activities
Net cash provided by investing activities during the first three quarters of fiscal 2024 was driven by net maturities of $196.7 million in marketable securities, partially offset by $151.6 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the construction of our new headquarters facility.
Net cash provided by investing activities during the first three quarters of fiscal 2023 was driven by net maturities of $260.2 million in marketable securities, partially offset by $97.9 million in capital expenditures.
Financing Activities
Net cash used in financing activities during the first three quarters of fiscal 2024 was primarily driven by cash outflows related to the repayment of the principal amount of the Notes of approximately $575.0 million, share repurchases of $114.3 million and tax withholding on vested equity awards of $16.6 million. These cash outflows were partially offset by primarily proceeds from borrowing under the Credit Facility of $100.0 million, the issuance of common stock from employee stock purchase plan (ESPP) of $45.1 million, and the exercise of stock options of $32.9 million.
Net cash used in financing activities during the first three quarters of fiscal 2023 was primarily driven by full repayment of the $250.0 million outstanding under the Credit Facility, share repurchases of $151.6 million and tax withholding on vested equity awards of $16.1 million, partially offset by proceeds from the issuance of common stock from ESPP of $40.0 million and the exercise of stock options of $19.1 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the third quarter of fiscal 2024 we had cash, cash equivalents and marketable securities of $1.4 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $8.0 million at the end of the third quarter of fiscal 2024.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the third quarter of fiscal 2024 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $8.4 million at the end of the third quarter of fiscal 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the third quarter of fiscal 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2024 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•We expect sales of our Evergreen//One, and Evergreen//Flex subscription and consumption offerings will continue to grow and represent a larger percentage of our total sales. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue as the order is fulfilled. Revenue for our Evergreen//One and Evergreen//Flex offerings are recognized over a period of time, and the majority of revenue is included in subscription services revenue. As such, we would expect the sales growth of our Evergreen//One and Evergreen//Flex offerings to have a near-term impact on both product and total revenue growth.

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
Our sales efforts involve educating our customers about the use and benefits of our products and often involves an evaluation process that can result in a lengthy sales cycle, particularly for larger customers and especially in an economic slowdown. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Macroeconomic concerns and the pandemic have impacted our sales efforts, such as by shifting customer priorities and reducing in-person meetings and events. In addition, purchases are frequently subject to our customers' budget constraints, multiple approvals and unplanned administrative and other delays. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. As a result, our revenue and operating results may fluctuate from quarter to quarter. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other technology products generally.
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
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. We continue to expand our large capacity data storage products to compete directly with hard disk systems, and that strategy may take longer than we anticipate or may not succeed due to unforeseen factors. We may be unable to continue capturing significant storage workloads for AI environments. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our storage platform could adversely affect the demand for our products.
Offerings from large public cloud providers are expanding quickly and serve as alternatives to our products for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend reduces the demand for storage systems developed by original equipment manufacturers, such as us. It is difficult to predict customer adoption rates of new offerings, customer demand for our products or the future growth rate and size of our addressable market. Reduced demand for our data storage products caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
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
Many of our competitors have developed or acquired storage technologies with features or data reduction technologies that directly compete with our products or have introduced business programs designed, among other things, to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve their products, reduce their prices and introduce new offerings that may, or may claim to, offer greater value compared to our products. These developments may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against our competitors.

Many of our competitors have long-standing relationships with key decision makers at current and prospective customers, which may inhibit our ability to compete.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our products. Additionally, most of our prospective customers have existing storage products supplied by our competitors who have an advantage in retaining the customer because, among other things, the incumbent vendor already understands the customer’s IT infrastructure, user demands and needs, or the customer is concerned about actual or perceived costs of switching to a new vendor and technology. If we are unable to sell our products to new customers or persuade existing customers to continue purchasing our products, we will not be able to maintain or increase our market share and revenue, which would adversely affect our business and operating results.
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
We rely on a limited number of suppliers and, in some cases, on single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. If we are unable to obtain components from our existing suppliers, we may need to obtain these components through secondary sources or markets. Our reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:
•the inability to obtain, or delay in obtaining, an adequate supply of key components, including flash;
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
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to supply chain constraints, component quality and inflationary pressure. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. Our forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we have excess supply, we may reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that exacerbate other risk factors and result in delayed revenue, reduced product margins or lost sales opportunities altogether. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
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
Building and maintaining brand recognition and customer goodwill is critical to our success. On occasion, our competitors' marketing efforts have included negative or misleading statements about us and our products. If we are unable to effectively respond to our competitors' marketing efforts and protect our brand and customer goodwill now or in the future, our business will be adversely affected.
Sales to governments are subject to a number of challenges and risks that may adversely impact our business.
Sales to governmental agencies may in the future account for a significant portion of our revenue and sales to governmental agencies pose additional challenges and risks to our sales efforts. Government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which may adversely affect public sector demand for our products and services. We sell our products to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.
Risks Related to Our Products and Subscription Services Offerings
If we fail to develop and introduce new or enhanced products successfully, our ability to attract and retain customers could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, capacity, functionality and reliability and that meet our customers' expectations, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovate business models such as Evergreen//One to improve our competitive position. We continue to expand our large capacity data storage products to compete directly with hard disk systems. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new products by our competitors, or the emergence of alternative technologies or industry standards could render our products obsolete or less competitive.
As we introduce new or enhanced products, we must successfully manage their launch and customers adoption. If we are not able to successfully manage the development and release of new or enhanced products, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced products, such as new or improved software features, that meet our customers' needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.

If we fail to execute our transition to subscription offerings successfully, our revenues and results of operation may be harmed.
We offer all of our products and services on a subscription basis, including our hardware and software products through Evergreen//One and Cloud Data Services. Our subscription offerings are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain profitability with these business models. Our subscription offerings require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. In addition, these business models may require compliance with additional regulatory, legal and trade licensing requirements in some countries. Continued market acceptance of subscription offerings will depend on our ability to create a seamless customer experience and optimally price our products in light of marketplace conditions, our costs and customer demand. Subscription offerings will cause us to incur incremental operational, technical, legal and other costs. Additionally, the subscription models offered by us and our competitors may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our subscription offering strategy, our financial results could be negatively impacted.
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
We have significantly expanded our overall business, customer base, headcount, channel partner relationships and operations in prior periods, and we anticipate that we will continue to expand and experience growth in future periods. For example, our total revenue has increased at nearly a 19% compounded annual growth rate during the last three fiscal years ending on February 5, 2023, and our headcount increased from nearly 4,900 at the end of the third quarter of fiscal 2023 to approximately 5,500 employees at the end of the third quarter of fiscal 2024. Our future operating results will depend to a large extent on our ability to successfully sustain our growth and manage our continued expansion. To sustain and manage our growth successfully, we believe that we must, among other things, effectively allocate resources and operate our business across a wide range of priorities.
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

We expect that sales from our Evergreen//One and Evergreen//Flex subscription and consumption offerings will increase as a percentage of our total sales over time and will have a near-term impact on both product and total revenue growth.
Our sales from our Evergreen//One and Evergreen//Flex subscription and consumption offerings have been increasing as a percentage of total sales, and we expect this trend to continue. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue when the order is fulfilled. By contrast, revenue for our Evergreen//One and Evergreen//Flex subscription and consumption offerings is recognized over the term of the relevant contract period and the majority of revenue is included in subscription services revenue. As our Evergreen//One and Evergreen//Flex subscription and consumption offerings grow it may negatively impact both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons.
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
Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions. The risk that these types of events could seriously harm our business is likely to increase as we expand our network of channel partners, resellers and authorized service providers and operate in more countries. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. If any of these types of security breaches occurs and we are unable to protect our products, systems and data, or if we are perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our products could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information.
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
We believe that our company culture has been a critical contributor to our success. Our culture fosters innovation, creativity, teamwork, passion for customers and focus on execution, and facilitates critical knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures and those of incumbent vendors, is a key competitive advantage and differentiator for our customers and partners. As we grow and change or are required to adapt to changes in business operations, including expectations around work location, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
Our long-term success depends, in part, on sales outside of the United States, which subjects us to costs and risks associated with international operations.
We maintain operations outside of the United States, which we have been expanding and intend to continue to expand in the future. As a company headquartered in the United States, conducting and expanding international operations subjects us to costs and risks that we may not face in the United States, including:
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
•political, social and economic instability abroad, terrorist attacks, war (such as the conflicts in Israel and Ukraine) and security concerns in general; and
•reduced or varied protection for intellectual property rights in some countries.
The occurrence of any of these risks could negatively affect our international operations and, consequently, our business, operating results and financial condition generally.
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
Any intellectual property rights claim against us or our customers, suppliers, and channel partners, with or without merit, could be time-consuming and expensive to litigate or settle, divert management’s resources and attention from operating our business and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. An adverse determination also could invalidate our intellectual property rights, prevent us from manufacturing and selling our products and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense.
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

Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, we have been subject to the EU General Data Protection Regulation, or GDPR, since May 2018 and to the California Consumer Privacy Act (CCPA) since January 2020. Additionally, the California Privacy Rights Act (CPRA), which modifies the CCPA, became fully effective as of January 1, 2023, although enforcement of CPRA regulations has been delayed by a court order until March 2024. Other states have proposed, and in certain cases enacted, similar laws. These and potentially other future privacy regulations may require us to make further changes to our policies and procedures in the beyond what we have already done. Our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. We made changes to our data protection compliance program in relation to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. The potential effects of new or modified privacy laws may be far-reaching and require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such laws that impact the performance and competitiveness of our products and solutions.
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

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure investors that the anticipated benefits of any acquisition or investment will be realized. In connection with these types of transactions, we may issue additional equity securities that dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $40.17, through December 6, 2023. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. We have experienced global economic uncertainty, inflation, rising interest rates, supply chain constraints, labor shortages, civil unrest and political and fiscal challenges in the United States and abroad and may continue to experience these events in the future, which can arise suddenly and affect the rate of information technology spending and could adversely affect our customers' ability or willingness to purchase our products and services. For example, the global macroeconomic environment could be negatively affected by high interest rates, the conflicts in Israel and Ukraine, the growth rate in the economy of the European Union, China, or the United States, trade relations between the United States and China, the impact of public health epidemics or pandemics, and other geopolitical events. Additionally, the United Kingdom's exit from the European Union is disruptive and remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and any exit from the European Union could lead to adverse economic consequences. Weak economic conditions would likely adversely impact our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices of our products and services.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the third quarter of fiscal 2024 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
August 7 - September 3	$38.57	13	$188,769
September 4 - October 1	$36.53	260	$179,287
October 2 - November 5	$34.45	362	$166,821
(1) In March 2023, our Board of Directors authorized share repurchases of up to an additional $250.0 million of our common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the third quarter of fiscal 2024 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
August 7 - September 3	$26.73	1	$9
September 4 - October 1	$35.98	130	$4,746
October 2 - November 5	$—	—	$—

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the third quarter of fiscal 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PURE STORAGE, INC.

Date:	December 14, 2023	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 14, 2023	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)