Form 10-K
period 2024-02-04
Pure Storage, Inc.
filed 2024-04-01
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 4, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 4, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $11.0 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant's Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 26, 2024, the registrant had 324,910,308 shares of Class A common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 4, 2024.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, high inflation, rising interest rates, and a slowdown in demand, our ability to sustain or manage our growth and profitability, our expectations regarding demand for our products and services, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to capture storage workloads for AI environments, our ability to realize benefits from our investments, including development efforts and acquisitions, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, specifically customer priorities around sustainability, our sustainability goals and the benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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

PART I
Item 1. Business.

Overview
Data is foundational to our customers’ business transformation, and we are focused on delivering an innovative and disruptive data storage platform that enables customers to maximize the value of their data.
We are a global leader in data storage and management with a mission to redefine the storage experience by simplifying how people consume and interact with data. Our vision of an all-flash data center integrates our foundation of simplicity and reliability with four major market trends that are impacting all organizations large and small: (1) increasing demand to consume data storage as a service; (2) the shift to modernizing today's data infrastructure with all-flash; (3) the increase of modern cloud-native applications; and (4) increasing demand for data storage to support the acceleration in artificial intelligence (AI) adoption while managing rising energy costs.
Our data storage platform supports a wide range of structured and unstructured data, at scale and across any data workloads in hybrid and public cloud environments, and includes mission-critical production, test and development, analytics, disaster recovery, backup and restore, AI and machine learning.
Our Strategic Growth Pillars
Our four strategic growth pillars, driven by the above four market trends, are as follows:
1.Grow our subscription services business and drive differentiation with as-a-Service and Cloud operating model
We are leading in the storage as-a-service market by leveraging our Evergreen upgradable architecture that brings the benefits of the cloud operating model to an on-premises storage purchase. Evergreen//One extends the Evergreen architecture and subscription to deliver data storage to customers as capacity and performance SLAs in a much more flexible, optimized and efficient manner. We are focused on providing these services through our technology rather than merely creating a financial and professional services construct.
2.Expand All-Flash into new use cases served by disk today
We continue to drive industry disruption by further expanding flash into historical disk use cases, leveraging our flash software leadership, currently with quad-level cell (QLC) flash. We see a tremendous growth opportunity as flash economics coupled with the growth in unstructured data disrupt the current hybrid and mechanical disk market. For instance, our Pure//E family of products delivers flash reliability and efficiency at prices now comparable to traditional hard disk systems.
Our extended advantage stems from three technology differentiators: Our leadership with direct-to-NAND software, our integrated hardware/software direct flash modules, and our data reduction capabilities. Because our highly sophisticated flash management software requires less NAND, we drive significant efficiency advantages over SSDs by eliminating over-provisioning, extending endurance, requiring far less common equipment and reducing environmental impact.
3.Deliver hybrid cloud architecture and data services for modern applications
We are extending our leadership position in delivering the cloud operating model and enabling cloud-native applications. We are empowering our customers to run and operate storage as-a-service, for both traditional and modern applications. We are committed to delivering a hybrid cloud architecture which includes Portworx. Our Portworx software solution is the leader in the enterprise Kubernetes/container data space, providing customers a secure solution for both their primary container storage needs, as well as their critical data workflows like backup, disaster recovery and migration.
Portworx, along with Cloud Block Store, allows us to help customers operationalize their hybrid-cloud environment by enabling them to run and deploy both traditional and cloud-native apps on-premise and in-cloud with the same process and operations.

Pure Fusion and Portworx Data Services delivers a true hybrid cloud architecture to hybrid environments. and Pure Fusion extends the cloud operating model by automating the delivery of our storage offerings with a Kubernetes-delivered control plane. Portworx Data Services creates another first mover advantage as we enable IT departments to provide and manage sophisticated data services with rapid deployment, scaling, management and self-service onboarding for their line of business users.
4.Meet the customer demand for AI with our energy efficient Data Storage Platform
AI adoption is accelerating across industries, yet most organizations lack the necessary infrastructure to handle the high-performance data demands and energy requirements essential for maximizing its benefits. We deliver unrivaled efficiency and performance at every step of the AI process, from data curation to model training to inference regardless of where customers sit in their AI adoption journey.
Data Storage Platform
Our data storage platform is revolutionizing the storage industry. We have built a unified data storage and management platform (Platform) comprised of highly differentiated all-flash technology, products and subscription services that helps organizations reduce the complexity, increase reliability, and reduce costs of their data infrastructure. Key benefits achieved through the adoption of our Platform include:
•Simplified Infrastructure - Our Platform reduces the complexity and risks of traditional data infrastructure as our Purity Operating Software enables our customers to unify the majority of their fragmented block, file and object storage workloads onto a single storage and management environment that is simple to deploy, run and manage. We use Purity Operating Software on all of our storage solutions and Cloud Block Store to deliver a consistent experience whether deployed in a cloud, on-premises or hybrid cloud environment. This single Platform environment makes accessing data easier and faster which is proving critical in an environment driven by AI that requires infrastructure that can handle high-performance data demands.
•Operating like a Cloud - Powered by Purity, Pure1 cloud management, Evergreen architecture and Pure Fusion, the Platform operates like a cloud, delivering on-demand, self-service storage and managed data services backed by service level agreement (SLA) guarantees. Organizations can manage all of their data types and workloads, from the data center to the cloud with our single, consistent platform, true data mobility, and flexible consumption models.
•No Downtime - Our Platform delivers all-flash storage for data spanning from Tier-0 workloads to cost-sensitive archives that is 10x more reliable than our all-flash competitors with our unique, vertically integrated hardware, controller and software. Our Platform increases reliability by ending unexpected and planned downtimes to keep an organization's data available 24/7 year-round through proactively managed SLAs that ensure 99.9999% uptime with predictive integrated support.
•Never Obsolete - Our Platform provides scalable, on-demand storage through our Evergreen offerings that is never obsolete, continuously improving and without disruptive forklift upgrades. Through continual hardware and software upgrades that are delivered non-disruptively through our Evergreen program, our Platform includes the latest technology and features.
•Cost Savings and Efficiency - Our Platform reduces storage costs, energy and labor by providing a range of Evergreen as-a-service consumption models, from self-managed to fully-managed, that enable organizations to choose how and when they consume and interact with their data. With a fully-managed Evergreen//One or Evergreen//Flex subscription, organizations also enjoy the benefit of having their power and rack space costs be paid by us. Our flash-optimized systems generally require 5-10x less labor to operate, and use 2-5x less power and space compared to competitive all-flash storage configurations, resulting in at least 50% lower total cost of ownership. This reduction in power usage and space is proving critical in an environment driven by AI given the massive energy demands of AI.
•Sustainability - We continue to invest in and innovate for a low carbon global economy and are committed to the continued delivery of an enterprise-grade storage platform and innovative services that empower our customers to operate sustainably and efficiently in pursuit of their emissions reduction goals and transition to greener data centers. Our technology differentiators such as DirectFlash, provide significant environmental sustainability benefits by offering the most efficient and densest flash modules, leading to higher capacity storage with a smaller hardware footprint. This not only lowers the costs of our systems but also their environmental footprint.

Built upon a common architecture, a common operating system, and a single management plane, our Platform allows customers to operate their storage like a public cloud experience. The following diagram depicts our Platform and the underlying technology, storage systems and offerings.
We pioneered the use of solid-state, All-Flash technology in enterprise storage with a clean-slate approach to building Flash-based systems and have continued to expand our leadership position and technology differentiation across our tightly integrated software and hardware.
Purity Operating Software
Our Purity Software was designed from the ground-up to maximize the benefits of solid-state storage. By focusing on All-Flash, our Purity software is able to deliver (1) superior performance by optimizing how data is placed and accessed on Flash, (2) reliability through optimizing the use of Flash in our systems, (3) density via our designed-for-flash algorithms, data structures and data reduction capabilities, and (4) environmental sustainability efficiencies through our integrated hardware and software thereby enabling our systems to use the same amount of data storage with significantly less power, space and e-waste.
Our Purity software is shared across our flash-optimized systems and provides leading enterprise-class data services such as always-on data-reduction, data protection and encryption, as well as a wide range of storage protocols such as block, file and object.
The advantages unlocked by our Purity software are significantly amplified by our integrated DirectFlash hardware technology. With DirectFlash, we build Flash Modules designed to work directly with NAND Flash chips, highly integrated and optimized for our Purity software. This deep integration of hardware and software allows us to be a proven leader in all-flash performance, reliability and efficiency from mainstream triple-level cell (TLC) flash and capacity-oriented QLC flash that delivers unparalleled density.
While QLC can make flash more economical, it requires significantly more sophisticated management, optimization and tuning to use effectively. With DirectFlash, we deliver the performance and density benefits of QLC flash, without compromising on efficiency, reliability or performance consistency. With DirectFlash, we are leading the industry, and accelerating the transition of disk to flash by replacing low-cost hybrid-flash and disk arrays. In close collaboration with key QLC flash partners, we intend to drive our density roadmap for DirectFlash from the current 75TB to 300TB, building a 5x density advantage over our competition who leverage SSDs. Our increasing density roadmap for DirectFlash also substantially expands our cost and power efficiency advantages when compared to both disk and SSDs.

Integrated Hardware Systems
•FlashArray provides solutions for block-oriented storage, addressing database, application, virtual machine and other traditional workloads. FlashArray was the industry’s first all-flash array and is driving the industry-wide transition from disk to Flash. FlashArray pioneered the approach of software designed from the ground-up for Flash and set the stage for industry leading simplicity, reliability, and rich data services. FlashArray has evolved through seven generations of controllers, a 100x increase in density, and a transition to all-NVMe flash - all delivered to customers non-disruptively through our Evergreen service.
•FlashArray//X delivers next-gen performance for mission critical workloads. Through unified block and file storage designed to be powerful and simple to use, FlashArray//X supports everything from Tier 1 databases to large-scale virtualized and cloud-native applications, with a non-disruptive upgrade path. Based on TLC flash, our latest R4 edition released in June 2023 delivers up to 40% higher performance and over 80% increased memory speeds to support greater workload consolidation, a 30% inline compression boost to stretch storage capacity further, and new ransomware protection capabilities.
•FlashArray//C delivers the benefits of NVMe flash, performance and consolidation to simplify Tier-2 application and storage estates. FlashArray//C extends the core technology of FlashArray and DirectFlash technology to incorporate QLC flash to modernize and replace hybrid-flash and Tier-2 disk arrays. The benefits of QLC delivered by FlashArray//C are only achievable through our DirectFlash integrated hardware and software approach, and places us in a unique and differentiated position to accelerate the transition from disk to flash. In June 2023, we released our latest R4 edition that delivers up to 40% higher performance, a 30% inline compression boost to stretch storage capacity further, and new ransomware protection capabilities.
•FlashArray//XL sets a new bar of higher performance, scale and capacity for the most demanding workloads and mission critical data-based applications.
•FlashArray//E, released in November 2023, extends the Pure//E family, to deliver the simplicity and efficiency of flash for all file and block data repositories for up to 4 petabytes (PB) of data, from content libraries to backup sets to active archives. FlashArray//E enables customers to benefit from an 80% reduction in power and space, 60% lower operational costs, and 85% less e-waste compared to disk.
•FlashArray File Services delivers enterprise level multi-protocol file storage on FlashArray. As part of an unified approach to block and file data management, File Services reduces operational overhead by giving storage administrators policy driven automated management at the director, share, or virtual machine (VM) level. File Services delivers simplicity of management to a broad set of scale-up file data workloads including user data and department shares, content repositories such as Picture Archiving and Communication System (PACS) and video data, file-based applications, and now Network File System (NFS) datashares for virtual infrastructure.
•FlashBlade provides solutions for managing and processing unstructured data workloads of all types - from the most demanding modern "big data'' applications such as real-time log analytics and commercial High Performance Computing (HPC) to data protection and recovery. Further, FlashBlade can manage and process the massive amounts of data created for large scale AI training environments as well as support AI-connected applications. FlashBlade was the industry's first all-flash array optimized for modern unstructured file and object applications, and enables performance at multi-Petabyte scale. FlashBlade is a scale-out system built on Purity and DirectFlash Modules, combining integrated software-defined networking that delivers revolutionary performance and simplicity. FlashBlade's scale, simplicity, and multiple protocols allows customers to consolidate a diverse set of modern workloads while benefiting from cost-effective all-flash performance.
•FlashBlade//S, a flexible all-QLC system that delivers scalable and sustained high performance to handle the most demanding workloads including computational analytics and AI, image search and recognition, electronic design automation, media special effects, high performance computing and data protection.

•FlashBlade//E, released in April 2023 as the first product in our Pure//E family, is a scale-out unstructured data repository for 4 PB or more of data that makes the management of unstructured data growth more efficient, reliable, and sustainable with an user experience and economics that enable organizations to eliminate the last remnants of disk in their data center. FlashBlade//E provides the benefits of all-flash at an acquisition cost that is comparable to disk-based alternatives with lower operational costs, including up to five times less power consumption.
Cloud-Native Storage
•Portworx by Pure Storage is the market leader in cloud-native Kubernetes data management. As most modern and new software development is shifting to cloud-native architectures, Portworx is the only data management platform that is able to provide robust enterprise-grade container storage, coupled with data-protection workflows such as Kubernetes backup, disaster recovery and migration, and enable portability between on-premise, hybrid cloud and multi-cloud environments. The entire Portworx suite, inclusive of Portworx Enterprise, PX-Backup, and Portworx Data Services, is available as-a-service.
•Portworx Data Services is the industry’s first Database-as-a-Service Platform for Kubernetes. Today's applications are composed of dozens or even hundreds of microservices, often supported by multiple data services. Managing each of these data services in a dynamic, Kubernetes world is complex and time-consuming. With Portworx Data Services, DevOps engineers can deploy managed, production-grade data services with the click of a button, on and across private and public clouds. With deployment options from the industry’s broadest catalog of databases for SQL, NoSQL, search, streaming, and more, Portworx Data Services helps developers get started faster. Portworx Data Services also fully automates Day-2 operations, including monitoring, backups, high availability, disaster recovery, migration, auto-scaling, and security.
Cloud Operating Model
We deliver modern cloud-oriented services, management and automation to customers across their on-premises, private and public cloud environments. These elements form what we call the Cloud Operating Model delivered through our Pure Fusion, Evergreen architecture and Pure1 cloud management plane.
•Pure Fusion
Pure Fusion brings the simplicity of the cloud operating model anywhere with on-demand consumption and back-end provisioning, delivering an autonomous storage-as-code management platform. Pure Fusion is delivered through a Software-as-a-Service (SaaS) management plane and enables storage administrators to unify storage arrays and optimize storage pools. Pure Fusion allows administrators to offer storage through customized storage service classes providing storage consumers on-demand API-access to storage services, while automating previously complex tasks, such as storage provisioning, workload placement, workload mobility, and fleet rebalancing.
•Evergreen Architecture
Our differentiated Evergreen architecture enables our hardware storage systems to not become obsolete or require wholesale replacement like traditional systems. Our architecture includes several key technology elements that allow our arrays to be upgraded non-disruptively, which is a critical underpinning of delivering a full as-a-service experience:
•Future-proof Hardware - We design and build each component (e.g. storage controllers, flash modules) of our hardware systems to be independently replaceable and upgradable, allowing our flash-optimized hardware to be more reliable and with longer service lifetimes.
•Non-Disruptive Upgrades - We have the ability to upgrade both hardware and software completely non-disruptively, resulting in continuous online improvement, without creating disruption or affecting running production systems.
•Telemetry and Pure1 - Continuous telemetry collection coupled with AI-driven intelligent analytics supported by machine learning models allows us deliver both predictive and proactive recommendations, targeted assessments, and workload planning based on knowledge accumulated across our entire fleet. Pure1, our AI-driven cloud-based management platform, allows us to target and focus the most relevant innovation and improvements to our customers, delivered through Evergreen.

•Evergreen//One
Evergreen//One offering delivers data storage services based on service-level-agreements (SLAs). Evergreen//One unifies on-premises and public-cloud data storage services in a single storage subscription service that delivers a true hybrid cloud experience. With Evergreen//One, customers have flexibility to choose performance and capacity needs as well as where they consume and pay for their storage needs.
In October 2023, we introduced a first-of-its-kind commitment to pay power and rack space costs for customers that activate an Evergreen//One or Evergreen//Flex subscription.
•Evergreen//Flex
Evergreen//Flex is a fleet-level Evergreen architecture that offers users the advantage of data storage hardware ownership with a lower upfront cost and a flexible pay-as-you-go subscription. Evergreen//Flex provides the flexibility and adaptability to move performance and stranded capacity to where data and applications need it most, with the security and control that comes from ownership of the solution.
•Cloud Block Store is an enterprise-grade, virtual block storage array that provides customers the flexibility to operate a hybrid cloud model with seamless data mobility across on-premises and public cloud environments. Cloud Block Store is software-delivered, requires no dedicated hardware running in the public cloud or internet colocation data centers, and is designed to be multi-cloud, supporting Amazon Web Services and Microsoft Azure. Cloud Block Store is based upon the same Purity software that powers FlashArray in on-premise environments, enabling customers to easily implement hybrid cloud workflows.
•Cloud Block Store for Azure VMware Solution (AVS) - In August 2023, we expanded our strategic partnership with Microsoft with the introduction of Cloud Block Store for AVS. Cloud Block Store running in Azure delivers the same cloud-like experience as public clouds built on VMware for storage by extending the data services and user experience of the Purity operating environment to AVS, simplifying cloud data mobility and help organizations optimize their AVS data storage costs.
Our Customers
Our global customer base is over 12,500 at the end of fiscal 2024. Both large enterprises and smaller organizations with limited IT expertise or budgets benefit from using our technology. We have deployed our products and subscription services to customers across multiple industry verticals and geographies. We define a customer as an entity that purchases our products and services either from one of our channel partners or from us directly.
Our enterprise business model supports the largest global organizations, including hyperscalers and managed service providers (MSPs). Today, we are in approximately 60% of Fortune 500 companies, and the loyalty of our customers is reflected in our market-leading, certified customer Net Promoter Score (NPS) of 82 as of December 31, 2023.
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
Technology Alliances. We work closely with technology partners that help us deliver an ecosystem of world-class solutions to our customers and ensure the efficient deployment and support of their environments. Our technology partners include application partners such as VMWare, Microsoft, Oracle and SAP, cloud partners such as Microsoft Azure, AWS, Google, and IBM, data protection partners such as Commvault and Veeam, and infrastructure partners such as Cisco and NVIDIA. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.

Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating our Platform advantages and demand generation for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions, digital marketing and public relations.
Research and Development
Our research and development efforts are focused on innovation, building new features and functionality for our existing products and subscription services, developing software, and building new solutions. Our Platform integrates both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Our research and development teams are primarily based in Santa Clara, California, Prague, Czech Republic, Bangalore, India, Bellevue, Washington, and Vancouver, Canada. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue investing globally in significant resources for our ongoing research and development efforts.
Manufacturing
Our contract manufacturers manufacture, assemble, test and package our products in accordance with our specifications. We provide our contract manufacturers with a rolling forecast for anticipated orders, which our contract manufacturers use to build finished products. The products mix and volumes are adjusted based on anticipated demand and actual sales and shipments in prior periods. We work closely with our contract manufacturers to meet our products delivery requirements and to manage the manufacturing process and quality control. We also utilize a range of training and assessment tools from the Responsible Business Alliance to support continuous improvement in the social, environmental and ethical responsibility of our supply chain.
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
In addition, we compete against cloud providers and vendors of hyperconverged products. Some large-scale cloud providers, known for developing storage systems internally, offer alternatives to our data storage solutions for a variety of customer workloads. Our market attracts new startups and more highly specialized vendors, as well as other vendors that may continue to acquire or bundle products that compete with our offerings. All of our competitors utilize a broad range of competitive strategies.
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
Human Capital Resources
Our People and Organization
We are committed to demonstrating our core values — customer-first, persistence, creativity, teamwork, and ownership — and we believe that the interplay of strategy, organization, talent, and culture enables us to achieve outstanding results for all of our stakeholders.
We employ nearly 5,600 employees globally - approximately 3,500 in the U.S. and over 2,000 internationally as of the end of fiscal 2024. Our workforce is distributed across over 30 countries and we continue to expand our location strategy to ensure we can obtain the right skills and have a global mindset with diversity of thinking. Our business growth presents us with the opportunity to attract talent and provide competitive employee value propositions in terms of work environment, pay, benefits, professional development and career growth opportunities that help meet the varying needs of our workforce.
Our human capital strategy is developed by our executive committee and led by our Chief Administrative and Legal Officer (CALO). The CALO delivers human capital reports to our Board of Directors and compensation and talent committee on a quarterly basis.
Attracting, Developing and Retaining Talent
In fiscal 2024, we grew headcount to advance our innovation, customer experience, and sales coverage.
To foster our employees' and our success, we seek to create an environment where people can thrive and do their best work. We strive to maximize our employees' potential by creating a respectful, inclusive work environment with training and development programs that enable our global employees to create products and services that furthers their career goals and our corporate mission. We also have global performance management and internal mobility programs to enable employee development, growth and performance.

Diversity, Equity, and Inclusion (DEI)
We continue to make strides to advance DEI. We believe that "walking the talk" on DEI is not only the right thing to do, but it results in stronger innovation, improved workplace culture and a stronger bottom line. Our DEI initiatives include:
•Advancing DEI from the top. Through our Inclusive Leadership Index (ILI) we recognize role model behaviors among our leaders at the VP level and above using several defined DEI factors. Quarterly our leaders review results, and develop actions, as needed, to improve their DEI metrics.
•Supporting employee community and connection. Our Employee Resource Groups (ERGs) are a critical way to advance inclusion and belonging through building strong community, connection and opportunities for development among our employees.
•Driving equitable talent processes, pay and promotions. Our talent management processes include specific steps that ensure our performance reviews are equitable by level. We review pay equity twice a year. In addition, we strive to ensure appropriate representation in candidate slates and interviewer panels during the hiring process. We also monitor the career progression ratio of female and underrepresented groups (URGs) versus the overall workforce to ensure equitable promotion practices.
We report on the metrics and progress in the areas mentioned above with our Board of Directors.
Total Rewards
We provide competitive and fair compensation and inclusive benefit offerings. We regularly benchmark our programs against the market to ensure we are delivering competitive salaries, variable pay and equity awards as well as health and welfare benefits to employees. We offer a comprehensive and tailored set of benefits to employees and their families. Our total rewards efforts include:
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
•Pay for performance. Managers differentiate rewards based on business impact and how our employees model our values. We also have resources available for our employees to share our compensation philosophy.
Our Culture as a Competitive Advantage
Our customer-first culture and commitment to innovation create a thriving company that customers, partners, employees and investors love. Employee listening tools and data sources indicate that our high employee engagement is a key enabler of the positive customer experience and strong net promoter scores. Our employee Pulse of Pure Survey is implemented and assessed through a third party vendor. It focuses on measuring employee engagement, organization, team and manager effectiveness, equity, inclusion and belonging, career development and mental health. Our employee NPS has been consistently high since we started surveying employees years ago.
A key tenant of our culture is our commitment to integrity, respect and a safe work environment which is supported by our Speak Up Policy, Code of Conduct, and annual Pure Ethics and Compliance Pulse survey. We continually remind our employees that they are empowered to report concerns without fear of retaliation through our anonymous speak-up hotline and web portal or through their management chain, HR business partner, or Legal team.

Environmental, Social and Governance (ESG)
We are committed to advancing our responsible ESG practices and impact across four key pillars: our technology, environmental, social, and governance.
Our ESG governance model is structured to ensure the appropriate amount of oversight, assessment, and management of ESG risks and opportunities across our organization and supply chain. Our Board of Directors provides ESG oversight through its committees, with the Audit and Risk Committee overseeing environmental, the Compensation and Talent Committee overseeing social and the Nominating and Corporate Governance Committee overseeing governance. In addition, our Board of Directors receives an annual update on our ESG policies, programs and year over year progress towards our goals.
Our ESG executive sponsors are the Chief Financial Officer, Chief Administrative and Legal Officer and Chief Technology Officer. They meet at least quarterly and work through VP and director level leaders who lead our internal ESG committees responsible for assessing, managing and progressing the integration of ESG principles and practices throughout our business operations and supply chain.
In fiscal 2024, we released our FlashBlade//E and FlashArray//E family of products, that significantly reduce power consumption compared to other flash and disk based alternatives. We also are leveraging renewable electricity for our Santa Clara headquarters campus. Our Life Cycle Analysis (LCA) is conducted across our data storage platform and is used in identifying opportunities to reduce the environmental impact of our solutions, and adhering to International Organization for Standardization (ISO) 14040 and 14044 standards.
In fiscal 2024, we joined the Value Balancing Alliance, an organization focused on redefining corporate value creation where the value of a company is measured not only by financial performance but also by contributions to society, nature, and the economy. As part of our membership we are piloting the impact accounting methodology that reflects our first steps toward accounting for the environmental costs across our value chain, including GHG, product materials, water, waste and land use.
To deliver on our 2022 commitment to set science based targets through the Science Based Targets Initiative (SBTi), a global collaboration that guides companies in setting scientifically grounded greenhouse gas emission (GHG) reduction targets to combat climate change, we began developing our targets for Scope 1, 2, and 3 GHG emissions reduction which included updating and verifying our GHG inventory through fiscal 2023 and collaborating with a leading global sustainability consultancy to identify reduction strategies with the latest climate science methodologies approved by the SBTi.
For more information about our ESG priorities, alignment to Sustainability Accounting Standards Board (SASB), Global Reporting Initiative (GRI), United Nations Sustainable Development Goals, and our planned alignment to the Task Force on Climate-related Financial Disclosures (TCFD), please see our fiscal 2023 ESG report at www.purestorage.com/ESG. The contents of our ESG report website are not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC, and any reference to our ESG website is intended to be an inactive textual reference only.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, many of which are beyond our control. Some of the principal risks associated with our business include the following:

•Our business, operating results, and cash flows may be adversely impacted by uncertain macroeconomic conditions and the uncertain geopolitical environment.

•Our sales cycles can be long, unpredictable and expensive, particularly during a global economic slowdown, making it difficult for us to predict future sales.

•We face intense competition from established companies and others.

•If we do not manage the supply of our products and their components efficiently, our results of operation could be adversely affected.

•If we fail to develop and introduce new or enhanced storage offerings successfully, our ability to attract and retain customers could be harmed.

•If we fail to execute our transition to subscription offerings successfully, our revenues and results of operation may be harmed.

•We expect sales of our Evergreen//One and Evergreen//Flex subscription and consumption offerings will continue to grow and represent a larger percentage of our total sales. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue as the order is fulfilled. Revenue for our Evergreen//One and Evergreen//Flex offerings is recognized over a period of time, and the majority of revenue is included in subscription services revenue. As such, we expect the sales growth of our Evergreen//One and Evergreen//Flex offerings to have a near-term downward impact on both product and total revenue growth.

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

Risks Related to Our Business and Industry
Our business, operating results, and cash flows may be adversely impacted by uncertain macroeconomic conditions and the uncertain geopolitical environment.
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Recent macroeconomic and geopolitical events, including inflation, rising interest rates, supply chain constraints, labor shortages, geopolitical tensions such as those involving China and Israel, and political and fiscal challenges in the United States and abroad, have, and may continue to have, an adverse effect on the budgets, confidence and demand of our customers, particularly in the United States where we derive the majority of our revenue. These pressures create a great deal of uncertainty and affect customer demand and our margins, costs and operations. Macroeconomic conditions can and do further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts. If we are unable to successfully manage the effects of these pressures, our business, operating results, cash flows and financial condition may be adversely affected.
Our sales cycles can be long, unpredictable and expensive, particularly during a global economic slowdown, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits of our Platform and often involves an evaluation process that can result in a lengthy sales cycle, particularly for larger customers and especially in an economic slowdown. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Macroeconomic concerns and the pandemic have impacted our sales efforts, such as by shifting customer priorities and reducing in-person meetings and events. In addition, purchases are frequently subject to our customers' budget constraints, multiple approvals and unplanned administrative and other delays. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. As a result, our revenue and operating results have and may continue to fluctuate from quarter to quarter. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other technology products generally.
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
Our business may be harmed by trends in the overall data storage market.
Despite ongoing data growth, the data storage market in which we compete has not experienced substantial growth in the past few years due to a combination of technology transitions, increased storage efficiency, competitive pricing dynamics and changing economic and business environments. Some customers are shifting spending toward the public cloud and software as a service, as well as other storage deployment models. If we fail to accurately predict trends, successfully update our product offerings or adapt our sales programs to meet changing customer demands and priorities, our business, operating results and financial condition could be harmed. The impact of these trends on future growth of the overall data storage market is uncertain. Reductions in the overall data storage market or the specific markets in which we compete would harm our business and operating results.

The evolving market for data storage products makes it difficult to forecast demand for our Platform.
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends. We continue to expand and evolve our Platform to compete directly with hard disk systems, and that strategy may take longer than we anticipate or may not succeed due to unforeseen factors. We may be unable to continue capturing significant storage workloads for AI environments. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our Platform could adversely affect the demand for our Platform.
Offerings from large public cloud providers are expanding quickly and serve as alternatives to our Platform for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend reduces the demand for storage systems developed by original equipment manufacturers, such as us. It is difficult to predict customer adoption rates of new offerings, customer demand for our Platform or the future growth rate and size of our addressable market. Reduced demand for our Platform caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
We face intense competition from established companies and others.
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
Many of our competitors have developed or acquired storage technologies with features or data reduction technologies that directly compete with our Platform or have introduced business programs designed, among other things, to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve their products, reduce their prices and introduce new offerings that may, or may claim to, offer greater value compared to our Platform. These developments may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against our competitors.

Many of our competitors have long-standing relationships with key decision makers at current and prospective customers, which may inhibit our ability to compete.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our Platform. Additionally, most of our prospective customers have existing storage products supplied by our competitors who have an advantage in retaining the customer because, among other things, the incumbent vendor already understands the customer’s IT infrastructure, user demands and needs, or the customer is concerned about actual or perceived costs of switching to a new vendor and technology. If we are unable to sell our Platform to new customers or persuade existing customers to continue purchasing our Platform, we will not be able to maintain or increase our market share and revenue, which would adversely affect our business and operating results.
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
Further, we source some of our product components from suppliers outside the United States, including from China, which subjects us to additional logistical risks and risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could result in import delays or the imposition of increased tariffs on our sourcing partners, which could lead to sourcing or logistics disruptions to our business. For example, there have been, and may continue to be, significant changes to U.S. trade policies, legislation, treaties and tariffs, including announcements of import tariffs and export restrictions. As new legislation and/or regulations are implemented, existing trade agreements are renegotiated or terminated, and trade restrictions and tariffs are imposed on foreign-sourced or U.S. goods, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Our future success is highly dependent upon our ability to establish and maintain successful relationships with our partners, including value-added resellers, service providers and systems integrators. In addition to selling our Platform, our partners may offer installation, post-sale service and support in their local markets. In markets where we rely on partners more heavily, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our Platform or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services provided to our customers, could harm our business, operating results and financial condition.
Our partners may choose to discontinue offering our Platform or may not devote sufficient attention and resources toward selling our Platform. We typically enter into non-exclusive, written agreements with our channel partners. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our channel partners from offering competing products and services. Additionally, our competitors may provide incentives to our existing and potential channel partners to use, purchase or offer their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.
Our brand name and business may be harmed by our competitors' marketing strategies.
Building and maintaining brand recognition and customer goodwill is critical to our success. On occasion, our competitors' marketing efforts have included negative or misleading statements about us and our Platform. If we are unable to effectively respond to our competitors' marketing efforts and protect our brand and customer goodwill now or in the future, our business will be adversely affected.

Sales to governments are subject to a number of challenges and risks that may adversely impact our business.
Sales to governmental agencies may in the future account for a significant portion of our revenue and sales to governmental agencies pose additional challenges and risks to our sales efforts. Governments have and may continue to impose restrictions or requirements that must be complied with in order for us to sell to certain governmental customers. Government demand and payment for our Platform may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which may adversely affect public sector demand for our Platform. We sell our offerings to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our Platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell to certain governmental agencies.
Risks Related to Our Platform
If we fail to develop and introduce new or enhanced storage offerings successfully, our ability to attract and retain customers could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced storage offerings that provide increasingly higher levels of performance, capacity, functionality and reliability and meet our customers' expectations, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovate business models such as Evergreen//One to improve our competitive position. We continue to expand our large capacity data storage offerings to compete directly with hard disk systems. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new storage offerings by our competitors, or the emergence of alternative technologies or industry standards could render our Platform obsolete or less competitive.
As we introduce new or enhanced Platform offerings, we must successfully manage their launch and customer adoption. If we are not able to successfully manage the development and release of new or enhanced Platform offerings, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced Platform offerings, such as new or improved software features, that meet our customers' needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
If we fail to execute our transition to subscription offerings successfully, our revenues and results of operation may be harmed.
We offer our Platform on a subscription basis, including our hardware and software products through Evergreen//One and Cloud Data Services. Our subscription offerings are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain profitability with these business models. Our subscription offerings require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. In addition, our subscription offerings require compliance with additional regulatory, legal and trade licensing requirements in some countries and entail incremental operational, technical, legal and other costs. Continued market acceptance of subscription offerings depends on our ability to create a seamless customer experience and optimally price our offerings in light of market conditions, our costs and customer demand. Additionally, subscription models may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our subscription offering strategy, our financial results could be negatively impacted.

Our Platform is highly technical and may contain defects or bugs, which could cause data unavailability, loss, breach or corruption that might, in turn, result in liability and harm to our reputation and business.
Our products and software are highly technical and complex and are often used to store information critical to our customers’ business operations. Our Platform may contain errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our Platform may only be discovered after they have been installed and used by customers. We have, from time to time, identified vulnerabilities in our Platform. Despite our efforts to detect and remediate actual and potential vulnerabilities in our systems, we cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. We may also incur unexpected costs replacing defective hardware or ensuring that hardware remains interoperable and upgradable. Any of these errors, defects, bugs or security vulnerabilities may leave us, our products and our customers susceptible to exploitation, including by malicious actors. Any errors, defects or security vulnerabilities in our Platform could result in a loss of revenue, injury to our reputation, loss of customers or increased service and warranty costs, which could adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.
We could face claims for product liability, tort or breach of warranty. We may not be able to enforce provisions in our contracts relating to warranty disclaimers and liability limitations. Defending a lawsuit, regardless of its merit, would be costly and could divert management’s attention and adversely affect the market’s perception of us. Our business liability insurance coverage may be inadequate with respect to a claim and future coverage may not be available on acceptable terms or at all. Any of these issues could result in claims against us, and our business, operating results and financial condition could be harmed.
If we are unable to ensure that our products interoperate with third party operating systems, software applications and hardware, we may lose or fail to increase our market share.
Our products must interoperate with our customers’ infrastructure, specifically networks, servers, software and operating systems, which are offered by a wide variety of vendors. When new or updated versions of these operating systems or applications are introduced, we may need to develop updated versions of our software so that our products continue to interoperate properly. We may not deliver or maintain interoperability quickly, cost-effectively or at all as these efforts require capital investment and engineering resources. If we fail to maintain compatibility of our products with these infrastructure components, our customers may not be able to fully utilize our Platform, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our Platform, which may harm our business, operating results and financial condition.
Our Platform must conform to industry standards in order to be accepted by customers.
Generally, our products comprise only a part of an IT environment. The servers, network, software and other components and systems deployed by our customers must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in this ecosystem to conform to prevailing industry standards. These companies are often significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that our customers prefer. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, sales of our Platform could be adversely affected, which may harm our business.

Our ability to successfully market and sell our Platform is dependent in part on ease of use and the quality of our customer experience, and any failure to offer high-quality technical services and support could harm our business.
Once our customers deploy our Platform, they depend on our customer experience organization to drive non-disruptive upgrades and resolve technical issues. Our ability to provide effective technical services is largely dependent on our ability to attract, train and retain qualified personnel, as well as to engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our reputation and on recommendations from our existing customers. Although our Platform is designed to be interoperable with existing servers and systems, we may need to provide customized installation and configuration services to our customers before our Platform is fully operational in their environments. Any failure to maintain or a market perception that we do not maintain, high-quality technical services and support could harm our reputation, our ability to sell our Platform to existing and prospective customers and our business.
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
Our strategy is to continue investing in marketing, sales, support and research and development. We believe continuing to invest heavily in our business is critical to our future success and meeting our growth objectives. We anticipate that our operating expenses will continue to increase in absolute terms. Even if we achieve or maintain significant revenue growth, we may experience losses, forgoing near-term profitability on a U.S. GAAP basis.
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
•our ability to develop, introduce and ship new Platform offerings that meet customer requirements and to effectively manage product transitions;
•changes in the competitive dynamics of our markets, including new entrants or price discounting;
•our ability to control or mitigate costs, including our operating expenses, to support business growth and our continued expansion;
•the impact on our revenue mix from changes in our customers' purchasing behavior due to their cost of capital;
•the impact of inflation on labor and other costs, other adverse economic conditions and the impact of public health epidemics or pandemics; and
•future accounting pronouncements and changes in accounting policies.
The occurrence of any one of these factors could negatively affect our operating results in any particular quarter.
The sales prices of our Platform offerings may fluctuate or decline, which may adversely affect our gross margins and operating results.
The sales prices of our offerings may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints, inflation and other adverse economic conditions. Competition continues in the markets in which we participate, and we expect competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our offerings predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the prices for our products will decrease over product life cycles. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in the volume of sales or the sales of new products with higher margins, our gross margins and operating results could be adversely affected.

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
We expect that our future growth will continue to place strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower than, or develop slower than, we expect or may never materialize. Investors should not consider our revenue growth in prior periods as indicative of our future performance. In future periods, we may not achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to maintain adequate revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. If we are unable to manage our growth successfully, we may not be able to take advantage of market opportunities or release new Platform offerings in a timely manner, and we may fail to satisfy customer expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely impact our growth and affect our business and operating results.
If we are unable to sell renewals of our subscription services to our customers, our future revenue and operating results will be harmed.
Existing customers may not renew their subscription services agreements after the initial period and, given changing customer purchasing preferences, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their available budget and the level of their satisfaction with our Platform, customer support and pricing compared to our competitors. If our customers renew their contracts, they may renew on terms that are less economically beneficial to us. If our customers do not renew their agreements or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.
We expect that sales from our Evergreen//One and Evergreen//Flex subscription and consumption offerings will increase as a percentage of our total sales over time and will have a near-term downward impact on both product and total revenue growth.
Our sales from our Evergreen//One and Evergreen//Flex subscription and consumption offerings have been increasing as a percentage of total sales, and we expect this trend to continue. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue when the order is fulfilled. By contrast, revenue for our Evergreen//One and Evergreen//Flex subscription and consumption offerings is recognized over the term of the relevant contract period and the majority of revenue is included in subscription services revenue. As our Evergreen//One and Evergreen//Flex subscription and consumption offerings grow, it may negatively impact both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
We intend to continue investing in our business growth and may require additional funds to support business initiatives, including the need to develop new Platform offerings or enhance our existing Platform offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we undertake in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited and our prospects and financial condition could be harmed.

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
Risks Related to Our Operations
If our security measures, or those maintained on our behalf, are compromised, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, products, communications or data is compromised, limited, or fails, our business could experience a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, a loss of customers, significant fines, penalties and liabilities, or breach or triggering of data protection laws, privacy policies or other obligations.
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
Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. The threats to information systems and information may include: traditional computer “hackers,” social engineering schemes (for example, attempts to induce fraudulent invoice payments or divert money from us), software bugs, malicious code (such as viruses and worms), personnel misconduct or error, faulty password management, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, as well as attacks from nation-state and nation-state supported actors. We may also be the subject of phishing attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware and other similar issues. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business.
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

Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions. The risk that these types of events could seriously harm our business is likely to increase as we expand our network of channel partners, resellers and authorized service providers and operate in more countries. The economic costs to us to eliminate or alleviate cybersecurity risks and vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. If any of these types of security incidents occurs and we are unable to protect our products, systems and data, or if we are perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our products could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information.
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
Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development (OECD)’s Base Erosion and Profit Shifting (BEPS) recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. The OECD issued model rules for a global minimum tax framework known as Pillar Two, which imposes a global minimum corporate tax rate of 15%. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework and several other countries are also considering changes to their tax laws to implement this framework. Future developments could change our current assessment, and it is possible that the Pillar Two rules could adversely impact our effective tax rate, operating results, financial condition and cash flows in future periods.
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
Our use of open source software could impose limitations on our ability to commercialize our Platform.
We use open source software in our Platform and expect to continue to use open source software in the future. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our Platform. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties in order to continue offering our Platform for certain uses or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may be required to discontinue providing some of our software if re-engineering cannot be accomplished on a timely basis, any of which could harm our business, operating results and financial condition.
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

Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, we have been subject to the EU General Data Protection Regulation, or GDPR, since May 2018 and to the California Consumer Privacy Act (CCPA) since January 2020. Additionally, the California Privacy Rights Act (CPRA), which modifies the CCPA, became fully effective as of January 1, 2023, although enforcement of CPRA regulations was delayed by a court order until March 2024. Other states have proposed, and in certain cases enacted, similar laws. These and potentially other future privacy regulations may require us to make further changes to our policies and procedures beyond what we have already done. Our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. We have modified our data protection compliance program in response to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. The potential effects of new or modified privacy laws may be far-reaching and require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such laws that impact the performance and competitiveness of our Platform. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit competitiveness and adoption of our Platform by current and future customers.
In addition, environmental, social and governance (ESG) reporting and disclosure requirements continue to evolve, with increasing global regulation. Companies must develop an expanded set of metrics and measures, data collection and processing, controls, and reporting processes in order to meet regulatory requirements. For example, the European Union recently adopted the Corporate Sustainability Reporting Directive, which requires us to prepare and provide disclosure on a variety of ESG topics; California recently enacted Senate Bill 261, which will, among other things, require us to prepare and submit climate-related financial risk reports; and the SEC recently adopted rules mandating climate-related reporting requirements. As global ESG regulatory requirements evolve, this could lead to disruptions in our product manufacturing or distribution, increase our operating costs, and harm our profitability. If we fail, or are seen as failing, to effectively respond to ESG regulatory requirements, our reputation and brand could be harmed, demand for our offerings could decline, and our profitability could be adversely impacted.
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
We have completed acquisitions in the past and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction. Moreover, we cannot assure investors that the anticipated benefits of any acquisition or investment will be realized. In connection with these types of transactions, we may issue additional equity securities that dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial impairment or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $57.16, through March 26, 2024. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
•general economic conditions and trends, including the impact of interest rates on the overall stock market and the market for technology company stocks;
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
Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $250.0 million authorized in February 2024. The repurchase authorization has no fixed end date. Although our Board of Directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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
We and our suppliers have operations in locations, including our headquarters in California, that are subject to earthquakes, fires, floods and other natural catastrophic events, such as climate change, severe weather and geological events, which could disrupt our operations or the operations of our customers and suppliers. Our customers affected by a natural disaster could postpone or cancel orders of our products, which could negatively impact our business. Moreover, should any of our key suppliers fail to deliver components to us as a result of a natural disaster, we may be unable to purchase these components in necessary quantities or may be forced to purchase components in the open market at significantly higher costs. We may also be forced to purchase components in advance of our normal supply chain demand to avoid potential market shortages. Our business interruption insurance may be insufficient to compensate us for losses due to a significant natural disaster or due to man-made factors. Any natural catastrophic events may also prevent our employees from being able to reach our offices in any jurisdiction around the world, and therefore impede our ability to conduct business as usual.
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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Risk Management and Strategy
We have implemented and maintain various processes to identify, assess, prioritize, manage, and report on cybersecurity risks that could result in loss or other adverse consequences to Pure Storage. We maintain a variety of channels designed to identify risks, including risks associated with our use of third-party service providers, such as by conducting vulnerability assessments, reviewing audit findings, discussing with key stakeholders, and analyzing security incidents and reports from our employees and others.
We maintain procedures and processes designed to evaluate and respond to certain identified risks. We assess potential adverse impact across a variety of factors, such as financial, product roadmap, brand and reputation, operational performance, and our ability to comply with applicable laws and regulations. Potential responses for cybersecurity risks are:

•Avoiding activities or situations that could lead to harm.
•Engaging in preventative measures, safety protocols, and security enhancements.
•Allocating risk through contract or insurance.
•Developing contingency plans to address potential negative outcomes associated with cybersecurity risks if they occur.
Our cybersecurity program is integrated into our broader enterprise risk management framework. For example, certain members of our executive management evaluate material risks from cybersecurity threats against our overall business objectives and report to our Audit and Risk Committee (Audit Committee) of the Board of Directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time in an effort to identify, assess, and manage material risks from cybersecurity threats. These service providers provide services such as threat intelligence and dark web monitoring. In addition, we engage independent third parties (such as assessors or consultants) to periodically assess the capability and maturity of our cybersecurity program.
Our Governance, Risk, and Compliance (GRC) team oversees our third-party cybersecurity risk management program, which evaluates the security posture of certain third-party vendors. Our assessments may include the collection and verification of various cybersecurity measures implemented by our third-party vendors. Depending upon the third-party vendor as well as the data and information systems to which the vendor will have access, the GRC team may review the vendor’s information security policies and standards, examine the vendor’s certifications and attestations, and review vulnerability assessments or other evaluations.
For a description of the risks from cybersecurity threats that may materially affect our company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor entitled “If our security measures, or those maintained on our behalf, are compromised, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, products, communications or data is compromised, limited, or fails, our business could experience a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, a loss of customers, significant fines, penalties and liabilities, or breach or triggering of data protection laws, privacy policies or other obligations."
Governance
Our Board of Directors addresses the company’s cybersecurity risk management as part of its general oversight function. Our Audit Committee is responsible for overseeing the company’s cybersecurity risk management program, including mitigation of risks from cybersecurity threats. In addition, we have established an Executive Security Council (ESC). The ESC oversees and governs our cybersecurity program.

Our cybersecurity program is implemented and maintained by the Pure Security Office (PSO), a team of security professionals responsible for developing and implementing an information security program designed to protect our assets, including data, networks, applications and people, from cyber threats. The PSO includes individuals with expertise in the following areas and who continue to leverage such expertise at the company in the following manners:
•Governance, Risk & Compliance (GRC). Maintaining cybersecurity policies, standards, and processes in place and providing training to our employees on them.
•Security Operations. Monitoring our critical systems and assets, and that we are able to identify and respond to security incidents in a timely manner.
•Security Engineering & Architecture. Implementing risk-based security controls.
•Product Security. Supporting our product teams’ security objectives by providing design review, certification management, penetration testing, and consulting services, as well as operating security vulnerability management and reporting dashboard capabilities.
•Enterprise resiliency. Developing policies, procedures and practices for critical operations recovery and business continuity in the event of a cybersecurity incident.
The PSO reports to our Audit Committee and ESC on cybersecurity risks. Our Chief Information Security Officer (CISO) meets with the ESC and Audit Committee periodically in an effort to review the company’s cybersecurity risks, the company’s prevention, detection and remediation efforts of cybersecurity incidents (as appropriate), and key cybersecurity performance indicators. We also maintain procedures designed to escalate certain cybersecurity risks and incidents to members of executive management and the board of directors, as appropriate.
Item 2. Properties.
Our corporate headquarters are located in Santa Clara, California. We also maintain offices in multiple locations in the United States and internationally in Africa, Asia, Australia, Europe, and North and South America. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
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
Holders of Record
As of March 26, 2024, there were 36 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the fourth quarter of fiscal 2024 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
November 6, 2023 - December 3, 2023	$32.96	15	$166,323
December 4, 2023 - December 31, 2023	$34.73	273	$156,838
January 1, 2024 - February 4, 2024	$38.67	296	$145,372
(1) In March 2023, our Board of Directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. In March 2024, our Board of Directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. See "Liquidity and Capital Resources—Share Repurchase Program" included under Part II, Item 7 in this Annual Report.
The following table summarizes our shares of restricted common stock that were delivered by certain employees to satisfy tax withholding requirements of equity awards for the fourth quarter of fiscal 2024 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
November 6, 2023 - December 3, 2023	$—	—	$—
December 4, 2023 - December 31, 2023	$36.71	133	$4,897
January 1, 2024 - February 4, 2024	$37.28	230	$8,504

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index for the five years ended February 4, 2024. The graph assumes that $100 (with reinvestment of all dividends) was invested in our common stock and in each index on January 31, 2019 and assumes the reinvestment of any dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Investors should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled” Risk Factors” and in other parts of this Annual Report on Form 10-K. See also the section titled “Note Regarding Forward-Looking Statements” in this report. Our fiscal year end is the first Sunday after January 30.
The following discussion of our financial condition and results of operations covers fiscal 2024 and fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-over-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 5, 2023, that was filed with the SEC on April 3, 2023.
Overview
Data is foundational to our customers’ business transformation, and we are focused on delivering an innovative and disruptive data storage platform that enables customers to maximize the value of their data.
We are a global leader in data storage and management with a mission to redefine the storage experience by simplifying how people consume and interact with data. Our vision of an all-flash data center integrates our foundation of simplicity and reliability with four major market trends that are impacting all organizations large and small: (1) increasing demand to consume data storage as a service; (2) the shift to modernizing today's data infrastructure with all-flash; (3) the increase of modern cloud-native applications; and (4) increasing demand for data storage to support the acceleration in artificial intelligence (AI) adoption while managing rising energy costs.
Our data storage platform supports a wide range of structured and unstructured data, at scale and across any data workloads in hybrid and public cloud environments, and includes mission-critical production, test and development, analytics, disaster recovery, backup and restore, AI and machine learning.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our products and services that comprise our data storage platform. Our data storage platform includes our FlashArray and FlashBlade solutions, and our Evergreen and Portworx subscription services. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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

Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our raw material components, and personnel costs associated with our supply chain operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, adjustments to inventory and purchase commitments, product warranty costs, amortization of intangible assets pertaining to developed technology and capitalized internal-use software, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Salaries and personnel-related costs, including stock-based compensation expense, are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for employee benefits, facilities, and certain information technology costs.
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
Restructuring, Impairment and Other. Restructuring, impairment and other consist primarily of employee severance and termination benefits, and certain lease impairment and abandonment charges.
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
Results of Operations
Basis of Presentation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2023 and 2024 were both 52-week years that ended on February 5, 2023 and February 4, 2024, respectively. Unless otherwise stated, all dates refer to our fiscal years.
Year Over Year Comparisons
Revenue

	Fiscal Year Ended		Change
	2023	2024	$	%
(in thousands)
Product revenue	$1,792,153	$1,622,869	$(169,284)	(9)%
Subscription services revenue	961,281	1,207,752	246,471	26%
Total revenue	$2,753,434	$2,830,621	$77,187	3%
Total revenue increased in fiscal 2024 by $77.2 million, or 3%, compared to fiscal 2023. The decrease in product revenue during fiscal 2024 compared to fiscal 2023 was attributable to increasing sales of our Evergreen//One consumption and subscription based offering, as well as macro-economic conditions. Revenue for Evergreen//One is recognized over time and included in subscription services revenue. As such, we expect continued growth of our Evergreen//One sales will negatively impact, in the near term, both product revenue growth and total revenue growth rates. The increase in subscription services revenue was largely driven by increases in sales of our Evergreen subscription services, including Evergreen//One, as well as recognition of revenue from previously contracted Evergreen subscription services.
During fiscal 2024 compared to fiscal 2023, total revenue in the United States remained consistent at approximately $2.0 billion while total rest of the world revenue grew by 9% from $781.7 million to $851.3 million.
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
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands):

	At the End of		Year-over-Year Growth
	Fiscal 2023	Fiscal 2024	%
Subscription annual recurring revenue	$1,101,301	$1,373,506	25%

Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.3 billion at the end of fiscal 2024. Total RPO includes $77.5 million in non-cancelable product orders that we expect to fulfill subsequent to fiscal 2024. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors. Of the $2.3 billion RPO at the end of fiscal 2024, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Our RPO includes non-cancelable Total Contract Value (TCV) sales for our Evergreen//One and Evergreen//Flex consumption and subscription based offerings. TCV sales for Evergreen//One and Evergreen//Flex offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. We expect in fiscal 2025 TCV sales for our Evergreen//One and Evergreen//Flex consumption and subscription based offerings will grow approximately 50 percent.
Cost of Revenue and Gross Margin

	Fiscal Year Ended		Change
	2023	2024	$	%
(in thousands)
Product cost of revenue	$559,548	$462,760	$(96,788)	(17)%
Product stock-based compensation	10,245	9,670	(575)	(6)%
Total expenses	$569,793	$472,430	$(97,363)	(17)%
% of Product revenue	32%	29%

Subscription services cost of revenue	$263,365	$311,588	$48,223	18%
Subscription services stock-based compensation	22,630	25,412	2,782	12%
Total expenses	$285,995	$337,000	$51,005	18%
% of Subscription services revenue	30%	28%

Total cost of revenue	$855,788	$809,430	$(46,358)	(5)%
% of Revenue	31%	29%

Product gross margin	68%	71%
Subscription services gross margin	70%	72%
Total gross margin	69%	71%
Cost of revenue decreased by $46.4 million, or 5%, for fiscal 2024 compared to fiscal 2023. The decrease in product cost of revenue was primarily attributable to lower product sales and lower component costs, partially offset by higher excess and obsolete inventory charges. The increase in subscription services cost of revenue was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx.
Foundational to our strong product gross margins are the advantages created from our Purity software architecture that works natively with raw flash. One of the key advantages is we directly source our raw flash, both TLC and lower cost QLC. QLC flash represents the majority of the capacity we ship and is also a contributor to our higher product gross margin expansion when comparing fiscal 2024 to fiscal 2023. Product and customer mix also was a driver in the year-over-year increase in product gross margins, including, sales of our FlashBlade//S solutions which have a higher gross margin when compared to our older generation FlashBlade solutions. Lower material pricing, including flash, has also favorably impacted gross margins.

The increase in subscription services gross margin for fiscal 2024 compared to fiscal 2023 was driven by higher subscription services revenue growth from sales of Evergreen//One and higher renewals in Evergreen subscriptions coupled with continued focus on operational efficiencies.
Operating Expenses
Research and Development

	Fiscal Year Ended		Change
	2023	2024	$	%

(in thousands)
Research and development	$530,834	$569,470	$38,636	7%
Stock-based compensation	161,694	167,294	5,600	3%
Total expenses	$692,528	$736,764	$44,236	6%
% of Total revenue	25%	26%
Research and development expense increased by $44.2 million, or 6%, during fiscal 2024 compared to fiscal 2023, as we continue to innovate and develop technologies to enhance and expand our platform portfolio. The increase was primarily driven by a $26.1 million increase in employee compensation and related costs and a $19.0 million increase in equipment depreciation and facilities-related costs.
Sales and Marketing

	Fiscal Year Ended		Change
	2023	2024	$	%

(in thousands)
Sales and marketing	$811,102	$870,275	$59,173	7%
Stock-based compensation	72,507	74,746	2,239	3%
Total expenses	$883,609	$945,021	$61,412	7%
% of Total revenue	32%	33%
Sales and marketing expense increased by $61.4 million, or 7%, during fiscal 2024 compared to fiscal 2023, primarily due to an increase of $55.4 million in employee compensation and related costs relating to increasing sales capacity and a $6.0 million increase in outside services associated with our sales and marketing events.
General and Administrative

	Fiscal Year Ended		Change
	2023	2024	$	%

(in thousands)
General and administrative	$177,455	$197,938	$20,483	12%
Stock-based compensation	60,541	54,305	(6,236)	(10)%
Total expenses	$237,996	$252,243	$14,247	6%
% of Total revenue	9%	9%
Restructuring, Impairment and Other
During fiscal 2024, we recognized $33.6 million of restructuring, impairment and other costs related to severance and other termination benefits related to workforce realignment, and the cease use of our former corporate headquarters in Mountain View, California.

Other Income (Expense), Net

	Fiscal Year Ended		Change
	2023	2024	$

(in thousands)
Other income (expense), net	$8,295	$37,035	$28,740

Other income (expense), net increased during fiscal 2024 compared to fiscal 2023 primarily due to an increase in interest income due to a higher interest rate environment and, to a lesser extent, a decrease in net foreign exchange losses as the U.S. dollar weakened relative to certain foreign currencies and a decrease in interest expense following the full repayment of the convertible senior notes in April 2023. These increases were partially offset by an increase in interest expense on the outstanding balance on our revolving credit facility.
Provision for Income Taxes

	Fiscal Year Ended		Change
	2023	2024	$	%

(in thousands)
Provision for income taxes	$18,737	$29,275	$10,538	56%
Provision for income taxes increased during fiscal 2024 compared to fiscal 2023 primarily due to an increase in U.S. income taxes driven by IRC Section 174 capitalization, as well as an increase in profits generated in foreign jurisdictions.

Liquidity and Capital Resources
At the end of fiscal 2024, we had cash, cash equivalents and marketable securities of $1.5 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. The following table sets forth our non-cancelable contractual obligations and commitments associated with agreements that are enforceable and legally binding at the end of fiscal 2024. Obligations under contracts that we can cancel without a significant penalty are not included.

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Debt obligations (1)	$117,897	$11,057	$106,840	$—	$—
Future lease commitments (2)	206,088	59,660	65,193	49,008	32,227
Purchase obligations (3)	417,235	298,368	103,046	15,821	—
Total	$741,220	$369,085	$275,079	$64,829	$32,227
_________________________________
(1) Consists of (i) principal, interest, and unused commitment fees on our August 2020 revolving credit facility based on rates in effect on February 4, 2024, and (ii) principal and interest on a four year loan and a five year loan.
(2) Represents aggregate future minimum lease payments under non-cancelable operating and finance leases.
(3) Includes primarily non-cancelable inventory purchase commitments, software service contracts, and hosting arrangements. Purchase orders are not included as they represent authorizations to purchase rather than binding agreements.
Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts, growth of our Evergreen//One offering, the addition or closure of office space, ongoing construction of our new headquarters facility, the timing of new product introductions, workforce realignment restructuring activities, and our share repurchases. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may seek additional equity or debt financing in the future.
Revolving Credit Facility
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility expires, absent default or early termination by us, on August 24, 2025. In March 2023, we amended the Credit Facility to transition LIBOR to the Secured Overnight Financing Rate (SOFR) effective April 1, 2023. The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or term SOFR (based on one, three, or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on term SOFR (or at each three-month interval, if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears.
In April 2023, we borrowed $100.0 million under the Credit Facility to fund the repayment of the Notes. The outstanding loan bore weighted-average interest at an annual rate of approximately 6.73% based on a one-month term SOFR period resulting in interest expense of $5.5 million during fiscal 2024.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2024.

Convertible Senior Notes
In April 2018, we issued $575.0 million of 0.125% convertible senior unsecured notes (the Notes) in a private placement and received proceeds of $562.1 million, after deducting the underwriters' discounts and commissions. In April 2023, we repaid the entire principal balance with approximately $575.0 million in cash and 1,065 shares of our common stock. See further discussion about our Notes in Note 6 in Part II, Item 8 of this report.
Letters of Credit
At the end of fiscal 2023 and 2024, we had outstanding letters of credit in the aggregate amount of $8.0 million and $7.7 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Share Repurchase Program
In March 2023, our Board of Directors authorized $250.0 million to repurchase shares of our common stock, of which $145.4 million remained available at the end of fiscal 2024. In February 2024, our Board of Directors authorized an additional $250.0 million to repurchase shares of our common stock, increasing the total authorization amount to $395.4 million. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.
During fiscal 2024, we repurchased and retired 4.7 million shares of common stock at an average purchase price of $28.96 per share for an aggregate repurchase price of $135.7 million.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	2023	2024

Net cash provided by operating activities	$767,234	$677,722
Net cash provided by (used in) investing activities	(221,413)	3,246
Net cash used in financing activities	(431,166)	(560,235)
Operating Activities
The year-over-year decrease in net cash provided by operating activities was impacted by lower revenue growth and growth of our Evergreen//One sales that include flexible payment terms, employee compensation payments, and timing of certain vendor payments and receipt of rebates.
Investing Activities
Net cash provided by investing activities during fiscal 2024 was driven by net maturities of marketable securities of $198.4 million, partially offset by capital expenditures of $195.2 million relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the construction of our new headquarters facility.
Net cash used in investing activities during fiscal 2023 of $221.4 million was driven by capital expenditures of $158.1 million, and net purchases of marketable securities of $61.3 million.

Financing Activities
Net cash used in financing activities of $560.2 million during fiscal 2024 was primarily driven by cash outflows related to the repayment of the principal amount of the Notes of approximately $575.0 million, share repurchases of $135.8 million, and tax withholdings on equity awards of $30.0 million, partially offset by proceeds from borrowing under the Credit Facility of $100.0 million, issuance of common stock under our employee stock purchase plan (ESPP) of $45.1 million, and exercise of stock options of $39.8 million.
Net cash used in financing activities of $431.2 million during fiscal 2023 was primarily driven by our repayment of the $250.0 million outstanding under the Credit Facility, share repurchases of $219.1 million, and $19.6 million in tax withholdings on vesting of equity awards, partially offset by proceeds of $40.0 million from issuance of common stock under our ESPP, and $24.8 million from the exercise of stock options.
Off-Balance Sheet Arrangements
Through the end of fiscal 2024, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Revenue is recognized when, or as, control of the promised products or subscription services is transferred to the customer at the transaction price. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. Transaction price may be adjusted for variable consideration which we estimate by applying the expected value or most likely estimate and subsequently update at each reporting period as additional information becomes available.

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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of fiscal 2023 and 2024, we had cash, cash equivalents and marketable securities of $1.6 billion and $1.5 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $8.6 million as of the end of fiscal 2024.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of fiscal 2024 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $12.3 million at the end of fiscal 2024.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and its subsidiaries (the "Company") as of February 5, 2023 and February 4, 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended February 4, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 5, 2023 and February 4, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 4, 2024 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Revenue Recognition—Determination of Standalone Selling Prices — Refer to Note 2 of the Financial Statements
Critical Audit Matter Description
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
March 29, 2024

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the "Company") as of February 4, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 4, 2024, of the Company and our report dated March 29, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
March 29, 2024

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	At the End of Fiscal
	2023	2024

ASSETS
Current assets:
Cash and cash equivalents	$580,854	$702,536
Marketable securities	1,001,352	828,557
Accounts receivable, net of allowance of $1,057 and $1,060	612,491	662,179
Inventory	50,152	42,663
Deferred commissions, current	68,617	88,712
Prepaid expenses and other current assets	161,391	173,407
Total current assets	2,474,857	2,498,054
Property and equipment, net	272,445	352,604
Operating lease right-of-use assets	158,912	129,942
Deferred commissions, non-current	177,239	215,620
Intangible assets, net	49,222	33,012
Goodwill	361,427	361,427
Restricted cash	10,544	9,595
Other assets, non-current	38,814	55,506
Total assets	$3,543,460	$3,655,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,121	$82,757
Accrued compensation and benefits	232,636	250,257
Accrued expenses and other liabilities	123,749	135,755
Operating lease liabilities, current	33,707	44,668
Deferred revenue, current	718,149	852,247
Debt, current	574,506	—
Total current liabilities	1,749,868	1,365,684
Long-term debt	—	100,000
Operating lease liabilities, non-current	142,473	123,201
Deferred revenue, non-current	667,501	742,275
Other liabilities, non-current	42,385	54,506
Total liabilities	2,602,227	2,385,666
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 304,076 and 319,523 Class A shares issued and outstanding	30	32
Additional paid-in capital	2,493,769	2,749,595
Accumulated other comprehensive loss	(15,504)	(3,782)
Accumulated deficit	(1,537,062)	(1,475,751)
Total stockholders’ equity	941,233	1,270,094
Total liabilities and stockholders’ equity	$3,543,460	$3,655,760

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	2022	2023	2024

Revenue:
Product	$1,442,338	$1,792,153	$1,622,869
Subscription services	738,510	961,281	1,207,752
Total revenue	2,180,848	2,753,434	2,830,621
Cost of revenue:
Product	477,899	569,793	472,430
Subscription services	230,430	285,995	337,000
Total cost of revenue	708,329	855,788	809,430
Gross profit	1,472,519	1,897,646	2,021,191
Operating expenses:
Research and development	581,935	692,528	736,764
Sales and marketing	799,001	883,609	945,021
General and administrative	189,981	237,996	252,243
Restructuring, impairment and other	—	—	33,612
Total operating expenses	1,570,917	1,814,133	1,967,640
Income (loss) from operations	(98,398)	83,513	53,551
Other income (expense), net	(30,098)	8,295	37,035
Income (loss) before provision for income taxes	(128,496)	91,808	90,586
Provision for income taxes	14,763	18,737	29,275
Net income (loss)	$(143,259)	$73,071	$61,311
Net income (loss) per share attributable to common stockholders, basic	$(0.50)	$0.24	$0.20
Net income (loss) per share attributable to common stockholders, diluted	$(0.50)	$0.23	$0.19
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	285,882	299,478	311,831
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	285,882	339,184	332,568

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	2022	2023	2024

Net income (loss)	$(143,259)	$73,071	$61,311
Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on available-for-sale securities	(15,107)	(7,108)	12,026
Reclassification adjustment for net gains on available-for-sale securities included in net income (loss)	(668)	(31)	(304)
Change in unrealized net gains (losses) on available-for-sale securities	(15,775)	(7,139)	11,722
Comprehensive income (loss)	$(159,034)	$65,932	$73,033

See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2021	278,363	$28	$2,307,580	$7,410	$(1,565,012)	$750,006
Issuance of common stock upon exercise of stock options	5,955	—	48,543	—	—	48,543
Stock-based compensation expense	—	—	289,185	—	—	289,185
Vesting of restricted stock units	12,955	1	(1)	—	—	—
Cancellation and forfeiture of restricted stock	(62)	—	—	—	—	—
Tax withholding on vesting of equity awards	(454)	—	(10,835)	—	—	(10,835)
Common stock issued under employee stock purchase plan	4,365	—	36,641	—	—	36,641
Repurchases of common stock	(8,489)	—	(200,170)	—	—	(200,170)
Other comprehensive loss	—	—	—	(15,775)	—	(15,775)
Net loss	—	—	—	—	(143,259)	(143,259)
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	$(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	2,988	—	25,073	—	—	25,073
Stock-based compensation expense	—	—	329,723	—	—	329,723
Vesting of restricted stock units	13,916	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(643)	—	(19,601)	—	—	(19,601)
Common stock issued under employee stock purchase plan	3,014	—	39,965	—	—	39,965
Repurchases of common stock	(7,832)	—	(219,068)	—	—	(219,068)
Other comprehensive loss	—	—	—	(7,139)	—	(7,139)
Net income	—	—	—	—	73,071	73,071
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	4,770	—	39,734	—	—	39,734
Stock-based compensation expense	—	—	337,146	—	—	337,146
Vesting of restricted stock units	14,038	2	(2)	—	—	—
Tax withholding on equity awards	(909)	—	(29,984)	—	—	(29,984)
Common stock issued under employee stock purchase plan	2,233	—	45,089	—	—	45,089
Repurchases of common stock	(4,686)	—	(135,801)	—	—	(135,801)
Issuance of common stock upon conversion of convertible senior notes	1	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	11,722	—	11,722
Net income	—	—	—	—	61,311	61,311
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	2022	2023	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(143,259)	$73,071	$61,311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,151	100,432	124,416
Amortization of debt discount and debt issuance costs	31,577	3,210	1,106
Stock-based compensation expense	286,963	327,617	331,427
Impairment of long-lived assets	471	—	16,766
Other	13,075	4,145	453
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(81,247)	(70,724)	(49,687)
Inventory	4,118	(10,619)	6,810
Deferred commissions	(58,383)	451	(58,476)
Prepaid expenses and other assets	(25,788)	(31,580)	(25,669)
Operating lease right-of-use assets	29,952	33,813	35,499
Accounts payable	6,711	(7,075)	13,468
Accrued compensation and other liabilities	58,961	72,084	43,317
Operating lease liabilities	(32,351)	(33,359)	(31,891)
Deferred revenue	236,176	305,768	208,872
Net cash provided by operating activities	410,127	767,234	677,722
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(102,287)	(158,139)	(195,161)
Acquisition, net of cash acquired	—	(1,989)	—
Purchases of marketable securities and other	(617,643)	(501,435)	(471,501)
Sales of marketable securities	200,482	6,155	59,053
Maturities of marketable securities and other	366,165	433,995	610,855
Net cash provided by (used in) investing activities	(153,283)	(221,413)	3,246
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	48,709	24,778	39,770
Proceeds from issuance of common stock under employee stock purchase plan	36,641	39,965	45,089
Proceeds from borrowings	—	—	106,890
Principal payments on borrowings and finance lease obligations	(2,137)	(257,240)	(586,199)
Tax withholding on equity awards	(10,835)	(19,601)	(29,984)
Repurchases of common stock	(200,170)	(219,068)	(135,801)
Net cash used in financing activities	(127,792)	(431,166)	(560,235)
Net increase in cash, cash equivalents and restricted cash	129,052	114,655	120,733
Cash, cash equivalents and restricted cash, beginning of year	347,691	476,743	591,398
Cash, cash equivalents and restricted cash, end of year	$476,743	$591,398	$712,131
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR
Cash and cash equivalents	$466,199	$580,854	$702,536
Restricted cash	$10,544	$10,544	$9,595
Cash, cash equivalents and restricted cash, end of year	$476,743	$591,398	$712,131
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,019	$1,185	$5,834
Cash paid for income taxes	$12,662	$14,391	$28,667
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$7,441	$14,902	$15,709

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2023 and 2024 were both 52-week years that ended on February 5, 2023 and February 4, 2024, respectively. Fiscal 2022 was a 53-week year that ended on February 6, 2022. Unless otherwise stated, all dates refer to our fiscal years.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations when the price at which the performance obligation sold separately or observable past transactions are not available, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, stock-based compensation, provision for income taxes including related reserves, fair value of leases and impairment of related right-of-use (ROU) assets, fair value of equity assumed, intangible and tangible assets acquired and liabilities assumed for business combinations. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. At the end of fiscal 2023 and 2024, the majority of our cash and cash equivalents are primarily invested with two global financial institutions and our deposits exceed federally insured limits. These two global financial institutions were identified by the Financial Stability Board in 2023 as being global systemically important banks and are allocated to buckets 2 or higher. Our investments are intended to facilitate liquidity and capital preservation and consist predominantly of highly-rated fixed income securities. Our investment policy also requires diversification of investment type and credit exposures, and includes certain limits on portfolio duration. Management believes that the financial institutions that hold our cash, cash equivalents and marketable securities are financially sound and, accordingly, are subject to minimal credit risk.
We define a customer as an entity that purchases our products and services from one of our channel partners or from us directly. A substantial amount of our revenue and accounts receivable are derived from the United States across a multitude of industries. We perform ongoing evaluations to determine partner and customer credit.
No customer or channel partner represented 10 percent or more of total accounts receivable at the end of fiscal 2023 or more than 10 percent of revenue for fiscal 2022 and 2023. One customer represented more than 10 percent of total accounts receivable at the end of fiscal 2024 and more than 10 percent of revenue for fiscal 2024.
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
Nonqualified Deferred Compensation Plan (NQDC)
Deferred compensation payments are held in investment accounts within a consolidated NQDC trust. The trust is classified in other assets, non-current on the consolidated balance sheets as the funds in the trust are not available for use in our operations. The value of the trust is adjusted each quarter based on the fair value of the underlying investments which are considered trading securities, with unrealized gains and losses classified as other income (expense), net in the consolidated statements of operations.
Our obligation with respect to the NQDC trust is recorded in other liabilities, non-current on the consolidated balance sheets. Increases or decreases in the fair value of the NQDC trust liability are recognized as compensation expense in the consolidated statements of operations. There is no net impact to our results of operations from the fair value adjustments as changes in the fair value of the investment accounts held in the NQDC trust and the NQDC trust liability offset.

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
The following table presents the changes in the allowance for doubtful accounts:

	Fiscal Year Ended
	2022	2023	2024

	(in thousands)
Allowance for doubtful accounts, beginning balance	$1,033	$945	$1,057
Provision, net of cash received	(18)	377	—
Write-offs and recoveries	(70)	(265)	3
Allowance for doubtful accounts, ending balance	$945	$1,057	$1,060
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2023 and 2024, we had restricted cash of $10.5 million and $9.6 million.
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
In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. The liabilities for these purchase commitments amounted to $4.6 million and $23.6 million as of the end of fiscal 2023 and 2024 and are reported in accrued expenses and other liabilities on the consolidated balance sheets.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets which we review on an ongoing basis (test equipment—4 years, computer equipment and software—4 to 5 years, furniture and fixtures—7 years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service.

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
Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment, finite-lived intangible assets and right-of-use (ROU) assets associated with leased facilities, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds its fair value.
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
Leases
We determine if an arrangement contains a lease at inception and classify leases as an operating or finance lease at commencement date. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating and finance leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The lease ROU asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. We account for the lease and non-lease components of operating and finance lease contract consideration as a single lease component.

Certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the lease cost. Lease cost under our operating leases is recognized on a straight-line basis over the lease term commencing on the date we have the right to use the leased property. For finance leases, we recognize amortization expense of the finance lease ROU asset on a straight-line basis over the shorter of its useful life or lease term and record interest expense for finance lease liabilities based on the incremental borrowing rate. We generally use the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that an extension or termination option will be exercised. Assets recognized and the short and long-term lease liabilities from finance leases are included in property and equipment, net, accrued expenses and other liabilities and other liabilities, non-current, respectively, in the consolidated balance sheets.
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
Warranty
We generally provide a three-year warranty on hardware and a 90-day warranty on our software embedded in the hardware. Our hardware warranty provides for parts replacement for defective components and our software warranty provides for bug fixes. Our Evergreen subscription agreement provides for the same parts replacement that customers are entitled to under our warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to our customers’ critical business applications. Substantially all customers purchase Evergreen subscription agreements. We will establish a warranty reserve for specifically identified products if and when we determine we have systemic product failure. Our estimate for future estimated costs related to warranty activities is based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty reserves at the end of fiscal 2023 and 2024 were $7.4 million and $0.5 million.
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
Capitalized Internal-Use Software Costs
We expense costs to develop software that is externally marketed before technological feasibility is reached. We have determined that technological feasibility is reached shortly before the release of our products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products have not been significant and accordingly, have been expensed as incurred.
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
Software development costs are capitalized to property, plant and equipment and amortized using the straight-line method over an estimated useful life of four years. Software development costs capitalized to property and equipment were $7.3 million and $20.7 million for fiscal 2023 and 2024. Amortization expense for software development costs was $0, $2.2 million and $3.5 million during fiscal 2022, 2023 and 2024.
Software implementation costs are capitalized to either prepaid and other current assets or other assets, non-current on our consolidated balance sheets and amortized over the terms of the associated hosting arrangements. Software implementation costs capitalized were $9.3 million and $4.3 million for fiscal 2023 and 2024. Amortization expense for software implementation costs was $0.5 million, $1.5 million and $2.4 million during fiscal 2022, 2023 and 2024.

Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $15.3 million, $11.1 million and $11.3 million for fiscal 2022, 2023 and 2024.
Stock-Based Compensation
Stock-based compensation includes expenses related to restricted stock units (RSUs), performance-based restricted stock units (PRSUs), market-based long-term performance incentive restricted stock units (LTP Awards), and restricted stock, stock options and purchase rights issued to employees under our employee stock purchase plan (ESPP).
The fair value of RSUs, PRSUs and restricted stock are measured at the fair market value of the underlying stock at the grant date. The fair value of LTP Awards on the grant date is calculated using a Monte Carlo simulation model that takes into account similar input assumptions as the Black-Scholes option pricing model as well as the possibility that the market condition may not be satisfied and a post-vest holding period discount. We determine the fair value of ESPP purchase rights and stock options on the date of grant utilizing the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the purchase rights or options, the expected term of the purchase rights or options, risk-free interest rates and expected dividend yield.
We recognize stock-based compensation expense for stock-based awards with only service conditions on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (generally the vesting period of the award).
For stock-based awards granted to employees that include a performance condition, we recognize stock-based compensation expense for these awards under the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied.
For stock-based awards granted to employees that include a market condition, we recognize stock-based compensation expense under the accelerated attribution method over the requisite service period. Stock-based compensation expense that was previously recognized is not reversed if the market condition is ultimately not met.
We account for forfeitures as they occur for all stock-based awards.
Restructuring
Personnel-related restructuring charges include severance and other separation costs associated with workforce realignment action plans. We accrue for these costs when it is probable that the benefits will be paid and the amount is reasonably estimable if the costs are associated with a substantive ongoing benefit arrangement, including amounts that are mandated pursuant to a contract or law. We evaluate and adjust the liabilities based on actual costs incurred or changes in estimates. We generally recognize a liability for one-time termination benefit costs based on its fair value at the communication date when management has committed to a termination plan and notified the affected employees.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year beginning February 3, 2025, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statement disclosures.
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

The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2023 and 2024 (in thousands):

	At the End of Fiscal 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$49,733	$39,189	$—	$10,544
Level 2
U.S. government treasury notes	425,977	170	(4,229)	421,918	32,008	389,910	—
U.S. government agencies	23,795	—	(289)	23,506	—	23,506	—
Corporate debt securities	527,164	901	(9,300)	518,765	—	518,765	—
Foreign government bonds	4,797	—	(44)	4,753	—	4,753	—
Asset-backed securities	61,371	281	(1,016)	60,636	—	60,636	—
Municipal bonds	3,950	—	(168)	3,782	—	3,782	—
Total	$1,047,054	$1,352	$(15,046)	$1,083,093	$71,197	$1,001,352	$10,544

	At the End of Fiscal 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,422	$22,827	$—	$9,595
Level 2
U.S. government treasury notes	340,168	584	(1,374)	339,378	1,834	337,544	—
U.S. government agencies	4,397	2	—	4,399	—	4,399	—
Corporate debt securities	419,051	1,163	(2,262)	417,952	—	417,952	—
Foreign government bonds	1,290	6	(16)	1,280	—	1,280	—
Asset-backed securities	65,947	279	(316)	65,910	—	65,910	—
Municipal bonds	1,510	—	(38)	1,472	—	1,472	—
Total	$832,363	$2,034	$(4,006)	$862,813	$24,661	$828,557	$9,595

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of Fiscal 2024
	Amortized Cost	Fair Value
Due within one year	$383,120	$379,984
Due in one to five years	445,094	446,252
Due in five to ten years	2,315	2,321
Total	$830,529	$828,557
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in fiscal 2022, 2023, and 2024. The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2023 and 2024, aggregated by investment category (in thousands):

	At the End of Fiscal 2023
	12 Months or less		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$250,046	$(130)	$127,976	$(4,099)	$378,022	$(4,229)
U.S. government agencies	5,194	(5)	18,312	(284)	23,506	(289)
Corporate debt securities	99,446	(330)	277,717	(8,970)	377,163	(9,300)
Foreign government bonds	3,200	(5)	551	(39)	3,751	(44)
Asset-backed securities	3,060	(25)	22,221	(991)	25,281	(1,016)
Municipal bonds	—	—	3,782	(168)	3,782	(168)
Total	$360,946	$(495)	$450,559	$(14,551)	$811,505	$(15,046)

	At the End of Fiscal 2024
	12 Months or less		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$166,565	$(725)	$47,842	$(649)	$214,407	$(1,374)
Corporate debt securities	116,247	(260)	104,810	(2,002)	221,057	(2,262)
Foreign government bonds	—	—	573	(16)	573	(16)
Asset-backed securities	12,029	(34)	13,800	(282)	25,829	(316)
Municipal bonds	—	—	1,472	(38)	1,472	(38)
Total	$294,841	$(1,019)	$168,497	$(2,987)	$463,338	$(4,006)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Other Financial Instruments
The investments held in our NQDC trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $0.2 million and $3.2 million at the end of fiscal 2023 and 2024.

Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of Fiscal
	2023	2024
Raw materials	$24,896	$19,317
Finished goods	25,256	23,346
Inventory	$50,152	$42,663
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of Fiscal
	2023	2024
Test equipment	$315,290	$371,269
Computer equipment and software	262,574	319,636
Furniture and fixtures	9,693	12,547
Leasehold improvements	71,235	92,926
Capitalized software development costs	15,806	36,474
Total property and equipment	674,598	832,852
Less: accumulated depreciation and amortization	(402,153)	(480,248)
Property and equipment, net	$272,445	$352,604
Depreciation and amortization expense related to property and equipment was $65.9 million, $87.0 million and $112.6 million for fiscal 2022, 2023 and 2024, respectively.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of Fiscal
	2023			2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(14,826)	$4,299	$19,125	$(16,107)	$3,018
Developed technology	83,211	(43,366)	39,845	83,211	(56,589)	26,622
Customer relationships	6,459	(2,166)	4,293	6,459	(3,087)	3,372
Trade name	3,623	(2,838)	785	3,623	(3,623)	—
Intangible assets, net	$112,418	$(63,196)	$49,222	$112,418	$(79,406)	$33,012
Intangible assets amortization expense was $16.8 million, $16.5 million and $16.2 million for fiscal 2022, 2023 and 2024, respectively. At the end of fiscal 2024, the weighted-average remaining amortization period was 1.1 years for technology patents, 2.0 years for developed technology, and 3.7 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and trade name in sales and marketing expenses in the consolidated statements of operations.

At the end of fiscal 2024, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Future Expected Amortization Expense
2025	$15,425
2026	12,830
2027	3,107
2028	1,054
2029	434
Thereafter	162
Total	$33,012
Goodwill
Goodwill was $361.4 million as of the end of fiscal 2023 and 2024. There were no impairments to goodwill during fiscal 2022, 2023 and 2024.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of Fiscal
	2023	2024
Taxes payable	$16,615	$13,097
Accrued marketing	14,228	18,438
Accrued cloud and outside services	7,644	5,973
Supply chain-related accruals (1)	23,545	25,962
Accrued service logistics and professional services	7,927	9,636
Acquisition earn-out and deferred consideration	3,556	1,000
Finance lease liabilities, current	5,432	4,204
Customer deposits from contracts with customers	17,824	23,534
Other accrued liabilities	26,978	33,911
Total accrued expenses and other liabilities	$123,749	$135,755
_________________________________
(1) Primarily consist of warranty reserves and accruals related to our inventory and inventory purchase commitments with our contract manufacturers.
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2023	2024
Beginning balance	$246,307	$245,856
Additions	155,414	218,611
Recognition of deferred commissions	(155,865)	(160,135)
Ending balance	$245,856	$304,332

During fiscal 2022, 2023 and 2024, we recognized sales commission expenses of $175.9 million, $170.0 million, and $172.7 million, respectively. Of the $304.3 million total deferred commissions balance at the end of fiscal 2024, we expect to recognize approximately 29% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions during fiscal 2022, 2023 or 2024.
Deferred Revenue
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2023	2024
Beginning balance	$1,079,872	$1,385,650
Additions	1,248,417	1,402,271
Recognition of deferred revenue	(942,639)	(1,193,399)
Ending balance	$1,385,650	$1,594,522
During fiscal 2023 and 2024, we recognized approximately $567.8 million and $721.0 million, respectively, in revenue pertaining to deferred revenue as of the beginning of each period.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.3 billion at the end of fiscal 2024. Total RPO includes a contract for $76.6 million in non-cancelable orders that contains lease and non-lease components to be accounted for in accordance with ASC 842 and ASC 606, respectively. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.3 billion RPO at the end of fiscal 2024, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.
Note 6. Debt
Revolving Credit Facility
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). Proceeds from the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility expires, absent default or termination by us, on August 24, 2025.
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
In September 2020, we borrowed $250.0 million under the Credit Facility which was repaid in February 2022. In April 2023, we borrowed $100.0 million which remained outstanding at the end of fiscal 2024. The outstanding borrowings bore weighted-average interest at an annual rate of approximately 1.60%, 1.61%, and 6.73% based on a one-month term LIBOR (or SOFR) period resulting in interest expense of $4.1 million, $0.3 million and $5.5 million during fiscal 2022, 2023 and 2024.

Borrowings under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2024.
Convertible Senior Notes
In April 2018, we issued $575.0 million of 0.125% convertible senior, unsecured notes (the Notes), in a private placement to qualified institutional buyers. In April 2023, we repaid the entire principal balance with approximately $575.0 million in cash and 1,065 shares of our common stock. Prior to repayment, the Notes carried an effective interest rate of 0.6% and we recognized interest expense of $3.3 million and $0.6 million during fiscal 2023 and the first quarter of 2024. The total estimated fair value of the Notes at the end of fiscal 2023 was $660.0 million based on the closing trading price per $100 of the Notes as of the last day of trading of fiscal 2023.
Note 7. Commitments and Contingencies
Leases
At the end of fiscal 2024, we had various non-cancelable operating and finance lease commitments for office facilities. Refer to Note 8—Leases for additional information regarding lease commitments.
Contractual Purchase Obligations
At the end of fiscal 2024, we had $417.2 million of non-cancelable contractual purchase obligations primarily related to inventory purchase commitments, software service contracts, and hosting arrangements. In order to manage future demand for our products, we enter into agreements with manufacturers and suppliers to procure inventory based upon our demand forecasts.
Letters of Credit
At the end of fiscal 2023 and 2024, we had outstanding letters of credit in the aggregate amount of $8.0 million and $7.7 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our consolidated balance sheets as of the end of fiscal 2024.
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
In June 2022, we entered into an eight-year sublease through July 2030 for a new corporate headquarters facility in Santa Clara, California with total lease payments of $100.2 million that include rent escalation and abatement clauses. The sublease of a majority of the space with total lease payments of $89.4 million commenced in August 2022. During the fourth quarter of fiscal 2024, we took possession of the remaining space with lease payments of $10.8 million that will commence in May 2024.
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters that resulted in certain impairment and abandonment charges - see Note 9 for further information.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three years and contain a bargain purchase option at the end of the respective lease term. It is reasonably certain that the bargain purchase option will be exercised.
The components of lease costs were as follows (in thousands):

	Fiscal Year Ended
	2022	2023	2024
Fixed operating lease cost	$37,598	$47,533	$48,158

Variable lease cost (1)	10,228	8,521	10,840
Short-term lease cost (12 months or less)	4,178	3,787	4,284

Finance lease cost:
Amortization of finance lease right-of-use assets	384	3,028	4,400
Interest on finance lease liabilities	42	330	406
Total finance lease cost	$426	$3,358	$4,806

Total lease cost	$52,430	$63,199	$68,088
_________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

Supplemental information related to leases is as follows (in thousands):

	Fiscal Year Ended
	2023	2024
Operating leases:
Weighted-average remaining lease term (in years)	5.2	5.0
Weighted-average discount rate	6.1%	7.1%

Finance leases:
Finance lease right-of-use assets, gross (1)	$17,596	$17,596
Accumulated amortization (1)	(3,412)	(7,812)
Finance lease right-of-use assets, net (1)	$14,184	$9,784
Finance lease liabilities, current (2)	5,432	4,204
Finance lease liabilities, non-current (3)	4,765	180
Total finance lease liabilities	$10,197	$4,384
Weighted-average remaining lease term (in years)	3.3	2.4
Weighted-average discount rate	5.1%	5.4%
____________________________________
(1) Included in the consolidated balance sheets within property and equipment, net.
(2) Included in the consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Year Ended
	2023	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$49,955	$40,704
Financing cash outflows for finance leases	$6,138	$7,292
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$80,962	$23,581
Finance leases	$14,019	$—
Future lease payments under our non-cancelable leases at the end of fiscal 2024 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2025	$55,313	$4,347
2026	41,288	183
2027	23,722	—
2028	26,660	—
2029	22,348	—
Thereafter	32,227	—
Total future lease payments	$201,558	$4,530
Less: imputed interest	(33,689)	(146)
Present value of total lease liabilities	$167,869	$4,384

Note 9. Restructuring, Impairment and Other
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters and recorded an impairment charge to operating lease right-of-use assets of $15.9 million and an abandonment charge of $0.9 million related to these leases. The impairment charge represented the amount that the carrying value of the assets exceeded their estimated fair values, which were determined by utilizing a discounted cash flow approach that incorporated a sublease assumption.
In February 2024, we initiated a workforce realignment plan impacting approximately 250 employees globally to increase alignment of our resources with our business strategy, resulting in total restructuring costs ranging from approximately $25.0 million to $29.0 million. In connection with this plan, we recognized $18.0 million in severance and other termination benefit costs during the fourth quarter of fiscal 2024 associated with ongoing benefit arrangements. Of these costs, $16.8 million is included in restructuring, impairment and other and $1.2 million is included in cost of revenue in our consolidated statement of operations. The liability of $18.0 million for these costs at the end of fiscal 2024 is primarily included within accrued compensation and benefits on the consolidated balance sheet. We expect to recognize the remaining $7.0 million to $11.0 million that are associated with one-time termination benefit costs related to this plan in the first quarter of fiscal 2025. We expect to settle in cash the majority of the costs related to this plan, including the one-time termination benefit costs, by the end of the first quarter of fiscal 2025.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of fiscal 2024, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of fiscal 2024, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of fiscal 2024, 319.5 million shares of Class A common stock were issued and outstanding.
Common Stock Reserved for Issuance
At the end of fiscal 2024, we had reserved shares of common stock for future issuance as follows:

Shares underlying outstanding stock options	4,493,934
Shares underlying unvested restricted stock units	30,620,275
Shares reserved for future equity awards	18,587,348
Shares reserved for future employee stock purchase plan awards	6,271,866
Total	59,973,423
Share Repurchase Program
In March 2023, our Board of Directors authorized $250.0 million to repurchase shares of our common stock, of which $145.4 million remained available at the end of fiscal 2024. In February 2024, our Board of Directors authorized an additional $250.0 million to repurchase shares of our common stock, increasing the total authorization amount to $395.4 million. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.

We record the difference between cash paid for stock repurchases and underlying par value as a reduction to additional paid-in capital, to the extent the repurchases does not cause this balance to be reduced below zero, at which point the difference would be recorded as a reduction to accumulated deficit. During fiscal 2022, we repurchased and retired 8.5 million shares of common stock at an average purchase price of $23.56 per share for an aggregate repurchase price of $200.0 million. During fiscal 2023, we repurchased and retired 7.8 million shares of common stock at an average purchase price of $27.95 per share for an aggregate repurchase price of $218.9 million. During fiscal 2024, we repurchased and retired 4.7 million shares of common stock at an average purchase price of $28.96 per share for an aggregate repurchase price of $135.7 million.
Note 11. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (the 2009 Plan) and the 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan serves as the successor to our 2009 Plan and provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance-based stock and cash awards, market-based stock awards, and other forms of stock awards to our employees, directors and consultants. Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.
We initially reserved 27.0 million shares of our common stock for issuance under our 2015 Plan. The number of shares reserved for issuance under our 2015 Plan increases automatically on the first day of each fiscal year, for a period of not more than ten years, commencing on February 1, 2016, in an amount equal to 5% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31 (the Evergreen Increase). In March 2022, our Board of Directors approved an amendment and restatement of the 2015 Plan to clarify the effect of our change to a 52/53 week fiscal year in September 2019 on the Evergreen Increase.
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
2015 Amended and Restated Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan was amended and restated in fiscal 2020 (2015 ESPP). A total of 3.5 million shares of common stock was initially reserved for issuance under the 2015 ESPP and an additional 5.0 million shares of common stock were added in connection with the amendment and restatement. The number of shares reserved for issuance under our 2015 ESPP increases automatically on the first day of February of each of 2016 through 2025, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31, and (ii) 3.5 million shares of common stock.
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

Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During fiscal 2023 and 2024, ESPP resets resulted in total modification charges of $10.4 million and $16.7 million, respectively, to be recognized over their new offering periods. There was no ESPP reset during fiscal 2022.
During fiscal 2022, 2023 and 2024, we recognized $35.4 million, $22.9 million and $27.4 million, of stock-based compensation expense related to our 2015 ESPP. At the end of fiscal 2024, total unrecognized stock-based compensation cost related to our 2015 ESPP was $34.2 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.
Determination of Fair Value
The fair value of employees' purchase rights under ESPP is estimated on the grant date using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation including the fair value of the underlying common stock, expected term, the expected volatility of the common stock, a risk-free interest rate and expected dividend yield. The assumptions used for the periods presented are as follows:

Fiscal Year Ended
	2022	2023	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	44% - 61%	45% - 54%	38% - 44%
Risk-free interest rate	0.1% - 0.2%	0.9% - 4.0%	4.1% - 5.5%
Dividend rate	—	—	—
Fair value of common stock	$23.63 - $26.69	$28.73 - $31.68	$24.12 - $35.91
The assumptions used in the Black-Scholes option pricing model were determined as follows.
Fair Value of Common Stock—We use the market closing price of our common stock as reported on the New York Stock Exchange to determine the fair value of our employees' purchase rights at each grant date.
Expected Term—The expected term represents the term from the first day of an offering period to each of the four purchase dates within each offering period.
Expected Volatility—The expected volatility is based on the historical volatility of our common stock for a period equivalent to the expected term described above.
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield available for zero-coupon U.S. Treasury notes with maturities that approximate the expected term described above.
Dividend Rate—We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2023	9,268,498	$10.90	2.7	$176,674
Options exercised	(4,770,168)	8.33
Options forfeited	(4,396)	1.93
Balance at the end of fiscal 2024	4,493,934	$13.63	2.3	$129,065
Vested and exercisable at the end of fiscal 2024	4,474,328	$13.58	2.3	$128,275
The aggregate intrinsic value of options vested and exercisable at the end of fiscal 2024 is calculated based on the difference between the exercise price and the closing price of $42.25 of our common stock on the last day of fiscal 2024. The aggregate intrinsic value of options exercised during fiscal 2022, 2023 and 2024 was $105.1 million, $63.5 million and $124.0 million.
The total grant date fair value of options vested during fiscal 2022, 2023 and 2024 was $16.5 million, $7.0 million and $2.3 million.
During fiscal 2022, 2023 and 2024, we recognized $7.7 million, $4.9 million and $2.3 million of stock-based compensation expense related to stock options. At the end of fiscal 2024, total unrecognized employee stock-based compensation cost related to outstanding options was $0.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2023	24,615,404	$24.61	$736,247
Granted	15,421,396	26.41
Vested	(12,259,752)	22.45
Forfeited	(3,433,974)	25.09
Unvested balance at the end of fiscal 2024	24,343,074	$26.77	$1,028,495
The aggregate fair value, as of the respective vesting dates, of RSUs that vested during fiscal 2022, 2023 and 2024 was $302.5 million, $358.0 million and $415.4 million.
During fiscal 2022, 2023 and 2024, we recognized $217.2 million, $248.1 million and $268.2 million in stock-based compensation expense related to RSUs. At the end of fiscal 2024, total unrecognized employee compensation cost related to unvested RSUs was $609.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 150% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. The number of earned shares vest over three years from the date of grant subject to continuous service. A summary of the PRSU activity under our equity incentive plans and related information is as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2023	2,145,116	$26.51	$64,160
Granted (1)	2,169,711	25.79
Vested and earned (2)	(1,778,158)	26.65
Forfeited (3)	(266,072)	27.23
Unvested balance at the end of fiscal 2024	2,270,597	$25.64	$95,933
_________________________________
(1) Includes approximately (i) 1.6 million shares that may be earned at the target percentage of 100% depending on the achievement of fiscal 2024 performance conditions and (ii) an additional 0.6 million shares earned based on the actual achievement of fiscal 2023 performance conditions.
(2) Represents the number of shares earned in which the service condition has also been satisfied.
(3) Represents the number of shares granted under the PRSU awards that were forfeited due to termination of employment.
The aggregate fair value, as of the respective vesting dates, of PRSUs vested and earned during fiscal 2022, 2023 and 2024 was $19.7 million, $44.7 million and $54.6 million.
During fiscal 2022, 2023 and 2024, we recognized $24.9 million, $51.6 million and $23.9 million in stock-based compensation expense related to PRSUs. At the end of fiscal 2024, total unrecognized employee compensation cost related to unvested PRSUs was $9.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.
PRSUs granted in fiscal 2024 earned 80 percent of the target number granted as a result of not achieving fiscal 2024 revenue growth targets, following a modification in the first quarter of fiscal 2025 by our Board of Directors. Our revenue growth in fiscal 2024 was impacted by significant Total Contract Value (TCV) sales growth of our consumption based Evergreen//One and Evergreen//Flex offerings, which far exceeded expectations. During the first quarter of fiscal 2025, our Board of Directors took into consideration that fiscal 2024 revenue growth was impacted by strong TCV sales growth of our consumption based offerings, and approved a discretionary adjustment, increasing the earned number of shares to 80 percent of the target. This modification resulted in additional stock-based compensation expense of approximately $40.7 million, the majority of which will be recognized in the first quarter of fiscal 2025 with the remaining amount to be recognized over the remaining vesting period.
Long-Term Performance Incentive RSUs (LTP Awards)
In June 2023, we granted market-based LTP Awards to certain executives with an aggregate maximum number of shares of common stock of approximately 4.2 million.
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

A summary of LTP Awards activity under our 2015 Plan is as follows:

	Number of LTP Awards Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2023	—	$—	$—
Granted (1)	4,209,985	17.56
Forfeited (2)	(203,381)	17.56
Unvested balance at the end of fiscal 2024	4,006,604	$17.56	$169,279
_________________________________
(1) Represents the maximum number of shares that could be earned. Of the 4.2 million shares granted under the LTP Awards, no shares were earned at the end of fiscal 2024.
(2) Represents the number of shares granted under the LTP Awards that were forfeited due to termination of employment.
The grant date fair value per share was $17.56, determined using a Monte Carlo simulation model that considered the following assumptions: (i) expected volatility of 51.8%, (ii) risk-free interest rate of 3.86%, (iii) total performance period of nearly five years, and (iv) a post-vest holding period discount of 14.9%. Total stock-based compensation expense of $73.9 million for these awards is being recognized over the requisite service period of nearly five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met. During fiscal 2024, we recognized $9.6 million in stock-based compensation expense related to LTP Awards. At the end of fiscal 2024, total unrecognized stock-based compensation cost related to unvested LTP Awards was $60.7 million, which is expected to be recognized over a weighted-average period of 4.1 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Fiscal Year Ended
	2022	2023	2024
Cost of revenue—product	$6,334	$10,245	$9,670
Cost of revenue—subscription services	21,240	22,630	25,412
Research and development	142,264	161,694	167,294
Sales and marketing	71,439	72,507	74,746
General and administrative	45,686	60,541	54,305
Total stock-based compensation expense, net of amounts capitalized (1)	$286,963	$327,617	$331,427
_________________________________
(1) Stock-based compensation expense capitalized was $2.2 million, $2.1 million, and $5.7 million during fiscal 2022, 2023 and 2024.
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 12. Net Income (Loss) per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, PRSUs, and LTP Awards, unvested restricted stock, the shares underlying the conversion option in our Notes (prior to the Notes being repaid in April 2023) to the extent dilutive, and common stock issuable pursuant to the ESPP. We used the if-converted method to calculate the impact of our Notes, prior to the Notes being repaid, on diluted EPS. In periods of net loss, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended
	2022	2023	2024
Numerator:
Net income (loss) attributable to common stockholders, basic	$(143,259)	$73,071	$61,311
Add: Interest charges related to our Notes	—	3,314	630
Net income (loss) attributable to common stockholders, diluted	$(143,259)	$76,385	$61,941
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	285,882	299,478	311,831
Add: Dilutive effect of common stock equivalents	—	39,706	20,737
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	285,882	339,184	332,568

Net income (loss) per share attributable to common stockholders, basic	$(0.50)	$0.24	$0.20
Net income (loss) per share attributable to common stockholders, diluted	$(0.50)	$0.23	$0.19
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	2022	2023	2024
Stock options to purchase common stock	15,686	10,516	—
Unvested RSUs and PRSUs	32,491	29,780	1,038
Unvested restricted stock	257	6	—
Shares related to convertible senior notes	21,884	—	—
Shares issuable pursuant to the ESPP	2,122	885	—
Total	72,440	41,187	1,038
Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2022	2023	2024
Interest income (1)	$9,371	$17,320	$50,414
Interest expense (2)	(36,677)	(4,749)	(7,483)
Foreign currency transactions losses	(5,235)	(8,345)	(5,709)
Other income (expense)	2,443	4,069	(187)
Total other income (expense), net	$(30,098)	$8,295	$37,035
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

Note 14. Income Taxes
The geographical breakdown of income (loss) before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2022	2023	2024

Domestic	$(192,058)	$39,004	$(2,565)
International	63,562	52,804	93,151
Total	$(128,496)	$91,808	$90,586
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2022	2023	2024
Current:
Federal	$—	$—	$2,407
State	592	5,999	9,678
Foreign	12,525	12,020	15,239
Total	$13,117	$18,019	$27,324
Deferred:
Federal	$—	$(639)	$—
State	—	(99)	—
Foreign	1,646	1,456	1,951
Total	$1,646	$718	$1,951
Provision for income taxes	$14,763	$18,737	$29,275
The reconciliation of income taxes at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2022	2023	2024

Tax at federal statutory rate	$(26,984)	$19,280	$19,023
State tax, net of federal benefit	468	4,625	7,559
Stock-based compensation expense	(19,658)	(11,976)	(21,779)
Research and development tax credits	(16,783)	(26,634)	(19,033)
U.S. taxes on foreign income	25,059	19,065	10,956
Foreign-derived intangible income deduction	—	—	(8,706)
Foreign rate differential	(1,698)	(425)	(5,861)
Withholding tax	143	2,339	3,490
Change in valuation allowance	48,270	10,631	37,529
Non-deductible expenses	4,381	2,091	2,943
Other	1,565	(259)	3,154
Provision for income taxes	$14,763	$18,737	$29,275

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	At the End of Fiscal
	2023	2024

Deferred tax assets:
Net operating loss carryforwards	$198,495	$111,750
Tax credit carryover	171,775	196,288
Accruals and reserves	34,506	31,827
Deferred revenue	87,026	108,558
Stock-based compensation expense	25,564	17,041
ASC 842 lease liabilities	40,772	40,101
Capitalized research and development	154,027	297,016
Other	4,950	3,117
Total deferred tax assets	$717,115	$805,698
Valuation allowance	(598,997)	(661,783)
Total deferred tax assets, net of valuation allowance	$118,118	$143,915
Deferred tax liabilities:
Depreciation and amortization	$(31,744)	$(48,497)
Deferred commissions	(53,421)	(65,192)
Convertible debt	—	—
ASC 842 right-of-use assets	(36,366)	(34,729)
Acquired intangibles and goodwill	(4,702)	(1,428)
Interest income	(2,521)	(6,584)
Total deferred tax liabilities	$(128,754)	$(156,430)
Net deferred tax liabilities	$(10,636)	$(12,515)
At the end of fiscal 2024, the undistributed earnings of $236.1 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
At the end of fiscal 2024, we had net operating loss carryforwards for federal income tax purposes of approximately $377.6 million and state income tax purposes of approximately $509.0 million. The federal net operating loss carryforwards have an indefinite life while the state net operating loss carryforwards begin to expire in 2025.
We had federal and state research and development tax credit carryforwards of approximately $152.8 million and $137.9 million at the end of fiscal 2024. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $44.4 million and $62.8 million, respectively, during fiscal 2023 and 2024.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In March 2024, we completed an analysis through the end of fiscal 2024 to evaluate whether there are any limitations of our net operating loss carryforwards and concluded that there was not a limitation that would result in the permanent expiration of carryforwards before they are utilized.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	2022	2023	2024
Gross unrecognized tax benefits—beginning balance	$39,571	$51,582	$68,897
Decreases related to tax positions taken during prior years	(173)	—	(274)
Increases related to tax positions taken during prior years	1,201	2,172	—
Increases related to tax positions taken during current year	10,983	15,143	13,508
Gross unrecognized tax benefits—ending balance	$51,582	$68,897	$82,115
At the end of fiscal 2024, our gross unrecognized tax benefit was approximately $82.1 million, $7.0 million of which if recognized, would have an impact on the effective tax rate.
At the end of fiscal 2024, we had no current or cumulative interest and penalties related to uncertain tax positions.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Fiscal Year Ended
	2022	2023	2024

United States	$1,580,022	$1,971,757	$1,979,325
Rest of the world	600,826	781,677	851,296
Total revenue	$2,180,848	$2,753,434	$2,830,621

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of Fiscal
	2023	2024
United States	$259,131	$340,121
Rest of the world	13,314	12,483
Total long-lived assets	$272,445	$352,604

Note 16. Employee Benefits and Deferred Compensation
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 85% of their eligible compensation, subject to certain limitations. We currently match 50% of employees' contributions up to a maximum of $4,000 annually. Matching contributions immediately vest. Our contributions to the plan were $11.1 million, $12.2 million and $13.5 million during fiscal 2022, 2023 and 2024.
In fiscal 2023, we adopted a nonqualified deferred compensation plan (NQDC) whereby executive officers, senior management and members of our Board of Directors may elect to defer compensation payable to them in excess of the IRS limits imposed on 401(k) plans. Deferred compensation payments are held in investment accounts that reside in a trust. The fair value of the deferred compensation plan assets and liabilities under the NQDC was $0.2 million and $3.2 million at the end of fiscal 2023 and 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that, as of the end of fiscal 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2024.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
On December 15, 2023, Scott Dietzen, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan on behalf of the Scott Dietzen 2022 Revocable Trust that is intended to satisfy the affirmative defense of Rule 10b5-1(c), which provides for the sale of up to 272,541 shares of our common stock on specified dates until the earlier of April 1, 2025, or when all the shares under Dr. Dietzen's plan are sold.
During the fourth quarter of fiscal 2024, other than Dr. Dietzen, none of our directors or executive officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders (2024 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended February 4, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Our independent public accounting firm is Deloitte & Touche LLP, San Jose, CA, PCAOB ID No. 34.
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

 Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

4.3	Description of Registrant's Securities.	10-K	001-37570	4.5	3/27/2020

10.1+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.3+	Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.3	4/7/2022

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.5+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.6+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018

10.7+	Pure Storage, Inc. Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	001-37570	10.1	8/30/2019

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.10+	Offer Letter by and between Pure Storage, Inc. and Kevan Krysler, dated November 15, 2019	10-Q	001-37570	10.2	12/9/2019

10.11+	Pure Storage, Inc. Change in Control and Severance Benefit Plan.	10-Q	001-37570	10.12	12/9/2020

10.12	Credit Agreement, originally dated as of August 24, 2020 and as amended as of March 15, 2023 among Pure Storage, Inc., the Lenders from time to time party hereto and Barclays Bank PLC, as administrative agent, issuing bank and swingline lender.	10-K	001-37570	10.12	4/3/2023

10.13+	Pure Storage, Inc. Employee Cash Incentive Plan.	8-K	001-37570	10.2	3/16/2018

10.14+	Offer Letter by and between Pure Storage, Inc. and Ajay Singh, dated December 8, 2020	10-K	001-37570	10.16	4/7/2022

10.15+	Pure Storage, Inc. Deferred Compensation Plan, effective January 1, 2023	10-K	001-37570	10.15	4/3/2023

21.1*	Subsidiaries of the Registrant.	—	—	—	—

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

97.1*	Pure Storage, Inc. Incentive Compensation Recoupment Policy	—	—	—	—

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 29, 2024

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

Signature	Title	Date
/s/ Charles Giancarlo	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 29, 2024
Charles Giancarlo
/s/ Kevan Krysler	Chief Financial Officer (Principal Financial Officer)	March 29, 2024
Kevan Krysler
/s/ Mona Chu	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2024
Mona Chu
/s/ Scott Dietzen	Vice Chairman and Director	March 29, 2024
Scott Dietzen
/s/ John Colgrove	Chief Visionary Officer and Director	March 29, 2024
John Colgrove
/s/ Andrew Brown	Director	March 29, 2024
Andrew Brown
/s/ John Murphy	Director	March 29, 2024
John Murphy
/s/ Jeff Rothschild	Director	March 29, 2024
Jeff Rothschild
/s/ Roxanne Taylor	Director	March 29, 2024
Roxanne Taylor
/s/ Susan Taylor	Director	March 29, 2024
Susan Taylor
/s/ Greg Tomb	Director	March 29, 2024
Greg Tomb
/s/ Mallun Yen	Director	March 29, 2024
Mallun Yen