Form 10-Q
period 2024-05-05
Pure Storage, Inc.
filed 2024-06-13
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2024
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

As of June 5, 2024, the registrant had 325,234,458 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended May 5, 2024

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, high inflation, rising interest rates, and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to capture storage workloads for AI environments and hyperscalers, our ability to realize benefits from our acquisitions and investments, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, specifically customer priorities around sustainability, our sustainability goals and the benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2024	First Quarter of Fiscal 2025

ASSETS
Current assets:
Cash and cash equivalents	$702,536	$900,615
Marketable securities	828,557	823,397
Accounts receivable, net of allowance of $1,060 and $965	662,179	423,454
Inventory	42,663	40,674
Deferred commissions, current	88,712	85,386
Prepaid expenses and other current assets	173,407	174,238
Total current assets	2,498,054	2,447,764
Property and equipment, net	352,604	368,153
Operating lease right-of-use assets	129,942	126,435
Deferred commissions, non-current	215,620	211,240
Intangible assets, net	33,012	29,156
Goodwill	361,427	361,427
Restricted cash	9,595	9,595
Other assets, non-current	55,506	69,840
Total assets	$3,655,760	$3,623,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,757	$55,709
Accrued compensation and benefits	250,257	137,669
Accrued expenses and other liabilities	135,755	127,885
Operating lease liabilities, current	44,668	44,819
Deferred revenue, current	852,247	860,221
Total current liabilities	1,365,684	1,226,303
Long-term debt	100,000	100,000
Operating lease liabilities, non-current	123,201	120,709
Deferred revenue, non-current	742,275	741,255
Other liabilities, non-current	54,506	61,370
Total liabilities	2,385,666	2,249,637
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 319,523 and 325,181 Class A shares issued and outstanding	32	33
Additional paid-in capital	2,749,595	2,890,284
Accumulated other comprehensive loss	(3,782)	(5,584)
Accumulated deficit	(1,475,751)	(1,510,760)
Total stockholders’ equity	1,270,094	1,373,973
Total liabilities and stockholders’ equity	$3,655,760	$3,623,610

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	First Quarter of Fiscal
	2024	2025

Revenue:
Product	$308,963	$347,384
Subscription services	280,344	346,095
Total revenue	589,307	693,479
Cost of revenue:
Product	96,213	100,753
Subscription services	79,747	97,020
Total cost of revenue	175,960	197,773
Gross profit	413,347	495,706
Operating expenses:
Research and development	185,331	193,820
Sales and marketing	232,446	250,972
General and administrative	67,384	76,787
Restructuring and impairment	—	15,901
Total operating expenses	485,161	537,480
Loss from operations	(71,814)	(41,774)
Other income (expense), net	11,749	14,091
Loss before provision for income taxes	(60,065)	(27,683)
Provision for income taxes	7,336	7,326
Net loss	$(67,401)	$(35,009)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	305,863	322,589

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	First Quarter of Fiscal
	2024	2025

Net loss	$(67,401)	$(35,009)
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	4,866	(1,640)
Less: reclassification adjustment for net gains on available-for-sale securities included in net loss	(268)	(162)
Change in unrealized net gains (losses) on available-for-sale securities	4,598	(1,802)
Comprehensive loss	$(62,803)	$(36,811)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Quarter of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	790	—	4,619	—	—	4,619
Stock-based compensation expense	—	—	78,665	—	—	78,665
Vesting of restricted stock units	3,670	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(281)	—	(6,759)	—	—	(6,759)
Common stock issued under employee stock purchase plan	1,069	—	21,219	—	—	21,219
Repurchases of common stock	(2,872)	—	(69,911)	—	—	(69,911)
Issuance of common stock on conversion of convertible senior notes	1	—	(456)	—	—	(456)
Other comprehensive income	—	—	—	4,598	—	4,598
Net loss	—	—	—	—	(67,401)	(67,401)
Balance at the end of the first quarter of fiscal 2024	306,453	$31	$2,521,145	$(10,906)	$(1,604,463)	$905,807

	First Quarter of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094
Issuance of common stock upon exercise of stock options	1,034	—	13,223	—	—	13,223
Stock-based compensation expense	—	—	114,617	—	—	114,617
Vesting of restricted stock units	3,679	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(250)	—	(12,478)	—	—	(12,478)
Common stock issued under employee stock purchase plan	1,195	—	25,328	—	—	25,328
Other comprehensive loss	—	—	—	(1,802)	—	(1,802)
Net loss	—	—	—	—	(35,009)	(35,009)
Balance at the end of the first quarter of fiscal 2025	325,181	$33	$2,890,284	$(5,584)	$(1,510,760)	$1,373,973

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Quarter of Fiscal
	2024	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,401)	$(35,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,690	33,943
Stock-based compensation expense	77,830	112,994
Noncash portion of lease impairment and abandonment	—	3,270
Other	(1,804)	1,606
Changes in operating assets and liabilities:
Accounts receivable, net	221,205	238,768
Inventory	308	(1,705)
Deferred commissions	(2,331)	7,707
Prepaid expenses and other assets	(6,095)	(9,219)
Operating lease right-of-use assets	11,001	8,122
Accounts payable	(3,993)	(26,581)
Accrued compensation and other liabilities	(89,082)	(109,124)
Operating lease liabilities	(6,100)	(10,226)
Deferred revenue	10,019	6,954
Net cash provided by operating activities	173,247	221,500
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(51,424)	(48,818)
Purchases of marketable securities and other	(128,788)	(165,123)
Sales of marketable securities	43,040	37,689
Maturities of marketable securities	288,373	127,857
Net cash provided by (used in) investing activities	151,201	(48,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	4,630	13,223
Proceeds from issuance of common stock under employee stock purchase plan	21,219	25,328
Principal payments on borrowings and finance lease obligations	(576,780)	(1,099)
Proceeds from borrowings	100,000	—
Tax withholding on vesting of equity awards	(6,759)	(12,478)
Repurchases of common stock	(69,911)	—
Net cash provided by (used in) financing activities	(527,601)	24,974
Net increase (decrease) in cash, cash equivalents and restricted cash	(203,153)	198,079
Cash, cash equivalents and restricted cash, beginning of period	591,398	712,131
Cash, cash equivalents and restricted cash, end of period	$388,245	$910,210

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$378,285	$900,615
Restricted cash	9,960	9,595
Cash, cash equivalents and restricted cash, end of period	$388,245	$910,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$390	$1,743
Cash paid for income taxes	$9,328	$3,542
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$22,036	$15,242

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2024 was February 4, 2024 and for fiscal 2025 will be February 2, 2025. The first quarter of fiscal 2024 and 2025 ended on May 7, 2023 and May 5, 2024. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2024.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2025 or any future period.
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
Restricted Cash
Restricted cash is comprised of cash collateral for letters of credit related to our leases and for a vendor credit card program. At the end of fiscal 2024 and first quarter of fiscal 2025, we had restricted cash of $9.6 million.

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
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2024 and the first quarter of fiscal 2025 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,422	$22,827	$—	$9,595
Level 2
U.S. government treasury notes	340,168	584	(1,374)	339,378	1,834	337,544	—
U.S. government agencies	4,397	2	—	4,399	—	4,399	—
Corporate debt securities	419,051	1,163	(2,262)	417,952	—	417,952	—
Foreign government bonds	1,290	6	(16)	1,280	—	1,280	—
Asset-backed securities	65,947	279	(316)	65,910	—	65,910	—
Municipal bonds	1,510	—	(38)	1,472	—	1,472	—
Total	$832,363	$2,034	$(4,006)	$862,813	$24,661	$828,557	$9,595

	At the End of the First Quarter of Fiscal 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$35,531	$25,936	$—	$9,595
Level 2
U.S. government treasury notes	331,983	23	(1,912)	330,094	10,442	319,652	—
U.S. government agencies	4,398	1	(2)	4,397	—	4,397	—
Corporate debt securities	424,317	418	(1,998)	422,737	—	422,737	—
Foreign government bonds	1,290	1	(11)	1,280	—	1,280	—
Asset-backed securities	74,115	50	(317)	73,848	—	73,848	—
Municipal bonds	1,510	—	(27)	1,483	—	1,483	—
Total	$837,613	$493	$(4,267)	$869,370	$36,378	$823,397	$9,595

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the First Quarter of Fiscal 2025
	Amortized Cost	Fair Value
Due within one year	$329,146	$326,989
Due in one to five years	495,475	493,878
Due in five to ten years	2,550	2,530
Total	$827,171	$823,397
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the first quarter of fiscal 2024 and 2025.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2024 and the first quarter of fiscal 2025, aggregated by investment category (in thousands):

	At the End of Fiscal 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$166,565	$(725)	$47,842	$(649)	$214,407	$(1,374)
Corporate debt securities	116,247	(260)	104,810	(2,002)	221,057	(2,262)
Foreign government bonds	—	—	573	(16)	573	(16)
Asset-backed securities	12,029	(34)	13,800	(282)	25,829	(316)
Municipal bonds	—	—	1,472	(38)	1,472	(38)
Total	$294,841	$(1,019)	$168,497	$(2,987)	$463,338	$(4,006)

	At the End of the First Quarter of Fiscal 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$289,528	$(1,567)	$20,975	$(345)	$310,503	$(1,912)
U.S. government agencies	1,996	(2)	—	—	1,996	(2)
Corporate debt securities	224,065	(795)	83,781	(1,203)	307,846	(1,998)
Foreign government bonds	—	—	579	(11)	579	(11)
Asset-backed securities	48,053	(174)	10,802	(143)	58,855	(317)
Municipal bonds	—	—	1,483	(27)	1,483	(27)
Total	$563,642	$(2,538)	$117,620	$(1,729)	$681,262	$(4,267)
 Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Financial Instruments
The investments held in our nonqualified deferred compensation plan (NQDC) trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $3.2 million and $5.1 million at the end of fiscal 2024 and the first quarter of fiscal 2025.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2024	First Quarter of Fiscal 2025
Raw materials	$19,317	$18,130
Finished goods	23,346	22,544
Inventory	$42,663	$40,674
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2024	First Quarter of Fiscal 2025
Test equipment	$371,269	$390,646
Computer equipment and software	319,636	332,358
Furniture and fixtures	12,547	12,804
Leasehold improvements	92,926	97,629
Capitalized software development costs	36,474	42,789
Total property and equipment	832,852	876,226
Less: accumulated depreciation and amortization	(480,248)	(508,073)
Property and equipment, net	$352,604	$368,153
Depreciation and amortization expense related to property and equipment was $26.6 million and $31.1 million for the first quarter of fiscal 2024 and 2025.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2024			First Quarter of Fiscal 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(16,107)	$3,018	$19,125	$(16,428)	$2,697
Developed technology	83,211	(56,589)	26,622	83,211	(59,894)	23,317
Customer relationships	6,459	(3,087)	3,372	6,459	(3,317)	3,142
Trade name	3,623	(3,623)	—	3,623	(3,623)	—
Intangible assets, net	$112,418	$(79,406)	$33,012	$112,418	$(83,262)	$29,156

 Intangible assets amortization expense was $4.2 million and $3.9 million for the first quarter of fiscal 2024 and 2025. At the end of the first quarter of fiscal 2025, the weighted-average remaining amortization period was 1.0 years for technology patents, 1.8 years for developed technology, and 3.4 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the first quarter of fiscal 2025, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2025	$11,569
2026	12,830
2027	3,107
2028	1,054
2029	434
Thereafter	162
Total	$29,156
Goodwill
As of the end of fiscal 2024 and the first quarter of fiscal 2025, goodwill was $361.4 million. There were no impairments to goodwill during the first quarter of fiscal 2024 and 2025.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2024	First Quarter of Fiscal 2025
Taxes payable	$13,097	$13,665
Accrued marketing	18,438	13,771
Accrued cloud and outside services	5,973	4,523
Supply chain-related accruals (1)	25,962	18,335
Accrued service logistics and professional services	9,636	10,370
Finance lease liabilities, current	4,204	4,384
Customer deposits from contracts with customers	23,534	22,981
Other accrued liabilities	34,911	39,856
Total accrued expenses and other liabilities	$135,755	$127,885
_________________________________
(1) Primarily consists of warranty reserves and accruals related to inventory and inventory purchase commitments with our contract manufacturers.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2024	2025
Beginning balance	$245,856	$304,332
Additions	35,101	29,625
Recognition of deferred commissions	(32,769)	(37,331)
Ending balance	$248,188	$296,626
Of the $296.6 million total deferred commissions balance at the end of the first quarter of fiscal 2025, we expect to recognize approximately 29% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the first quarter of fiscal 2024 and 2025.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2024	2025
Beginning balance	$1,385,650	$1,594,522
Additions	280,268	341,789
Recognition of deferred revenue	(270,248)	(334,835)
Ending balance	$1,395,670	$1,601,476
Revenue recognized during the first quarter of fiscal 2024 and 2025 from deferred revenue at the beginning of each respective period was $244.7 million and $293.9 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.3 billion at the end of the first quarter of fiscal 2025. Total RPO includes $57.0 million in remaining non-cancelable product orders, of which $21.5 million relates to a lessor arrangement that is further discussed in Note 8. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.3 billion RPO at the end of the first quarter of fiscal 2025, we expect to recognize approximately 48% over the next 12 months, and the remainder thereafter.

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
In April 2023, we borrowed $100.0 million under the Credit Facility which remained outstanding at the end of the first quarter of fiscal 2025. The outstanding borrowing bore weighted-average interest at an annual rate of 6.38% and 6.83% based on a one-month term SOFR period resulting in interest expense of $0.4 million and $2.0 million during the first quarter of fiscal 2024 and 2025.
Borrowings under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the first quarter of fiscal 2025.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2024 and the first quarter of fiscal 2025, we had outstanding letters of credit in the aggregate amount of $7.7 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the first quarter of fiscal 2025.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the first quarter of fiscal 2025, we entered into data center leases with a seven-year duration, and aggregate lease payments of $54.9 million, commencing in the second quarter of fiscal 2025 and therefore are excluded from our future lease payments tabular disclosure below.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three years and contain a bargain purchase option at the end of the respective lease term. It is reasonably certain that the bargain purchase option will be exercised.
The components of lease costs during the periods presented were as follows (in thousands):

	First Quarter of Fiscal
	2024	2025
Fixed operating lease cost	$14,001	$10,989

Variable lease cost (1)	2,084	3,592
Short-term lease cost (12 months or less)	1,058	897

Finance lease cost:
Amortization of finance lease right-of-use assets	1,100	1,100
Interest on finance lease liabilities	129	63
Total finance lease cost	$1,229	$1,163

Total lease cost	$18,372	$16,641
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2024	First Quarter of Fiscal 2025
Operating leases:
Weighted-average remaining lease term (in years)	5.0	4.9
Weighted-average discount rate	7.1%	7.2%

Finance leases:
Finance lease right-of-use assets, gross	$17,596	$17,596
Accumulated amortization	(7,812)	(8,912)
Finance lease right-of-use assets, net (1)	$9,784	$8,684
Finance lease liabilities, current (2)	4,204	4,384
Finance lease liabilities, non-current (3)	180	63
Total finance lease liabilities	$4,384	$4,447
Weighted-average remaining lease term (in years)	2.4	2.2
Weighted-average discount rate	5.4%	5.6%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows (in thousands):

	First Quarter of Fiscal
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,425	$9,169
Financing cash outflows for finance leases	$1,540	$802
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$7,580	$7,885
Future lease payments under our non-cancelable leases at the end of the first quarter of fiscal 2025 were as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
The remainder of 2025	$42,714	$4,347
2026	44,217	183
2027	27,097	—
2028	28,487	—
2029	23,270	—
Thereafter	32,381	—
Total future lease payments	198,166	4,530
Less: imputed interest	(32,638)	(83)
Present value of total lease liabilities	$165,528	$4,447

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Lessor Arrangement
During the fourth quarter of fiscal 2024, we, as a lessor, entered into a non-cancelable arrangement with a customer ("lessee") to lease our data storage solutions and subscription services. The arrangement includes three seven-year leases that commence in the first, second and fourth quarters of fiscal 2025 with total net consideration of $76.6 million, and provides the lessee with an end-of-term option to purchase the leased assets for a pre-determined price.
We determined, at inception of the arrangement, that each of the three seven-year leases included multiple components. These components include sales-type leases, an operating lease, and non-lease components. The total net consideration for each lease was allocated to these components based on relative standalone selling price. The amounts allocated to the lease and non-lease components are accounted for in accordance with ASC 842 and ASC 606, respectively. Lease income associated with sales-type leases are classified as product revenue and lease income associated with operating leases and non-lease components are classified as subscription services revenue on our condensed consolidated statements of operations.
The total net consideration for the first lease that commenced in the first quarter of fiscal 2025 ("First Lease") is $21.3 million. Of this amount, we recognized $7.2 million in product revenue related to a sales-type lease component. The associated profit was $5.3 million, based on the $7.2 million in product revenue less certain costs. Subscription services revenue related to the operating lease and non-lease components recognized during the first quarter of fiscal 2025 was not material.
Future minimum gross lease payments for the First Lease allocated to the sales-type leases and operating lease components were as follows (in thousands). The remaining lease payments, allocated to the non-lease components, is $17.0 million and excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Lease
The remainder of 2025	$1,381	$647
2026	1,381	646
2027	1,381	646
2028	2,028	—
2029	2,028	—
Thereafter	4,056	—
Total future lease payments to be received	$12,255	$1,939

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Restructuring and Impairment
Workforce Realignment
In February 2024, we initiated a workforce realignment plan (the Plan) that impacted nearly 250 employees globally, resulting in total restructuring costs of $27.9 million associated with one-time severance and other termination benefits. We recognized $18.0 million in restructuring costs in the fourth quarter of fiscal 2024 and an additional $9.9 million in restructuring costs was recognized in the first quarter of fiscal 2025. Of the restructuring costs recognized in the first quarter of fiscal 2025, $9.5 million is presented in restructuring and impairment and $0.4 million is presented in cost of revenue in our condensed consolidated statement of operations. The execution of the Plan was substantially completed by the end of the first quarter of fiscal 2025.
The following table summarizes our liability related to the Plan that is included within accrued compensation and benefits on our condensed consolidated balance sheet (in thousands):

Workforce Realignment Costs
Balance at the end of fiscal 2024	$18,009
Restructuring charges	9,855
Cash payments	(21,373)
Balance at the end of the first quarter of fiscal 2025	$6,491
Facilities Abandonment and Impairment
During the first quarter of fiscal 2025, we recognized incremental abandonment and impairment charges of $3.9 million and $2.5 million, respectively, related to certain leases associated with our former corporate headquarters that we ceased use during the second quarter of fiscal 2024. The impairment charge represents the amount that the carrying value of the asset exceeded its estimated fair value, which was determined by utilizing a discounted cash flow approach that incorporated revised sublease assumptions.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the first quarter of fiscal 2025, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the first quarter of fiscal 2025, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the first quarter of fiscal 2025, 325.2 million shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In February 2024, our Board of Directors authorized an additional $250.0 million to repurchase shares of our common stock. We did not repurchase shares of our common stock during the first quarter of fiscal 2025. At the end of the first quarter of fiscal 2025, $395.4 million remained available for future share repurchases under our current repurchase authorization.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 11. Equity Incentive Plans
Equity Incentive Plans
We maintain two equity incentive plans: the 2009 Equity Incentive Plan (the 2009 Plan) and the 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan serves as the successor to our 2009 Plan and provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based stock and cash awards, market-based stock awards, and other forms of stock awards to our employees, directors and consultants. Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. An ESPP reset occurred during the first quarter of fiscal 2024 that resulted in a modification charge of $16.7 million, which is being recognized over an offering period ending March 15, 2025.
Stock-based compensation expense related to our 2015 ESPP was $6.1 million and $8.0 million during the first quarter of fiscal 2024 and 2025. At the end of the first quarter of fiscal 2025, total unrecognized stock-based compensation cost related to our 2015 ESPP was $33.7 million, which is expected to be recognized over a weighted-average period of 1.0 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2024	4,493,934	$13.63	2.3	$129,065
Options exercised	(1,034,342)	12.78
Options forfeited	(593)	1.95
Balance at the end of the first quarter of fiscal 2025	3,458,999	$13.89	2.3	$133,119
Vested and exercisable at the end of the first quarter of fiscal 2025	3,451,936	$13.78	2.3	$132,763

The aggregate intrinsic value of options vested and exercisable at the end of the first quarter of fiscal 2025 is calculated based on the difference between the exercise price and the closing price of $52.24 of our common stock on the last day of the first quarter of fiscal 2025.
Stock-based compensation expense recognized related to stock options was $0.7 million and $0.2 million during the first quarter of fiscal 2024 and 2025. At the end of the first quarter of fiscal 2025, total unrecognized employee stock-based compensation cost related to outstanding options was $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	24,343,074	$26.77	$1,028,495
Granted	6,063,832	49.75
Vested	(3,018,788)	22.88
Forfeited	(1,020,204)	26.47
Unvested balance at the end of the first quarter of fiscal 2025	26,367,914	$32.51	$1,377,460
Stock-based compensation expense related to RSUs was $60.6 million and $67.7 million during the first quarter of fiscal 2024 and 2025. At the end of the first quarter of fiscal 2025, total unrecognized employee stock-based compensation cost related to unvested RSUs was $814.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. The number of earned shares vest over three years from the date of grant subject to continuous service.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of the PRSU activity under our equity incentive plans and related information is as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	2,270,597	$25.64	$95,933
Granted (1)	1,102,502	49.46
Vested and earned (2)	(660,376)	24.52
Unearned (3)	(297,864)	23.86
Unvested balance at the end of the first quarter of fiscal 2025	2,414,859	$37.04	$126,152
____________________________________
(1) Represents the number of shares that may be earned at the target percentage of 100% depending on the achievement of fiscal 2025 performance conditions.
(2) Represents the number of shares earned in which the service condition has also been satisfied.
(3) Represents the number of shares canceled as a result of not fully achieving the fiscal 2024 performance conditions.
Stock-based compensation expense related to PRSUs was $10.4 million and $33.5 million during the first quarter of fiscal 2024 and 2025. At the end of the first quarter of fiscal 2025, total unrecognized employee stock-based compensation cost related to unvested PRSUs was $70.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.
During the first quarter of fiscal 2025, our Board of Directors approved a discretionary adjustment, increasing the earned number of shares to 80 percent of the target for the PRSUs granted in fiscal 2024. Our Board of Directors consideration included that fiscal 2024 total revenue growth was impacted by Total Contract Value (TCV) sales growth of our consumption based Evergreen//One and Evergreen//Flex offerings, which far exceeded expectations. This modification resulted in additional stock-based compensation expense of approximately $40.7 million, of which $28.7 million was recognized in the first quarter of fiscal 2025 with the remaining amount to be recognized over the remaining vesting period.
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
Total stock-based compensation expense of $73.9 million for these awards is being recognized over the requisite service period of nearly five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met. There were approximately 4.0 million in remaining unvested and outstanding LTP Awards with an aggregate intrinsic value of $209.3 million at the end of the first quarter of fiscal 2025. Stock-based compensation expense related to LTP Awards was $3.6 million during the first quarter of fiscal 2025. At the end of the first quarter of fiscal 2025, total unrecognized stock-based compensation cost related to unvested LTP Awards was $57.1 million, which is expected to be recognized over a weighted-average period of 3.9 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	First Quarter of Fiscal
	2024	2025
Cost of revenue—product	$2,655	$2,782
Cost of revenue—subscription services	5,647	8,871
Research and development	38,232	50,294
Sales and marketing	17,181	23,519
General and administrative	14,115	27,528
Total stock-based compensation expense, net of amounts capitalized (1)	$77,830	$112,994
_________________________________
(1) Stock-based compensation expense capitalized was $0.8 million and $1.6 million during the first quarter of fiscal 2024 and 2025.
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 12. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, PRSUs, and LTP Awards, the shares underlying the conversion option in our Notes (prior to the Notes being repaid in April 2023) to the extent dilutive, and common stock issuable pursuant to the ESPP. We used the if-converted method to calculate the impact of our Notes, prior to the Notes being repaid, on diluted EPS. In periods of net loss, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	First Quarter of Fiscal
	2024	2025
Net loss	$(67,401)	$(35,009)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	305,863	322,589
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.11)

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	First Quarter of Fiscal
	2024	2025
Stock options to purchase common stock	8,874	3,883
Unvested RSUs and PRSUs	27,794	25,516
Shares related to convertible senior notes	17,315	—
Shares issuable pursuant to the ESPP	822	775
Total	54,805	30,174

Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	First Quarter of Fiscal
	2024	2025
Interest income(1)	$12,989	$18,190
Interest expense(2)	(1,385)	(2,012)
Foreign currency transactions gains (losses)	48	(2,092)
Other income	97	5
Total other income (expense), net	$11,749	$14,091
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
Note 14. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and U.S. income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our loss before provision for income taxes and the income tax provision recorded was primarily attributable to our valuation allowance on U.S. deferred tax assets, research and development credits, U.S. taxes on foreign income, stock-based compensation expense and state taxes driven by Internal Revenue Code Section 174.
At the end of the first quarter of fiscal 2025, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2024.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	First Quarter of Fiscal
	2024	2025
United States	$427,164	$489,019
Rest of the world	162,143	204,460
Total revenue	$589,307	$693,479

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2024	First Quarter of Fiscal 2025
United States	$340,121	$355,490
Rest of the world	12,483	12,663
Total long-lived assets	$352,604	$368,153

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is the first Sunday after January 30.
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
Recent Developments

•In March 2024, through integrations with NVIDIA, we delivered new validated reference architectures for running generative AI use cases, including a new NVIDIA OVX-ready validated reference architecture, adding more options for customers in addition to the previously announced NVIDIA BasePod certification.

•In March 2024, we introduced new self-service capabilities across our Pure1 storage management platform and Evergreen portfolio that empower customers with more control over their data storage environment via a single management layer, simplifying end-to-end operations.
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
Restructuring and Impairment. Restructuring and impairment expenses consist primarily of employee severance and termination benefits, and certain lease impairment and abandonment charges.

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	First Quarter of Fiscal		Change
	2024	2025	$	%
(dollars in thousands, unaudited)
Product revenue	$308,963	$347,384	$38,421	12%
Subscription services revenue	280,344	346,095	65,751	23%
Total revenue	$589,307	$693,479	$104,172	18%
Total revenue increased by $104.2 million, or 18%, during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily driven by sales to new and existing enterprise customers across our entire data storage platform.
The increase in product revenue during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily driven by strong customer demand for our FlashBlade solutions, including FlashBlade//E.
The increase in subscription services revenue during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was largely driven by increases in sales of our Evergreen subscription services, including Evergreen//One, as well as recognition of revenue from previously contracted Evergreen subscription services.
During the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, total revenue in the United States grew 14% from $427.2 million to $489.0 million while total rest of the world revenue grew 26% from $162.1 million to $204.5 million.
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
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands, unaudited):

	At the End of		Year-over-Year Growth
	First Quarter of Fiscal 2024	First Quarter of Fiscal 2025	%
Subscription annual recurring revenue	$1,156,857	$1,445,501	25%
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.3 billion at the end of the first quarter of fiscal 2025. Total RPO includes $57.0 million in remaining non-cancelable product orders. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors. Of the $2.3 billion RPO at the end of the first quarter of fiscal 2025, we expect to recognize approximately 48% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
RPO includes non-cancelable Total Contract Value (TCV) sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Cloud Block Store consumption and subscription based offerings. TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract.

Cost of Revenue and Gross Margin

	First Quarter of Fiscal		Change
	2024	2025	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$93,558	97,971	$4,413	5%
Stock-based compensation	2,655	$2,782	127	5%
Total product cost of revenue	96,213	100,753	$4,540	5%
% of Product revenue	31%	29%

Subscription services cost of revenue	$74,100	$88,149	$14,049	19%
Stock-based compensation	5,647	8,871	3,224	57%
Total subscription services cost of revenue	$79,747	$97,020	$17,273	22%
% of Subscription services revenue	28%	28%

Total cost of revenue	$175,960	$197,773	$21,813	12%
% of Total revenue	30%	29%

Product gross margin	69%	71%
Subscription services gross margin	72%	72%
Total gross margin	70%	71%
Cost of revenue increased by $21.8 million, or 12%, during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The increase in product cost of revenue was primarily attributable to higher product sales, partially offset by lower excess and obsolete inventory charges. The increase in subscription services cost of revenue during these periods was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx. The increase in subscription services cost of revenue was also partially impacted by the modification of our fiscal 2024 performance restricted stock units (PRSUs) that resulted in additional stock-based compensation as discussed below.

Operating Expenses
During the first quarter of fiscal 2025, we recognized $28.7 million in stock-based compensation related to a modification of our fiscal 2024 PRSUs increasing year-over-year stock-based compensation expense. Refer to Note 11 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
In addition, operating expenses in the first quarter of fiscal 2025 were positively impacted as a result of the workforce alignment that we initiated in the fourth quarter of fiscal 2024.
Research and Development

	First Quarter of Fiscal		Change
	2024	2025	$	%
(dollars in thousands, unaudited)
Research and development	$147,099	$143,526	$(3,573)	(2)%
Stock-based compensation	38,232	50,294	12,062	32%
Total expenses	$185,331	$193,820	$8,489	5%
% of Total revenue	31%	28%
Research and development expense increased by $8.5 million, or 5%, during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 primarily driven by the modification of our fiscal 2024 PRSUs that resulted in additional stock-based compensation.
The decrease in research and development expense as a percentage of total revenue during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to higher revenue.
Sales and Marketing

	First Quarter of Fiscal		Change
	2024	2025	$	%
(dollars in thousands, unaudited)
Sales and marketing	$215,265	$227,453	$12,188	6%
Stock-based compensation	17,181	23,519	6,338	37%
Total expenses	$232,446	$250,972	$18,526	8%
% of Total revenue	39%	36%
Sales and marketing expense increased by $18.5 million, or 8%, during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily due to an increase of $22.8 million in employee compensation and related costs, partially offset by a decrease of $4.1 million in sales and marketing events. The increase in employee compensation and related costs was partially impacted by the modification of our fiscal 2024 PRSUs that resulted in additional stock-based compensation.
The decrease in sales and marketing expense as a percentage of total revenue during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to higher revenue and lower costs for sales and marketing events.

General and Administrative

	First Quarter of Fiscal		Change
	2024	2025	$	%
(dollars in thousands, unaudited)
General and administrative	$53,269	$49,259	$(4,010)	(8)%
Stock-based compensation	14,115	27,528	13,413	95%
Total expenses	$67,384	$76,787	$9,403	14%
% of Total revenue	11%	11%
General and administrative expense increased by $9.4 million, or 14%, during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily driven by the modification of our fiscal 2024 PRSUs that resulted in additional stock-based compensation, partially offset by a decrease in outside services costs.
Restructuring and Impairment
During the first quarter of fiscal 2025, we recognized $15.9 million of restructuring and impairment costs.
We recognized $9.5 million in incremental restructuring costs primarily associated with one-time severance and other termination benefits related to a workforce alignment plan that was initiated in the fourth quarter of fiscal 2024.
We also recognized $6.4 million in abandonment and impairment charges related to certain leases associated with our former corporate headquarters that we ceased use in the second quarter of fiscal 2024. The incremental impairment charge was due to a revision to the underlying sublease assumptions during the first quarter of fiscal 2025.
Other Income (Expense), Net

	First Quarter of Fiscal		Change
	2024	2025	$
(dollars in thousands, unaudited)
Other income (expense), net	$11,749	$14,091	$2,342
Other income (expense), net increased by $2.3 million during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily due to an increase in interest income due to increased interest rate environment, partially offset by higher net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies.
Provision for Income Taxes

	First Quarter of Fiscal		Change
	2024	2025	$
(dollars in thousands, unaudited)
Provision for income taxes	$7,336	$7,326	$(10)

Liquidity and Capital Resources
At the end of the first quarter of fiscal 2025, we had cash, cash equivalents and marketable securities of $1.7 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and the revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts, growth of our Evergreen//One offering, the addition or closure of office space, ongoing construction of our new headquarters facility, the timing of new product introductions, payments for workforce realignment restructuring activities, our share repurchases, and expected cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may seek additional equity or debt financing in the future.
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
In April 2023, we borrowed $100.0 million under the Credit Facility. The outstanding loan bore weighted-average interest at an annual rate of approximately 6.83% based on a one-month term SOFR resulting in interest expense of $2.0 million during the first quarter of fiscal 2025.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the first quarter of fiscal 2025.
Letters of Credit
At the end of the first quarter of fiscal 2025, we had outstanding letters of credit in the aggregate amount of $7.7 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.

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
There were no share repurchases of our common stock during the first quarter of fiscal 2025. $395.4 million remained under our share repurchase authorization as of the end of the first quarter of fiscal 2025.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Quarter of Fiscal
	2024	2025
Net cash provided by operating activities	$173,247	$221,500
Net cash provided by (used in) investing activities	$151,201	$(48,395)
Net cash provided by (used in) financing activities	$(527,601)	$24,974
Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2024 and 2025 was primarily driven by cash collections from sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. The year-over-year increase in net cash provided by operating activities was primarily driven by increased sales of our product and subscription services, including improved timing of collections.
Investing Activities
Net cash used in investing activities during the first quarter of fiscal 2025 was driven by $48.8 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the continued construction of our new headquarters facility.
Net cash provided by investing activities during the first quarter of fiscal 2024 was driven by net maturities of $202.6 million in marketable securities, partially offset by $51.4 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the construction of our new headquarters facility.
Financing Activities
Net cash provided by financing activities during the first quarter of fiscal 2025 was primarily driven by proceeds from the issuance of common stock from employee stock purchase plan (ESPP) of $25.3 million, and the exercise of stock options of $13.2 million, partially offset by cash outflows related to tax withholding on vesting of equity awards of $12.5 million.
Net cash used in financing activities during the first quarter of fiscal 2024 was primarily driven by cash outflows related to the repayment of the principal amount of the Notes of approximately $575.0 million, share repurchases of $69.9 million and tax withholding on vesting of equity awards of $6.8 million. These cash outflows were partially offset by proceeds from borrowing under the Credit Facility of $100.0 million, the issuance of common stock from ESPP of $21.2 million, and the exercise of stock options of $4.6 million.

Contractual Obligations and Commitments
Except as set forth in Notes 6 to 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for fiscal 2024.
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
We deem an accounting policy to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our condensed consolidated financial statements. Refer to Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policy and Estimates” in our latest Form 10-K for our fiscal year ended February 4, 2024. There have been no material changes to our critical accounting policies and estimates since this Form 10-K was filed on April 1, 2024.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the first quarter of fiscal 2025 we had cash, cash equivalents and marketable securities of $1.7 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $9.3 million at the end of the first quarter of fiscal 2025.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the first quarter of fiscal 2025 to compute the adverse impact these changes would have had on our loss before income taxes in the near term. These changes would have resulted in an adverse impact on loss before provision for income taxes of approximately $6.9 million at the end of the first quarter of fiscal 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the first quarter of fiscal 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2025 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, many of which are beyond our control. Some of the principal risks associated with our business include the following:

•Our business, operating results, and cash flows may be adversely impacted by uncertain macroeconomic conditions, and the uncertain geopolitical environment.

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

Risks Related to Our Business and Industry
Our business, operating results, and cash flows may be adversely impacted by uncertain macroeconomic conditions, and the uncertain geopolitical environment
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Recent macroeconomic and geopolitical events, including inflation, rising interest rates, supply chain constraints, labor shortages, geopolitical tensions such as those involving China and Israel, and political and fiscal challenges in the United States and abroad, have, and may continue to have, an adverse effect on the budgets, confidence and demand of our customers, particularly in the United States where we derive the majority of our revenue. These pressures create a great deal of uncertainty and affect our customer demand, margins, costs and operations. Macroeconomic conditions can and do further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts. If we are unable to successfully manage the effects of these pressures, our business, operating results, cash flows and financial condition may be adversely affected.
Our sales cycles can be long, unpredictable and expensive, particularly during a global economic slowdown, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits of our data storage platform (Platform) and often involves an evaluation process that can result in a lengthy sales cycle, particularly for larger customers and especially in an economic slowdown. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases are frequently subject to our customers' budget constraints, multiple approvals and unplanned administrative and other delays. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. As a result, our revenue and operating results have and may continue to fluctuate from quarter to quarter. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other technology products generally.
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
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends, such as the opportunities created by the recent advances in AI. We continue to expand and evolve our Platform to compete directly with hard disk systems, and that strategy may take longer than we anticipate or may not succeed due to unforeseen factors. We may be unable to capture significant storage workloads for AI environments and hyperscalers. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our Platform could adversely affect the demand for our Platform.
Offerings from large public cloud providers are expanding quickly and serve as alternatives to our Platform for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend reduces the demand for storage systems like ours. It is difficult to predict customer adoption rates of new offerings, customer demand for our Platform or the future growth rate and size of our addressable market. Reduced demand for our Platform caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
We face intense competition from established companies and others.
We face intense competition from a number of established companies that sell competing storage products, including Dell EMC, HP Enterprise, Hitachi Vantara, IBM, and NetApp. Our competitors may have:
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
Our Platform is highly technical and complex and is often used to store information critical to our customers’ business operations. Our Platform may contain errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our Platform may only be discovered after it has been installed and used by customers. We have, from time to time, identified vulnerabilities in our Platform. Despite our efforts to detect and remediate actual and potential vulnerabilities in our systems, we cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. We may also incur unexpected costs replacing defective hardware or ensuring that hardware remains interoperable and upgradable. Any of these errors, defects, bugs or security vulnerabilities may leave us, our Platform and our customers susceptible to exploitation, including by malicious actors, which could result in a loss of revenue, injury to our reputation, loss of customers or increased service and warranty costs, and adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.

We could face claims for product liability, tort or breach of warranty. We may not be able to enforce provisions in our contracts relating to warranty disclaimers and liability limitations. Defending a lawsuit, regardless of its merit, would be costly and could divert management’s attention and harm our reputation. Our business liability insurance coverage may be inadequate with respect to a claim and future coverage may not be available on acceptable terms or at all. Any of these issues could result in claims against us, and our business, operating results and financial condition could be harmed.
If we are unable to ensure that our Platform interoperates with third party operating systems, software applications and hardware, we may lose or fail to increase our market share.
Our Platform must interoperate with our customers’ infrastructure, specifically networks, servers, software and operating systems, which are offered by a wide variety of vendors. When new or updated versions of these operating systems or applications are introduced, we may need to develop updated versions of our software so that our Platform continues to interoperate properly. We may not deliver or maintain interoperability quickly, cost-effectively or at all as these efforts require capital investment and engineering resources. If we fail to maintain compatibility of our Platform with these infrastructure components, our customers may not be able to fully utilize our Platform, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our Platform, which may harm our business, operating results and financial condition.
Our Platform must conform to industry standards in order to be accepted by customers.
Generally, our Platform comprises only a part of an IT environment. The servers, network, software and other components and systems deployed by our customers must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in this ecosystem to conform to prevailing industry standards. These companies are often significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that our customers prefer. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, sales of our Platform could be adversely affected, which may harm our business.
Our ability to successfully market and sell our Platform is dependent in part on ease of use and the quality of our customer experience, and any failure to offer high-quality technical services and support could harm our business.
Once our customers, deploy our Platform, they depend on our customer experience organization to drive non-disruptive upgrades and resolve technical issues. Our ability to provide effective technical services is largely dependent on our ability to attract, train and retain qualified personnel, as well as to engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our reputation and on recommendations from our existing customers. We may need to provide customized installation and configuration services to our customers before our Platform is fully operational in their environments. Any failure to maintain, or a market perception that we do not maintain, high-quality technical services and support could harm our reputation, our ability to sell our Platform to existing and prospective customers and our business.
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
We expect that our future growth will continue to place strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower than, or develop slower than we expect or may never materialize. Investors should not consider our revenue growth in prior periods as indicative of our future performance. In future periods, we may not achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to maintain adequate revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. If we are unable to manage our growth successfully, we may not be able to take advantage of market opportunities or release new Platform offerings in a timely manner, and we may fail to satisfy customer expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely impact our growth and affect our business and operating results.

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
Our sales from our Evergreen//One and Evergreen//Flex subscription and consumption offerings have been increasing as a percentage of total sales, and we expect this trend to continue. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue when the order is fulfilled. By contrast, revenue for our Evergreen//One and Evergreen//Flex subscription and consumption offerings is recognized over the term of the relevant contract period and the majority of revenue is included in subscription services revenue. As sales from our our Evergreen//One and Evergreen//Flex subscription and consumption offerings grow it may negatively impact both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons.
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
Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. We have been, and may in the future be, subject to attempts to gain unauthorized access to our systems. For example, in June 2024, we were the subject of a security incident involving a third party that temporarily gained unauthorized access to a single Snowflake data analytics workspace. The workspace did not include compromising information such as passwords for customer systems, or any of the data that is stored on the customer systems, but did contain telemetry information that we use to provide proactive customer support services. The threats to information systems and information may include traditional computer “hackers,” social engineering schemes (for example, attempts to induce fraudulent invoice payments or divert money from us), software bugs, malicious code (such as viruses and worms), personnel misconduct or error, faulty password management, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, as well as attacks from nation-state and nation-state supported actors. These threats are also becoming increasingly more difficult to detect. We may also be the subject of phishing attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware and other similar issues. AI technologies may also be used in connection with certain attacks, resulting in heightened risks of security breaches and incidents. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business.
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
Changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Given proposed tax legislation and other global tax developments, we continue to evaluate our corporate structure and intercompany relationships.The Tax Cuts and Jobs Act of 2017 amendments to Internal Revenue Code (IRC) Section 174 require that specific research and experimental expenditures be capitalized and amortized over five years if incurred in the U.S. or fifteen years if incurred in a foreign jurisdiction beginning in our fiscal 2023. Although Congress is considering legislation that would defer, modify or repeal this capitalization and amortization requirement, the possibility that this will happen is uncertain. If this requirement is not deferred, modified or repealed, we may continue to incur additional cash taxes.
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
Any intellectual property rights claim against us or our customers, suppliers, and channel partners, with or without merit, could be time-consuming and expensive to litigate or settle, divert management’s resources and attention from operating our business and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. An adverse determination also could invalidate our intellectual property rights, prevent us from manufacturing and selling our products and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We are also incorporating AI into the operations of our business. The intellectual property rights surrounding AI technologies are unsettled, and the use or adoption of AI technologies in our business could expose us to copyright infringement or other intellectual property misappropriation claims.
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

Changes to intellectual property laws in the United States and other jurisdictions could also diminish the value of our patents and patent applications or narrow the scope of our patent protection, among other intellectual property rights. We cannot be certain that the steps we have taken will prevent theft, unauthorized use or the reverse engineering of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. Moreover, others may independently develop technologies that are competitive to ours or that infringe our intellectual property. Furthermore, any of our trademarks may be challenged by others or invalidated through administrative process or litigation.
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

Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, in recent years we became subject to the EU General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA). Additionally, the California Privacy Rights Act (CPRA), which modifies the CCPA, became fully effective as of January 1, 2023. Other states have proposed, and in certain cases enacted, similar laws. These and potentially other future privacy regulations may require us to make further changes to our policies and procedures beyond what we have already done. Our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. We have modified our data protection compliance program in response to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. The potential effects of new or modified privacy laws may be far-reaching and require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such laws that impact the performance and competitiveness of our Platform. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit competitiveness and adoption of our Platform by current and future customers.
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
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Credit Facility). We can borrow, repay and re-borrow funds under this Credit Facility at any time through August 2025, subject to customary borrowing conditions, for general corporate purposes and working capital.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $63.48, through June 5, 2024. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the first quarter of fiscal 2025 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
February 5, 2024 - March 3, 2024	$52.65	1	$3
March 4, 2024 - March 31, 2024	$49.78	249	$12,475
April 1, 2024 - May 5, 2024	$—	—	$—

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
On April 17, 2024, John Colgrove, our Chief Visionary Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading plan on behalf of the The Colgrove Family Charitable Remainder Trust, that is intended to satisfy the affirmative defense of Rule 10b5-1(c), which provides for the sale of up to 1,000,000 shares of our common stock on specified dates until the earlier of December 31, 2024, or when all the shares under Mr. Colgrove’s plan are sold.
On April 18, 2024, Dan FitzSimons, our Chief Revenue Officer, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c), which provides for the sale of up to 77,155 shares of our common stock on specified dates until the earlier of April 18, 2025, or when all the shares under Mr. FitzSimon’s plan are sold. The actual number of shares subject to the trading arrangement under the Rule 10b5-1 trading plan may be lower due to our withholding of certain shares to satisfy income tax withholding and remittance obligations in connection with the vesting and net settlement of restricted stock units.
During the first quarter of fiscal 2025, other than Messrs. Colgrove and FitzSimons, none of our directors or executive officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PURE STORAGE, INC.

Date:	June 12, 2024	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 12, 2024	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)