Form 10-Q
period 2024-08-04
Pure Storage, Inc.
filed 2024-09-11
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2024
OR
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

As of September 4, 2024, the registrant had 327,691,894 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended August 4, 2024

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, high inflation, rising interest rates, and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to capture storage workloads for AI environments and hyperscalers, our ability to realize benefits from our acquisitions and investments, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, specifically our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2024	Second Quarter of Fiscal 2025

ASSETS
Current assets:
Cash and cash equivalents	$702,536	$965,028
Marketable securities	828,557	855,453
Accounts receivable, net of allowance of $1,060 and $959	662,179	416,501
Inventory	42,663	43,548
Deferred commissions, current	88,712	87,424
Prepaid expenses and other current assets	173,407	185,072
Total current assets	2,498,054	2,553,026
Property and equipment, net	352,604	396,676
Operating lease right-of-use assets	129,942	138,781
Deferred commissions, non-current	215,620	210,755
Intangible assets, net	33,012	27,004
Goodwill	361,427	361,427
Restricted cash	9,595	14,779
Other assets, non-current	55,506	78,825
Total assets	$3,655,760	$3,781,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,757	$68,104
Accrued compensation and benefits	250,257	176,553
Accrued expenses and other liabilities	135,755	119,430
Operating lease liabilities, current	44,668	49,575
Deferred revenue, current	852,247	869,332
Total current liabilities	1,365,684	1,282,994
Long-term debt	100,000	100,000
Operating lease liabilities, non-current	123,201	128,674
Deferred revenue, non-current	742,275	754,328
Other liabilities, non-current	54,506	62,116
Total liabilities	2,385,666	2,328,112
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 319,523 and 327,465 Class A shares issued and outstanding	32	33
Additional paid-in capital	2,749,595	2,925,507
Accumulated other comprehensive income (loss)	(3,782)	2,707
Accumulated deficit	(1,475,751)	(1,475,086)
Total stockholders’ equity	1,270,094	1,453,161
Total liabilities and stockholders’ equity	$3,655,760	$3,781,273

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025

Revenue:
Product	$399,738	$402,595	$708,701	$749,979
Subscription services	288,933	361,176	569,277	707,271
Total revenue	688,671	763,771	1,277,978	1,457,250
Cost of revenue:
Product	120,605	129,723	216,818	230,476
Subscription services	81,473	93,968	161,220	190,988
Total cost of revenue	202,078	223,691	378,038	421,464
Gross profit	486,593	540,080	899,940	1,035,786
Operating expenses:
Research and development	182,492	195,490	367,823	389,310
Sales and marketing	232,732	250,267	465,178	501,239
General and administrative	60,831	69,445	128,215	146,232
Restructuring and impairment	16,766	—	16,766	15,901
Total operating expenses	492,821	515,202	977,982	1,052,682
Income (loss) from operations	(6,228)	24,878	(78,042)	(16,896)
Other income (expense), net	6,686	19,437	18,435	33,528
Income (loss) before provision for income taxes	458	44,315	(59,607)	16,632
Provision for income taxes	7,573	8,641	14,909	15,967
Net income (loss)	$(7,115)	$35,674	$(74,516)	$665
Net income (loss) per share attributable to common stockholders, basic	$(0.02)	$0.11	$(0.24)	$0.00
Net income (loss) per share attributable to common stockholders, diluted	$(0.02)	$0.10	$(0.24)	$0.00
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	309,510	326,326	307,687	324,458
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	309,510	343,443	307,687	341,509

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025

Net income (loss)	$(7,115)	$35,674	$(74,516)	$665
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	(1,685)	8,313	3,181	6,673
Less: reclassification adjustment for net gains on available-for-sale securities included in net income (loss)	(16)	(22)	(284)	(184)
Change in unrealized net gains (losses) on available-for-sale securities	(1,701)	8,291	2,897	6,489
Comprehensive income (loss)	$(8,816)	$43,965	$(71,619)	$7,154

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	Second Quarter of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2024	306,453	$31	$2,521,145	$(10,906)	$(1,604,463)	$905,807
Issuance of common stock upon exercise of stock options	2,610	—	25,263	—	—	25,263
Stock-based compensation expense	—	—	91,012	—	—	91,012
Vesting of restricted stock units	3,505	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(134)	—	(5,068)	—	—	(5,068)
Repurchases of common stock	(595)	—	(21,970)	—	—	(21,970)
Issuance of common stock upon conversion of convertible senior notes	—	—	100	—	—	100
Other comprehensive loss	—	—	—	(1,701)	—	(1,701)
Net loss	—	—	—	—	(7,115)	(7,115)
Balance at the end of the second quarter of fiscal 2024	311,839	$31	$2,610,482	$(12,607)	$(1,611,578)	$986,328

	Second Quarter of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2025	325,181	$33	$2,890,284	$(5,584)	$(1,510,760)	$1,373,973
Issuance of common stock upon exercise of stock options	373	—	4,545	—	—	4,545
Stock-based compensation expense	—	—	106,861	—	—	106,861
Vesting of restricted stock units	3,026	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(1,115)	—	(76,183)	—	—	(76,183)
Other comprehensive income	—	—	—	8,291	—	8,291
Net income	—	—	—	—	35,674	35,674
Balance at the end of the second quarter of fiscal 2025	327,465	$33	$2,925,507	$2,707	$(1,475,086)	$1,453,161

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, unaudited)

	First Two Quarters of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	3,400	—	29,882	—	—	29,882
Stock-based compensation expense	—	—	169,677	—	—	169,677
Vesting of restricted stock units	7,175	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(415)	—	(11,827)	—	—	(11,827)
Common stock issued under employee stock purchase plan	1,069	—	21,219	—	—	21,219
Repurchases of common stock	(3,467)	—	(91,881)	—	—	(91,881)
Issuance of common stock upon conversion of convertible senior notes	1	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	2,897	—	2,897
Net loss	—	—	—	—	(74,516)	(74,516)
Balance at the end of the second quarter of fiscal 2024	311,839	$31	$2,610,482	$(12,607)	$(1,611,578)	$986,328

	First Two Quarters of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094
Issuance of common stock upon exercise of stock options	1,407	—	17,768	—	—	17,768
Stock-based compensation expense	—	—	221,478	—	—	221,478
Vesting of restricted stock units	6,705	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(1,365)	—	(88,661)	—	—	(88,661)
Common stock issued under employee stock purchase plan	1,195	—	25,328	—	—	25,328
Other comprehensive income	—	—	—	6,489	—	6,489
Net income	—	—	—	—	665	665
Balance at the end of the second quarter of fiscal 2025	327,465	$33	$2,925,507	$2,707	$(1,475,086)	$1,453,161

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Two Quarters of Fiscal
	2024	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(74,516)	$665
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,913	69,827
Stock-based compensation expense	167,277	217,884
Noncash portion of lease impairment and abandonment	16,766	3,270
Other	(3,029)	2,726
Changes in operating assets and liabilities:
Accounts receivable, net	87,231	245,721
Inventory	4,460	(6,661)
Deferred commissions	(9,560)	6,153
Prepaid expenses and other assets	(358)	(27,006)
Operating lease right-of-use assets	19,635	16,528
Accounts payable	26,311	(13,158)
Accrued compensation and other liabilities	(57,524)	(78,732)
Operating lease liabilities	(13,133)	(18,257)
Deferred revenue	51,392	29,137
Net cash provided by operating activities	274,865	448,097
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(106,529)	(108,853)
Purchases of marketable securities and other	(246,617)	(270,451)
Sales of marketable securities	48,748	48,424
Maturities of marketable securities	386,703	197,984
Net cash provided by (used in) investing activities	82,305	(132,896)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options	29,848	17,768
Proceeds from issuance of common stock under employee stock purchase plan	21,219	25,328
Proceeds from borrowing	100,000	—
Principal payments on borrowings and finance lease obligations	(577,067)	(3,935)
Tax withholding on vesting of equity awards	(11,827)	(86,686)
Repurchases of common stock	(91,881)	—
Net cash used in financing activities	(529,708)	(47,525)
Net increase (decrease) in cash, cash equivalents and restricted cash	(172,538)	267,676
Cash, cash equivalents and restricted cash, beginning of period	591,398	712,131
Cash, cash equivalents and restricted cash, end of period	$418,860	$979,807

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$408,900	$965,028
Restricted cash	9,960	14,779
Cash, cash equivalents and restricted cash, end of period	$418,860	$979,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,139	$3,520
Cash paid for income taxes	$13,988	$23,154
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$18,406	$14,214

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2024 was February 4, 2024 and for fiscal 2025 will be February 2, 2025. The second quarter of fiscal 2024 and 2025 ended on August 6, 2023 and August 4, 2024. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2024 and the second quarter of fiscal 2025 (in thousands):

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,422	$22,827	$—	$9,595
Level 2
U.S. government treasury notes	340,168	584	(1,374)	339,378	1,834	337,544	—
U.S. government agencies	4,397	2	—	4,399	—	4,399	—
Corporate debt securities	419,051	1,163	(2,262)	417,952	—	417,952	—
Foreign government bonds	1,290	6	(16)	1,280	—	1,280	—
Asset-backed securities	65,947	279	(316)	65,910	—	65,910	—
Municipal bonds	1,510	—	(38)	1,472	—	1,472	—
Total	$832,363	$2,034	$(4,006)	$862,813	$24,661	$828,557	$9,595

	At the End of the Second Quarter of Fiscal 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$36,676	$21,897	$—	$14,779
Level 2
U.S. government treasury notes	334,054	1,658	(362)	335,350	—	335,350	—
U.S. government agencies	4,399	1	(1)	4,399	—	4,399	—
Corporate debt securities	435,932	3,218	(527)	438,623	—	438,623	—
Foreign government bonds	1,290	7	(3)	1,294	—	1,294	—
Asset-backed securities	73,751	582	(47)	74,286	—	74,286	—
Municipal bonds	1,510	—	(9)	1,501	—	1,501	—
Total	$850,936	$5,466	$(949)	$892,129	$21,897	$855,453	$14,779

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Second Quarter of Fiscal 2025
	Amortized Cost	Fair Value
Due within one year	$350,834	$350,374
Due in one to five years	499,102	504,066
Due in five to ten years	1,000	1,013
Total	$850,936	$855,453
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the second quarter and the first two quarters of fiscal 2024 and 2025.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2024 and the second quarter of fiscal 2025, aggregated by investment category (in thousands):

	At the End of Fiscal 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$166,565	$(725)	$47,842	$(649)	$214,407	$(1,374)
Corporate debt securities	116,247	(260)	104,810	(2,002)	221,057	(2,262)
Foreign government bonds	—	—	573	(16)	573	(16)
Asset-backed securities	12,029	(34)	13,800	(282)	25,829	(316)
Municipal bonds	—	—	1,472	(38)	1,472	(38)
Total	$294,841	$(1,019)	$168,497	$(2,987)	$463,338	$(4,006)

	At the End of the Second Quarter of Fiscal 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$10,626	$(1)	$117,120	$(361)	$127,746	$(362)
U.S. government agencies	1,999	(1)	—	—	1,999	(1)
Corporate debt securities	21,492	(22)	86,536	(505)	108,028	(527)
Foreign government bonds	—	—	587	(3)	587	(3)
Asset-backed securities	127	—	12,055	(47)	12,182	(47)
Municipal bonds	—	—	1,501	(9)	1,501	(9)
Total	$34,244	$(24)	$217,799	$(925)	$252,043	$(949)
 Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Financial Instruments
The investments held in our nonqualified deferred compensation plan (NQDC) trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $3.2 million and $5.8 million at the end of fiscal 2024 and the second quarter of fiscal 2025.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2024	Second Quarter of Fiscal 2025
Raw materials	$19,317	$15,267
Finished goods	23,346	28,281
Inventory	$42,663	$43,548
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2024	Second Quarter of Fiscal 2025
Test equipment	$371,269	$420,303
Computer equipment and software	319,636	350,805
Furniture and fixtures	12,547	13,322
Leasehold improvements	92,926	98,639
Capitalized software development costs	36,474	50,290
Total property and equipment	832,852	933,359
Less: accumulated depreciation and amortization	(480,248)	(536,683)
Property and equipment, net	$352,604	$396,676
Depreciation and amortization expense related to property and equipment was $27.2 million and $33.1 million for the second quarter of fiscal 2024 and 2025, and $53.8 million and $64.2 million for the first two quarters of fiscal 2024 and 2025.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2024			Second Quarter of Fiscal 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(16,107)	$3,018	$20,875	$(16,794)	$4,081
Developed technology	83,211	(56,589)	26,622	83,211	(63,200)	20,011
Customer relationships	6,459	(3,087)	3,372	6,459	(3,547)	2,912
Intangible assets, net	$108,795	$(75,783)	$33,012	$110,545	$(83,541)	$27,004

 Intangible assets amortization expense was $4.1 million and $3.9 million for the second quarter of fiscal 2024 and 2025, and $8.3 million and $7.8 million for the first two quarters of fiscal 2024 and 2025. At the end of the second quarter of fiscal 2025, the weighted-average remaining amortization period was 1.1 years for technology patents, 1.5 years for developed technology, and 3.2 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the second quarter of fiscal 2025, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2025	$7,931
2026	13,266
2027	3,543
2028	1,498
2029	604
Thereafter	162
Total	$27,004
Goodwill
As of the end of fiscal 2024 and the second quarter of fiscal 2025, goodwill was $361.4 million. There were no impairments to goodwill for the second and first two quarters of fiscal 2024 and 2025.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2024	Second Quarter of Fiscal 2025
Taxes payable	$13,097	$8,971
Accrued marketing	18,438	18,356
Accrued cloud and outside services	5,973	5,752
Supply chain-related accruals (1)	25,962	17,657
Accrued service logistics and professional services	9,636	8,666
Finance lease liabilities, current	4,204	2,035
Customer deposits from contracts with customers	23,534	22,550
Other accrued liabilities	34,911	35,443
Total accrued expenses and other liabilities	$135,755	$119,430
_________________________________
(1) Primarily consists of warranty reserves and accruals related to inventory and inventory purchase commitments with our contract manufacturers.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025
Beginning balance	$248,188	$296,626	$245,856	$304,332
Additions	45,028	39,415	80,129	69,040
Recognition of deferred commissions	(37,799)	(37,862)	(70,568)	(75,193)
Ending balance	$255,417	$298,179	$255,417	$298,179
Of the $298.2 million total deferred commissions balance at the end of the second quarter of fiscal 2025, we expect to recognize approximately 29% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the second quarter and first two quarters of fiscal 2024 and 2025.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025
Beginning balance	$1,395,670	$1,601,476	$1,385,650	$1,594,522
Additions	326,173	367,722	606,441	709,511
Recognition of deferred revenue	(284,800)	(345,539)	(555,048)	(680,374)
Ending balance	$1,437,043	$1,623,660	$1,437,043	$1,623,660
Revenue recognized during the second quarter of fiscal 2024 and 2025 from deferred revenue at the beginning of each respective period was $255.9 million and $301.8 million. Revenue recognized during the first two quarters of fiscal 2024 and 2025 from deferred revenue at the beginning of each respective period was $430.3 million and $519.8 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.3 billion at the end of the second quarter of fiscal 2025. Total RPO includes $49.0 million in remaining non-cancelable product orders, of which $13.5 million relates to a lessor arrangement that is further discussed in Note 8. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.3 billion RPO at the end of the second quarter of fiscal 2025, we expect to recognize approximately 48% over the next 12 months, and the remainder thereafter.

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
Effective April 1, 2023, the Credit Facility was amended to transition LIBOR to the Secured Overnight Financing Rate (SOFR). The annual interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or term SOFR (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on term SOFR (or at each three-month interval if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears.
In April 2023, we borrowed $100.0 million under the Credit Facility which remained outstanding at the end of the second quarter of fiscal 2025. The outstanding loan bore weighted-average interest at an annual rate of 6.53% and 6.83% during the second quarter of fiscal 2024 and 2025 and 6.49% and 6.83% during the first two quarters of fiscal 2024 and 2025 based on a one-month term SOFR period. Interest expense was not material for the second quarter and first two quarters of fiscal 2024 and 2025.
Borrowings under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the second quarter of fiscal 2025.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2024 and the second quarter of fiscal 2025, we had outstanding letters of credit in the aggregate amount of $7.7 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the second quarter of fiscal 2025.

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
Note 8. Leases
We lease office facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the first quarter of fiscal 2025, we entered into a data center lease with a seven-year duration, and aggregate lease payments of $32.7 million, commencing in the third quarter of fiscal 2025 and therefore is excluded from our future lease payments tabular disclosure below.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three years and contain a bargain purchase option at the end of the respective lease term. It is reasonably certain that the bargain purchase option will be exercised.
The components of lease costs during the periods presented were as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025
Fixed operating lease cost	$12,652	$11,548	$26,653	$22,537

Variable lease cost (1)	3,590	3,202	5,674	6,794
Short-term lease cost (12 months or less)	1,075	957	2,133	1,854

Finance lease cost:
Amortization of finance lease right-of-use assets	1,100	1,100	2,200	2,200
Interest on finance lease liabilities	128	62	257	125
Total finance lease cost	$1,228	$1,162	$2,457	$2,325

Total lease cost	$18,545	$16,869	$36,917	$33,510
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2024	Second Quarter of Fiscal 2025
Operating leases:
Weighted-average remaining lease term (in years)	5.0	4.9
Weighted-average discount rate	7.1%	7.3%

Finance leases:
Finance lease right-of-use assets, gross	$17,596	$17,596
Accumulated amortization	(7,812)	(10,012)
Finance lease right-of-use assets, net (1)	$9,784	$7,584
Finance lease liabilities, current (2)	4,204	2,035
Finance lease liabilities, non-current (3)	180	64
Total finance lease liabilities	$4,384	$2,099
Weighted-average remaining lease term (in years)	2.4	1.9
Weighted-average discount rate	5.4%	5.6%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows (in thousands):

	First Two Quarters of Fiscal
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$18,643	$22,916
Financing cash outflows for finance leases	$1,540	$3,337
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$10,840	$28,636
Future lease payments under our non-cancelable leases at the end of the second quarter of fiscal 2025 were as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
The remainder of 2025	$33,147	$1,938
2026	48,630	183
2027	31,226	—
2028	32,896	—
2029	26,729	—
Thereafter	40,645	—
Total future lease payments	213,273	2,121
Less: imputed interest	(35,024)	(22)
Present value of total lease liabilities	$178,249	$2,099

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
We determined, at inception of the arrangement, that each of the three seven-year leases included multiple components. These components include sales-type leases, an operating lease, and non-lease components. The total net consideration for each lease was allocated to these components based on relative standalone selling price. The amounts allocated to the lease and non-lease components are accounted for in accordance with ASC 842 and ASC 606, respectively. Lease income associated with sales-type leases are classified as product revenue and lease income associated with operating leases and non-lease components are classified primarily as subscription services revenue on our condensed consolidated statements of operations.
The total net consideration for two of the seven-year leases that commenced in the first and second quarters of fiscal 2025 ("First Two Leases") was $50.6 million. We recognized $8.0 million and $15.2 million in product revenue related to the sales-type lease components during the second quarter and first two quarters of fiscal 2025. The associated profit was $6.1 million and $11.4 million, based on the product revenue recognized less certain costs, during the second quarter and first two quarters of fiscal 2025. Subscription services revenue related to the operating lease and non-lease components recognized during the second quarter and first two quarters of fiscal 2025 were $1.9 million and $2.1 million.
Future minimum gross lease payments for the two seven-year leases allocated to the sales-type leases and operating lease components were as follows (in thousands). The remaining lease payments of $38.1 million allocated to the non-lease components, are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Lease
The remainder of 2025	$1,835	$1,483
2026	2,908	2,192
2027	2,908	2,192
2028	4,713	386
2029	5,100	—
Thereafter	10,966	—
Total future lease payments to be received	$28,430	$6,253

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9. Restructuring and Impairment
Workforce Realignment
In February 2024, we initiated a workforce realignment plan (the Plan) that impacted nearly 250 employees globally, resulting in total restructuring costs of $27.9 million associated with one-time severance and other termination benefits. We recognized $18.0 million in restructuring costs in the fourth quarter of fiscal 2024 and the remaining $9.9 million was recognized in the first quarter of fiscal 2025. Of the restructuring costs recognized in the first quarter of fiscal 2025, $9.5 million is presented in restructuring and impairment and $0.4 million is presented in cost of revenue in our condensed consolidated statement of operations for the first two quarters of fiscal 2025. The execution of the Plan was substantially completed by the end of the second quarter of fiscal 2025.
We paid $25.3 million of our liability related to the Plan during the first two quarters of fiscal 2025. The remaining liability was not material as of the end of the second quarter of fiscal 2025.
Facilities Abandonment and Impairment
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters and recorded an impairment charge to operating lease right-of-use assets of $15.9 million and an abandonment charge of $0.9 million related to these leases. The impairment charge represents the amount that the carrying value of the assets exceeded their estimated fair values, which were determined by utilizing a discounted cash flow approach that incorporated a sublease assumption. During the first two quarters of fiscal 2025, we recognized incremental abandonment and impairment charges of $3.9 million and $2.5 million, respectively, related to these leases. The incremental impairment charge was due to a revision to the underlying sublease assumptions.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the second quarter of fiscal 2025, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our "common stock", and Class B common stock. At the end of the second quarter of fiscal 2025, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the second quarter of fiscal 2025, 327.5 million shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In February 2024, our Board of Directors authorized an additional $250.0 million to repurchase shares of our common stock. We did not repurchase shares of our common stock during the second quarter and first two quarters of fiscal 2025. At the end of the second quarter of fiscal 2025, $395.4 million remained available for future share repurchases under our current repurchase authorization.

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
In June 2024, we extended the net-share settlement of equity awards to the majority of our employees by withholding shares upon vesting to satisfy tax withholding obligations whereas previously, shares were sold to cover such tax withholding obligations. Approximately 1.1 million shares and 1.4 million shares were withheld to cover $76.2 million and $88.7 million in tax withholding obligations during the second quarter and first two quarters of fiscal 2025. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our condensed consolidated statements of cash flows.
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
Stock-based compensation expense related to our 2015 ESPP was $6.5 million and $8.3 million during the second quarter of fiscal 2024 and 2025, and $12.6 million and $16.3 million during the first two quarters of fiscal 2024 and 2025. At the end of the second quarter of fiscal 2025, total unrecognized stock-based compensation cost related to our 2015 ESPP was $24.1 million, which is expected to be recognized over a weighted-average period of 0.8 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2024	4,493,934	$13.63	2.3	$129,065
Options exercised	(1,407,323)	12.63
Options forfeited	(593)	1.95
Balance at the end of the second quarter of fiscal 2025	3,086,018	$13.94	2.2	$124,506
Vested and exercisable at the end of the second quarter of fiscal 2025	3,086,018	$13.94	2.2	$124,506

The aggregate intrinsic value of options vested and exercisable at the end of the second quarter of fiscal 2025 is calculated based on the difference between the exercise price and the closing price of $54.29 of our common stock on the last day of the second quarter of fiscal 2025.
Stock-based compensation expense recognized related to stock options was not material for all periods presented during fiscal 2024 and 2025. At the end of the second quarter of fiscal 2025, there was no unrecognized stock-based compensation cost remaining related to the outstanding options.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	24,343,074	$26.77	$1,028,495
Granted	6,907,399	51.73
Vested	(5,816,362)	25.87
Forfeited	(1,470,857)	28.09
Unvested balance at the end of the second quarter of fiscal 2025	23,963,254	$34.10	$1,300,965
Stock-based compensation expense related to RSUs was $69.4 million and $79.7 million during the second quarter of fiscal 2024 and 2025, and $130.1 million and $147.4 million during the first two quarters of fiscal 2024 and 2025. At the end of the second quarter of fiscal 2025, total unrecognized stock-based compensation cost related to unvested RSUs was $772.0 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. The number of earned shares vest over three years from the date of grant subject to continuous service.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of the PRSU activity under our equity incentive plans and related information is as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	2,270,597	$25.64	$95,933
Granted (1)	1,102,502	49.46
Vested and earned (2)	(888,487)	25.36
Unearned (3)	(297,864)	23.86
Unvested balance at the end of the second quarter of fiscal 2025	2,186,748	$38.00	$118,719
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
Stock-based compensation expense related to PRSUs was $10.6 million and $13.1 million during the second quarter of fiscal 2024 and 2025, and $20.9 million and $46.6 million during the first two quarters of fiscal 2024 and 2025. At the end of the second quarter of fiscal 2025, total unrecognized stock-based compensation cost related to unvested PRSUs was $47.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.
During the first quarter of fiscal 2025, our Board of Directors approved a discretionary adjustment, increasing the earned number of shares to 80 percent of the target for the PRSUs granted in fiscal 2024. Our Board of Directors consideration included that fiscal 2024 total revenue growth was impacted by Total Contract Value (TCV) sales growth of our consumption based Evergreen//One and Evergreen//Flex offerings, which far exceeded expectations. This modification resulted in additional stock-based compensation expense of approximately $40.7 million, of which $3.2 million and $31.9 million were recognized during the second quarter and first two quarters of fiscal 2025 with the remaining amount to be recognized over the remaining vesting period.
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
Total stock-based compensation expense of $73.9 million for these awards is being recognized over the requisite service period of nearly five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met. There were approximately 4.0 million in remaining unvested and outstanding LTP Awards with an aggregate intrinsic value of $217.5 million at the end of the second quarter of fiscal 2025. Stock-based compensation expense related to LTP Awards was $2.4 million and $3.7 million during the second quarter of fiscal 2024 and 2025, and $2.4 million and $7.3 million during the first two quarters of fiscal 2024 and 2025. At the end of the second quarter of fiscal 2025, total unrecognized stock-based compensation cost related to unvested LTP Awards was $53.4 million, which is expected to be recognized over a weighted-average period of 3.6 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025
Cost of revenue—product	$2,958	$3,445	$5,613	$6,227
Cost of revenue—subscription services	6,851	7,961	12,498	16,832
Research and development	44,085	50,869	82,317	101,163
Sales and marketing	19,493	24,418	36,674	47,937
General and administrative	16,060	18,197	30,175	45,725
Total stock-based compensation expense, net of amounts capitalized (1)	$89,447	$104,890	$167,277	$217,884
_________________________________
(1) Stock-based compensation expense capitalized was $1.6 million and $2.0 million during the second quarter of fiscal 2024 and 2025, and $2.4 million and $3.6 million for the first two quarters of fiscal 2024 and 2025 .
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025
Numerator:
Net income (loss)	$(7,115)	$35,674	$(74,516)	$665
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	309,510	326,326	307,687	324,458
Add: Dilutive effect of common stock equivalents	—	17,117	—	17,051
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	309,510	343,443	307,687	341,509
Net income (loss) per share attributable to common stockholders, basic	$(0.02)	$0.11	$(0.24)	$0.00
Net income (loss) per share attributable to common stockholders, diluted	$(0.02)	$0.10	$(0.24)	$0.00
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025
Stock options to purchase common stock	6,982	—	7,928	—
Unvested RSUs and PRSUs	34,350	429	31,072	215
Unvested LTP Awards	2,683	—	1,342	—
Shares related to convertible senior notes	—	—	8,657	—
Shares issuable pursuant to the ESPP	1,190	—	1,190	—
Total	45,205	429	50,189	215

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025
Interest income(1)	$10,496	$20,542	$23,485	$38,732
Interest expense(2)	(1,962)	(2,029)	(3,347)	(4,041)
Foreign currency transactions gains (losses)	(1,734)	980	(1,686)	(1,112)
Other expense	(114)	(56)	(17)	(51)
Total other income (expense), net	$6,686	$19,437	$18,435	$33,528
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
At the end of the second quarter of fiscal 2025, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2024.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2024	2025	2024	2025
United States	$494,650	$537,747	$921,814	$1,026,766
Rest of the world	194,021	226,024	356,164	430,484
Total revenue	$688,671	$763,771	$1,277,978	$1,457,250

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2024	Second Quarter of Fiscal 2025
United States	$340,121	$384,401
Rest of the world	12,483	12,275
Total long-lived assets	$352,604	$396,676

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
Recent Developments

•In June 2024, we introduced a number of new capabilities in our data storage platform at our annual user conference, Pure//Accelerate®:

•Evergreen//One for AI, the industry's first AI Storage-as-a-Service, that provides guaranteed storage performance for GPUs to support training, inference, and high performance computing (HPC) workloads. Evergreen//One for AI will be available for purchase based on dynamic performance and thoughtput needs.

•The next generation of Pure Fusion, a first-of-its-kind automated storage cloud architecture that eliminates the data silos of existing enterprise data storage systems. Fully embedded in the Purity operating environment, this next generation of Pure Fusion will be available as a non-disruptive upgrade to all of our customers.

•An industry-first generative AI copilot for storage to manage and protect data using natural language.

•In June 2024, we announced that we expect to be a certified storage solution for NVIDIA DGX SuperPOD by the end of 2024, accelerating enterprise AI adoption and building upon the previously announced NVIDIA BasePod certification and NVIDIA OVX validation.

•In July 2024, we released our third Environmental, Social, and Governance (ESG) report, offering visibility into current metrics and setting commitments for meaningful progress towards a more sustainable future. The latest report outlines that our data storage platform requires up to 10x less energy than mechanical spinning disk storage (HDD) and up to 5x less than solid state drives (SSDs).
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue (dollars in thousands, unaudited):
Revenue

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Product revenue	$399,738	$402,595	$2,857	1%	$708,701	$749,979	$41,278	6%
Subscription services revenue	288,933	361,176	72,243	25%	569,277	707,271	137,994	24%
Total revenue	$688,671	$763,771	$75,100	11%	$1,277,978	$1,457,250	$179,272	14%
The growth in subscription services revenue during the second quarter and first two quarters of fiscal 2025 compared to the second quarter and first two quarters of fiscal 2024 was largely driven by sales growth of our Evergreen subscription services, including Evergreen//One.

During the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024, total revenue in the United States grew 9% from $494.7 million to $537.7 million while total rest of the world revenue grew 16% from $194.0 million to $226.0 million. During the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024, total revenue in the United States grew 11% from $921.8 million to $1.0 billion while total rest of the world revenue grew 21% from $356.2 million to $430.5 million.
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
The following table sets forth our Subscription ARR for the periods presented (dollars in thousands, unaudited):

	At the End of		Year-over-Year Growth
	Second Quarter of Fiscal 2024	Second Quarter of Fiscal 2025	%
Subscription annual recurring revenue	$1,216,106	$1,510,724	24%
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.3 billion at the end of the second quarter of fiscal 2025. Total RPO includes $49.0 million in remaining non-cancelable product orders. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors. Of the $2.3 billion RPO at the end of the second quarter of fiscal 2025, we expect to recognize approximately 48% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
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

Cost of Revenue and Gross Margin

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$117,647	$126,278	$8,631	7%	$211,205	$224,249	$13,044	6%
Stock-based compensation	2,958	3,445	487	16%	5,613	6,227	614	11%
Total product cost of revenue	120,605	129,723	$9,118	8%	$216,818	$230,476	$13,658	6%
% of Product revenue	30%	32%			31%	31%

Subscription services cost of revenue	$74,622	$86,007	$11,385	15%	$148,722	$174,156	$25,434	17%
Stock-based compensation	6,851	7,961	1,110	16%	12,498	16,832	4,334	35%
Total subscription services cost of revenue	$81,473	$93,968	$12,495	15%	$161,220	$190,988	$29,768	18%
% of Subscription services revenue	28%	26%			28%	27%

Total cost of revenue	$202,078	$223,691	$21,613	11%	$378,038	$421,464	$43,426	11%
% of Total revenue	29%	29%			30%	29%

Product gross margin	70%	68%			69%	69%
Subscription services gross margin	72%	74%			72%	73%
Total gross margin	71%	71%			70%	71%
The increase in product cost of revenue during the second quarter and first two quarters of fiscal 2025 compared to the second quarter and first two quarters of fiscal 2024 was primarily attributable to higher product sales and product mix, partially offset by lower excess and obsolete inventory charges.
The increase in subscription services cost of revenue during the second quarter and first two quarters of fiscal 2025 compared to the second quarter and first two quarters of fiscal 2024 was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx. The increase was also partially impacted by the modification of our fiscal 2024 performance restricted stock units (PRSUs) that resulted in additional stock-based compensation as discussed below.
The decrease in product gross margin during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was driven by sales strength of our FlashBlade//E, FlashArray//E, and FlashArray//C solutions enabling customers to shift their cost-sensitive workloads from disk to our all-flash solutions. We are expecting a modest, strategic decline in product gross margins during the second half of fiscal 2025.
The increase in subscription services gross margin during the second quarter of fiscal 2025 was driven primarily by increased automation of our service logistics workflows supporting the delivery of our Evergreen subscription services.

Operating Expenses
During the second quarter and first two quarters of fiscal 2025, we recognized $3.2 million and $31.9 million in stock-based compensation related to a modification of our fiscal 2024 PRSUs in the first quarter of fiscal 2025 that resulted in higher stock-based compensation expense across all functions when compared to the corresponding prior year periods. Refer to Note 11 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
In addition, operating expenses in the first two quarters of fiscal 2025 were positively impacted as a result of the workforce alignment that we initiated in the fourth quarter of fiscal 2024.
Research and Development

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Research and development	$138,407	$144,621	$6,214	4%	$285,506	$288,147	$2,641	1%
Stock-based compensation	44,085	50,869	6,784	15%	82,317	101,163	18,846	23%
Total expenses	$182,492	$195,490	$12,998	7%	$367,823	$389,310	$21,487	6%
% of Total revenue	27%	26%			29%	27%
The increase in research and development expense during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, and, to a lesser extent, an increase in equipment purchases and facilities-related costs.
The increase in research and development expense during the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024 was primarily driven by higher stock-based compensation.
The decrease in research and development expense as a percentage of total revenue during the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024 was primarily due to higher revenue.
Sales and Marketing

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Sales and marketing	$213,239	$225,849	$12,610	6%	$428,504	$453,302	$24,798	6%
Stock-based compensation	19,493	24,418	4,925	25%	36,674	47,937	11,263	31%
Total expenses	$232,732	$250,267	$17,535	8%	$465,178	$501,239	$36,061	8%
% of Total revenue	34%	33%			36%	34%
The increase in sales and marketing expense during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to an increase in employee compensation and related costs, including stock-based compensation.
The increase in sales and marketing expense during the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024 was primarily due to a $38.1 million increase in employee compensation and related costs, including stock-based compensation, partially offset by a $4.5 million decrease in costs for sales and marketing events.

The decrease in sales and marketing expense as a percentage of total revenue during the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024 was primarily due to higher revenue and lower costs for sales and marketing events.
General and Administrative

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
General and administrative	$44,771	$51,248	$6,477	14%	$98,040	$100,507	$2,467	3%
Stock-based compensation	16,060	18,197	2,137	13%	30,175	45,725	15,550	52%
Total expenses	$60,831	$69,445	$8,614	14%	$128,215	$146,232	$18,017	14%
% of Total revenue	9%	9%			10%	10%
The increase in general and administrative expense during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation.
The increase in general and administrative expense during the first two quarters of fiscal 2025 compared to the first two quarters of fiscal 2024, was primarily driven by higher stock-based compensation, partially offset by a decrease in outside services costs.
Restructuring and Impairment
During the first two quarters of fiscal 2025, we recognized $15.9 million of restructuring and impairment costs. We recognized $9.5 million in incremental restructuring costs primarily associated with one-time severance and other termination benefits related to a workforce alignment plan that was initiated in the fourth quarter of fiscal 2024. We also recognized $6.4 million in incremental abandonment and impairment charges related to certain leases associated with our former corporate headquarters that we ceased use in the second quarter of fiscal 2024. The incremental impairment charge was due to a revision to the underlying sublease assumptions during the first quarter of fiscal 2025.
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters and recorded an impairment charge to operating lease right-of-use assets of $15.9 million and an abandonment charge of $0.9 million related to these leases.
Other Income (Expense), Net

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2024	2025	$	2024	2025	$
(dollars in thousands, unaudited)
Other income (expense), net	$6,686	$19,437	$12,751	$18,435	$33,528	$15,093
The increase in other income (expense), net during the second quarter and first two quarters of fiscal 2025 compared to the second quarter and first two quarters of fiscal 2024 was primarily due to an increase in interest income from a higher interest rate environment, and, to a lesser extent, by higher net foreign exchange gains as the U.S. dollar weakened relative to certain foreign currencies.

Provision for Income Taxes

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$7,573	$8,641	$1,068	14%	$14,909	$15,967	$1,058	7%
The increase in provision for income taxes during the second quarter and first two quarters of fiscal 2025 compared to the second quarter and first two quarters of fiscal 2024 was primarily due to an increase in foreign income taxes.
Liquidity and Capital Resources
At the end of the second quarter of fiscal 2025, we had cash, cash equivalents and marketable securities of $1.8 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and the revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, and cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. We may enter into equipment financing arrangements and seek additional equity or debt financing in the future.
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
In April 2023, we borrowed $100.0 million under the Credit Facility. The outstanding loan bore weighted-average interest at an annual rate of approximately 6.49% and 6.83% during the second quarter and first two quarters of fiscal 2025 based on a one-month term SOFR period with interest expense not material during either period.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a Consolidated Leverage Ratio not to exceed 4.5:1 and an Interest Coverage Ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the second quarter of fiscal 2025.

Letters of Credit
At the end of the second quarter of fiscal 2025, we had outstanding letters of credit in the aggregate amount of $7.7 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
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
There were no share repurchases of our common stock during the first two quarters of fiscal 2025. $395.4 million remained under our share repurchase authorization as of the end of the second quarter of fiscal 2025.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Two Quarters of Fiscal
	2024	2025
Net cash provided by operating activities	$274,865	$448,097
Net cash provided by (used in) investing activities	$82,305	$(132,896)
Net cash used in financing activities	$(529,708)	$(47,525)
Operating Activities
Net cash provided by operating activities during the first two quarters of fiscal 2024 and 2025 was primarily driven by cash collections from sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, and general corporate operating expenditures. The year-over-year increase in net cash provided by operating activities was primarily driven by increased sales of our product and subscription services, including improved timing of collections.
Investing Activities
Net cash used in investing activities during the first two quarters of fiscal 2025 was driven by $108.9 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering as well as the continued construction of our new headquarters facility, and net purchases of $24.0 million in marketable securities.
Net cash provided by investing activities during the first two quarters of fiscal 2024 was driven by net maturities of $188.8 million in marketable securities, partially offset by $106.5 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the construction of our new headquarters facility.

Financing Activities
Net cash used in financing activities during the first two quarters of fiscal 2025 was primarily driven by tax withholding remittances on vesting of equity awards of $86.7 million, partially offset by proceeds from the issuance of common stock from employee stock purchase plan (ESPP) of $25.3 million, and the exercise of stock options of $17.8 million. The year-over-year increase in tax withholding remittances on vesting of equity awards was due to extending the net-share settlement of equity awards to satisfy tax withholding obligations to the majority of our employees in June 2024 whereas previously, shares were sold to cover such tax withholding obligations.
Net cash used in financing activities during the first two quarters of fiscal 2024 was primarily driven by cash outflows related to the repayment of the principal amount of the Notes of approximately $575.0 million, share repurchases of $91.9 million and tax withholding on vested equity awards of $11.8 million. These cash outflows were partially offset by proceeds from borrowing under the Credit Facility of $100.0 million, the exercise of stock options of $29.8 million, and the issuance of common stock from ESPP of $21.2 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the second quarter of fiscal 2025 we had cash, cash equivalents and marketable securities of $1.8 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $9.5 million at the end of the second quarter of fiscal 2025.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the second quarter of fiscal 2025 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $4.4 million at the end of the second quarter of fiscal 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the second quarter of fiscal 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2025 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•We devote significant resources toward developing all-flash solutions for hyperscalers to replace their bulk disk and hybrid disk storage. There can be no assurance that our efforts will be successful.

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

•We expect sales of our Evergreen//One, Evergreen//Flex and Cloud Block Store subscription and consumption offerings will continue to grow and represent a larger percentage of our total sales. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue as the order is fulfilled. Revenue for our subscription and consumption offerings is recognized over a period of time, and the majority of revenue is included in subscription services revenue. As such, we expect the sales growth of our Evergreen//One, Evergreen//Flex and Cloud Block Store offerings to have a near-term downward impact on both product and total revenue growth.

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
Our sales efforts involve educating our customers about the use and benefits of our data storage platform (Platform) and often involves an evaluation process that can result in a lengthy sales cycle, particularly for larger customers and especially in an economic slowdown. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases are frequently subject to our customers' budget constraints, multiple approvals and unplanned administrative and other delays. These factors can lead to unpredictable and extended closing times of sales to our customers. For example, in the first half of fiscal 2025, we experienced extended closing times for larger Evergreen//One opportunities. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other technology products generally. As a result, our revenue and operating results have and may continue to fluctuate from quarter to quarter.
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
We devote significant resources toward developing all-flash solutions for hyperscalers to replace their bulk disk and hybrid disk storage. There can be no assurance that our efforts will be successful.
We are devoting significant resources in our efforts to develop solutions for hyperscalers' bulk storage, replacing both disk and hybrid disk, using our all-flash technology. Our efforts are currently focused on securing a hyperscaler bulk storage design win, and there is no guarantee that we will be successful.
We believe the opportunity to sell our solutions to hyperscalers that address their bulk storage workloads is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue. Even if we secure one or more hyperscaler design wins, it is difficult to predict the volume and timing of sales that will follow, if any.
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
Our ability to successfully market and sell our Platform depends in part on ease of use and the quality of our customer experience, and any failure to offer high-quality technical services and support could harm our business.
Once our customers deploy our Platform, they depend on our customer experience organization to drive non-disruptive upgrades and resolve technical issues. Our ability to provide effective technical services largely depends on our ability to attract, train and retain qualified personnel, as well as engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our reputation and on recommendations from our existing customers. We may need to provide customized installation and configuration services to our customers before our Platform is fully operational in their environments. Any failure to maintain, or a market perception that we do not maintain, high-quality technical services and support could harm our reputation, our ability to sell our Platform to existing and prospective customers and our business.

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
We expect that sales from our Evergreen//One, Evergreen//Flex and Cloud Block Store subscription and consumption offerings will increase as a percentage of our total sales over time and will have a near-term downward impact on both product and total revenue growth.
Our sales from our Evergreen//One, Evergreen//Flex and Cloud Block Store subscription and consumption offerings have been increasing as a percentage of total sales, and we expect this trend to continue. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue when the order is fulfilled. By contrast, revenue for our Evergreen//One, Evergreen//Flex and Cloud Block Store subscription and consumption offerings is recognized over the term of the relevant contract period and the majority of revenue is included in subscription services revenue. As sales from our our subscription and consumption offerings grow it may negatively impact both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons.
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
In the ordinary course of our business, we collect, store, transmit and otherwise process proprietary, confidential and sensitive data, including by using our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store their data. We also rely on third-party service providers and technologies to operate our business and elements of our infrastructure. The security of our networks and those of our third-party service providers, and the intrusion protection features of our products are critical to our operations and business strategy.
Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. We have been, and may in the future be, subject to attempts to gain unauthorized access to our systems. For example, in June 2024, we were the subject of a security incident involving a third party that temporarily gained unauthorized access to a single Snowflake data analytics workspace. The workspace did not include compromising information such as passwords for customer systems, or any of the data that is stored on the customer systems, but did contain telemetry information that we use to provide proactive customer support services. The threats to information systems and information may include traditional computer “hackers,” social engineering schemes (for example, attempts to induce fraudulent invoice payments or divert money from us), software bugs, malicious code (such as viruses and worms), personnel misconduct or error, faulty password management, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, as well as attacks from nation-state and nation-state supported actors. These threats are also becoming increasingly more difficult to detect. We may also be the subject of phishing attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware and other similar issues. AI technologies may also be used in connection with certain attacks, resulting in heightened risks of security breaches and incidents. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and there have been high-profile incidents of third-party service providers causing widespread disruptions to their customers' infrastructure due to errors in their SaaS offerings. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our Platform, systems and network or the systems and networks of third parties that support us and our business. Moreover, we may have limited remedies against third-party providers in the event of a service disruption.

We devote significant resources to network security, authentication technologies, data encryption and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the material adverse impacts that may arise from a security incident. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks, including, without limitation, source code for our products and services or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen.
Additionally, an effective attack on our Platform could disrupt the proper functioning of our Platform, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions.
The risk that these types of events could seriously harm our business is likely to increase as we expand our network of channel partners, resellers and authorized service providers and operate in more countries. The economic costs to us to eliminate or alleviate cybersecurity risks and vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. If any of these types of security incidents occurs and we are unable to protect our Platform, systems and data, or if we are perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our Platform could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information.
Moreover, applicable data protection laws, contracts, policies and other data protection obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and credit reporting agencies. Such disclosures are costly and the disclosures or the failure to comply with such requirements could lead to material adverse impacts such as negative publicity, loss of customer confidence in our services or security measures, investigations and private or government claims. Security incidents that impact our information technology systems could also result in breaches of our contracts (some of which may not have liability limitations and/or require us to indemnify affected parties) and could lead to litigation with customers, partners or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business and adversely affect our reputation or otherwise adversely affect our business.

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

Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, in recent years we have become subject to data privacy laws, including the EU General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and California Privacy Rights Act (CPRA). Other states have proposed, and in certain cases enacted, similar laws. These and potentially other future privacy regulations may require us to make further changes to our policies and procedures beyond what we have already done. Our business could be impacted, to some extent, by the United Kingdom's exit from the European Union and related changes in law and regulation. We have modified our data protection compliance program in response to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. The potential effects of new or modified privacy laws may be far-reaching and require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such laws that impact the performance and competitiveness of our Platform. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit competitiveness and adoption of our Platform by current and future customers.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $68.35, through September 4, 2024. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the second quarter of fiscal 2025 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
May 6, 2024 - June 2, 2024	$—	—	$—
June 3, 2024 - June 30, 2024	$68.35	1,115	$76,183
July 1, 2024 - August 4, 2024	$—	—	$—
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the second quarter of fiscal 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PURE STORAGE, INC.

Date:	September 10, 2024	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 10, 2024	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)