Form 10-Q
period 2024-11-03
Pure Storage, Inc.
filed 2024-12-12
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2024
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 4, 2024, the registrant had 326,236,972 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended November 3, 2024

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, inflation, interest rates, and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of large customer orders, including timing of sales in connection with our design win announcement with a major Hyperscaler, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to meet hyperscalers’ performance and price requirements for their standard storage needs, our ability to realize benefits from our acquisitions and investments, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, specifically our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2024	Third Quarter of Fiscal 2025

ASSETS
Current assets:
Cash and cash equivalents	$702,536	$894,569
Marketable securities	828,557	753,960
Accounts receivable, net of allowance of $1,060 and $956	662,179	578,224
Inventory	42,663	41,571
Deferred commissions, current	88,712	86,839
Prepaid expenses and other current assets	173,407	204,485
Total current assets	2,498,054	2,559,648
Property and equipment, net	352,604	431,353
Operating lease right-of-use assets	129,942	157,574
Deferred commissions, non-current	215,620	210,671
Intangible assets, net	33,012	23,039
Goodwill	361,427	361,427
Restricted cash	9,595	11,249
Other assets, non-current	55,506	99,504
Total assets	$3,655,760	$3,854,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,757	$102,021
Accrued compensation and benefits	250,257	155,652
Accrued expenses and other liabilities	135,755	141,846
Operating lease liabilities, current	44,668	47,941
Deferred revenue, current	852,247	897,174
Debt, current	—	100,000
Total current liabilities	1,365,684	1,444,634
Long-term debt	100,000	—
Operating lease liabilities, non-current	123,201	146,390
Deferred revenue, non-current	742,275	784,282
Other liabilities, non-current	54,506	68,573
Total liabilities	2,385,666	2,443,879
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 319,523 and 327,132 Class A shares issued and outstanding	32	33
Additional paid-in capital	2,749,595	2,820,977
Accumulated other comprehensive income (loss)	(3,782)	1,023
Accumulated deficit	(1,475,751)	(1,411,447)
Total stockholders’ equity	1,270,094	1,410,586
Total liabilities and stockholders’ equity	$3,655,760	$3,854,465

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025

Revenue:
Product	$453,277	$454,735	$1,161,978	$1,204,714
Subscription services	309,561	376,337	878,838	1,083,608
Total revenue	762,838	831,072	2,040,816	2,288,322
Cost of revenue:
Product	126,770	154,970	343,588	385,446
Subscription services	83,321	93,180	244,541	284,168
Total cost of revenue	210,091	248,150	588,129	669,614
Gross profit	552,747	582,922	1,452,687	1,618,708
Operating expenses:
Research and development	182,100	200,086	549,923	589,396
Sales and marketing	231,707	255,830	696,885	757,069
General and administrative	64,729	67,319	192,944	213,551
Restructuring and impairment	—	—	16,766	15,901
Total operating expenses	478,536	523,235	1,456,518	1,575,917
Income (loss) from operations	74,211	59,687	(3,831)	42,791
Other income (expense), net	5,184	17,156	23,619	50,684
Income before provision for income taxes	79,395	76,843	19,788	93,475
Provision for income taxes	9,006	13,204	23,915	29,171
Net income (loss)	$70,389	$63,639	$(4,127)	$64,304
Net income (loss) per share attributable to common stockholders, basic	$0.22	$0.19	$(0.01)	$0.20
Net income (loss) per share attributable to common stockholders, diluted	$0.21	$0.19	$(0.01)	$0.19
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	314,153	327,675	309,842	325,530
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	330,255	340,564	309,842	341,490

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025

Net income (loss)	$70,389	$63,639	$(4,127)	$64,304
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	2,582	(1,625)	5,763	5,048
Less: reclassification adjustment for net gains on available-for-sale securities included in net income (loss)	(7)	(59)	(291)	(243)
Change in unrealized net gains (losses) on available-for-sale securities	2,575	(1,684)	5,472	4,805
Comprehensive income	$72,964	$61,955	$1,345	$69,109

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	Third Quarter of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2024	311,839	$31	$2,610,482	$(12,607)	$(1,611,578)	$986,328
Issuance of common stock upon exercise of stock options	311	—	2,996	—	—	2,996
Stock-based compensation expense	—	—	89,512	—	—	89,512
Vesting of restricted stock units	3,438	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(131)	—	(4,755)	—	—	(4,755)
Common stock issued under employee stock purchase plan	1,164	—	23,870	—	—	23,870
Repurchases of common stock	(635)	—	(22,460)	—	—	(22,460)
Other comprehensive income	—	—	—	2,575	—	2,575
Net income	—	—	—	—	70,389	70,389
Balance at the end of the third quarter of fiscal 2024	315,986	$32	$2,699,644	$(10,032)	$(1,541,189)	$1,148,455

	Third Quarter of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2025	327,465	$33	$2,925,507	$2,707	$(1,475,086)	$1,453,161
Issuance of common stock upon exercise of stock options	249	—	3,164	—	—	3,164
Stock-based compensation expense	—	—	103,257	—	—	103,257
Vesting of restricted stock units	2,938	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(1,113)	—	(55,361)	—	—	(55,361)
Common stock issued under employee stock purchase plan	1,193	—	26,408	—	—	26,408
Repurchases of common stock	(3,600)	—	(181,998)	—	—	(181,998)
Other comprehensive loss	—	—	—	(1,684)	—	(1,684)
Net income	—	—	—	—	63,639	63,639
Balance at the end of the third quarter of fiscal 2025	327,132	$33	$2,820,977	$1,023	$(1,411,447)	$1,410,586

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	First Three Quarters of Fiscal 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	3,711	—	32,878	—	—	32,878
Stock-based compensation expense	—	—	259,189	—	—	259,189
Vesting of restricted stock units	10,613	2	(2)	—	—	—
Tax withholding on vesting of restricted stock units	(546)	—	(16,582)	—	—	(16,582)
Common stock issued under employee stock purchase plan	2,233	—	45,089	—	—	45,089
Repurchases of common stock	(4,102)	—	(114,341)	—	—	(114,341)
Issuance of common stock upon conversion of convertible senior notes	1	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	5,472	—	5,472
Net loss	—	—	—	—	(4,127)	(4,127)
Balance at the end of the third quarter of fiscal 2024	315,986	$32	$2,699,644	$(10,032)	$(1,541,189)	$1,148,455

	First Three Quarters of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094
Issuance of common stock upon exercise of stock options	1,656	—	20,932	—	—	20,932
Stock-based compensation expense	—	—	324,735	—	—	324,735
Vesting of restricted stock units	9,643	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(2,478)	—	(144,022)	—	—	(144,022)
Common stock issued under employee stock purchase plan	2,388	—	51,736	—	—	51,736
Repurchases of common stock	(3,600)	—	(181,998)	—	—	(181,998)
Other comprehensive income	—	—	—	4,805	—	4,805
Net income	—	—	—	—	64,304	64,304
Balance at the end of the third quarter of fiscal 2025	327,132	$33	$2,820,977	$1,023	$(1,411,447)	$1,410,586

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Three Quarters of Fiscal
	2024	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,127)	$64,304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,560	97,529
Stock-based compensation expense	255,243	318,956
Noncash portion of lease impairment and abandonment	16,766	3,270
Other	(5,844)	5,107
Changes in operating assets and liabilities:
Accounts receivable, net	(23,959)	83,998
Inventory	5,278	(1,590)
Deferred commissions	(19,061)	6,822
Prepaid expenses and other assets	19,686	(65,444)
Operating lease right-of-use assets	27,269	25,911
Accounts payable	33,844	20,597
Accrued compensation and other liabilities	(52,757)	(70,951)
Operating lease liabilities	(21,457)	(30,353)
Deferred revenue	110,856	86,934
Net cash provided by operating activities	433,297	545,090
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(151,591)	(170,641)
Purchases of marketable securities and other	(351,725)	(314,083)
Sales of marketable securities	52,495	61,241
Maturities of marketable securities	495,899	329,978
Net cash provided by (used in) investing activities	45,078	(93,505)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	32,904	21,194
Proceeds from issuance of common stock under employee stock purchase plan	45,089	51,736
Proceeds from borrowings	106,890	—
Principal payments on borrowings and finance lease obligations	(584,582)	(5,721)
Tax withholding on vesting of equity awards	(16,582)	(141,591)
Repurchases of common stock	(114,341)	(181,999)
Net cash used in financing activities	(530,622)	(256,381)
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,247)	195,204
Cash, cash equivalents and restricted cash, beginning of period	591,398	712,131
Cash, cash equivalents and restricted cash, end of period	$539,151	$907,335

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$529,191	$894,569
Restricted cash	9,960	11,249
Restricted cash included in prepaid expenses and other current assets	—	1,517
Cash, cash equivalents and restricted cash, end of period	$539,151	$907,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,989	$5,306
Cash paid for income taxes	$19,459	$29,527
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$13,957	$14,376

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2024 was February 4, 2024 and for fiscal 2025 will be February 2, 2025. The third quarter of fiscal 2024 and 2025 ended on November 5, 2023 and November 3, 2024. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In accordance with our accounting practices, we review the estimated useful lives of our property and equipment on an ongoing basis. In the third quarter of fiscal 2025, management determined that the estimated useful lives of certain property and equipment had changed. The estimated useful lives of test and infrastructure equipment and assets for our Evergreen//One offering were revised from 4 years to a range of 5 to 7 years. The change in estimated useful lives will be recognized on a prospective basis effective at the beginning of the third quarter of fiscal 2025. The effect of this change in estimate resulted in an aggregate reduction to depreciation expense and corresponding increase in net income of $9.6 million, or $0.03 per basic and diluted share, during the third quarter and first three quarters of fiscal 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the Statements of Operations. The new standard can be applied on either a fully retrospective or prospective basis. ASU 2024-03 will be effective for our fiscal year beginning February 1, 2027, and interim periods within our fiscal year beginning February 7, 2028, with early adoption permitted. We are currently evaluating the impact of this new standard on our financial statement disclosures.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Equivalents, Marketable Securities and Restricted Cash
We measure our cash equivalents, marketable securities, and restricted cash at fair value on a recurring basis. We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2024 and the third quarter of fiscal 2025 (in thousands):

	At the End of Fiscal 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,422	$22,827	$—	$9,595
Level 2
U.S. government treasury notes	340,168	584	(1,374)	339,378	1,834	337,544	—
U.S. government agencies	4,397	2	—	4,399	—	4,399	—
Corporate debt securities	419,051	1,163	(2,262)	417,952	—	417,952	—
Foreign government bonds	1,290	6	(16)	1,280	—	1,280	—
Asset-backed securities	65,947	279	(316)	65,910	—	65,910	—
Municipal bonds	1,510	—	(38)	1,472	—	1,472	—
Total	$832,363	$2,034	$(4,006)	$862,813	$24,661	$828,557	$9,595

	At the End of the Third Quarter of Fiscal 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$299,753	$294,436	$—	$5,317
Level 2
U.S. government treasury notes	302,540	850	(215)	303,175	—	303,175	—
U.S. government agencies	2,400	—	—	2,400	—	2,400	—
Corporate debt securities	380,860	2,020	(190)	382,690	—	382,690	—
Foreign government bonds	700	4	—	704	—	704	—
Asset-backed securities	64,627	371	(7)	64,991	—	64,991	—
Total	$751,127	$3,245	$(412)	$1,053,713	$294,436	$753,960	$5,317

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Third Quarter of Fiscal 2025
	Amortized Cost	Fair Value
Due within one year	$268,257	$268,560
Due in one to five years	481,590	484,125
Due in five to ten years	1,280	1,275
Total	$751,127	$753,960
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the third quarter and the first three quarters of fiscal 2024 and 2025.
The following table presents gross unrealized losses and fair values for those investments that were in a continuous unrealized loss position at the end of fiscal 2024 and the third quarter of fiscal 2025, aggregated by investment category (in thousands):

	At the End of Fiscal 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$166,565	$(725)	$47,842	$(649)	$214,407	$(1,374)
Corporate debt securities	116,247	(260)	104,810	(2,002)	221,057	(2,262)
Foreign government bonds	—	—	573	(16)	573	(16)
Asset-backed securities	12,029	(34)	13,800	(282)	25,829	(316)
Municipal bonds	—	—	1,472	(38)	1,472	(38)
Total	$294,841	$(1,019)	$168,497	$(2,987)	$463,338	$(4,006)

	At the End of the Third Quarter of Fiscal 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$57,841	$(185)	$35,280	$(30)	$93,121	$(215)
Corporate debt securities	30,830	(80)	29,736	(110)	60,566	(190)
Asset-backed securities	3,184	(6)	147	(1)	3,331	(7)
Total	$91,855	$(271)	$65,163	$(141)	$157,018	$(412)
 Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Other Financial Instruments
The investments held in our nonqualified deferred compensation plan trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $3.2 million and $7.4 million at the end of fiscal 2024 and the third quarter of fiscal 2025.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2024	Third Quarter of Fiscal 2025
Raw materials	$19,317	$13,045
Finished goods	23,346	28,526
Inventory	$42,663	$41,571
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2024	Third Quarter of Fiscal 2025
Test and infrastructure equipment	$371,269	$436,765
Computer equipment and software	319,636	375,874
Furniture and fixtures	12,547	13,826
Leasehold improvements	92,926	100,358
Capitalized software development costs	36,474	58,706
Total property and equipment	832,852	985,529
Less: accumulated depreciation and amortization	(480,248)	(554,176)
Property and equipment, net	$352,604	$431,353
Depreciation and amortization expense related to property and equipment was $28.7 million and $24.9 million for the third quarter of fiscal 2024 and 2025, and $82.5 million and $89.1 million for the first three quarters of fiscal 2024 and 2025.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2024			Third Quarter of Fiscal 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(16,107)	$3,018	$20,875	$(17,223)	$3,652
Developed technology	83,211	(56,589)	26,622	83,211	(66,506)	16,705
Customer relationships	6,459	(3,087)	3,372	6,459	(3,777)	2,682
Intangible assets, net	$108,795	$(75,783)	$33,012	$110,545	$(87,506)	$23,039

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
 Intangible assets amortization expense was $4.0 million and $3.9 million for the third quarter of fiscal 2024 and 2025, and $12.3 million and $11.7 million for the first three quarters of fiscal 2024 and 2025. At the end of the third quarter of fiscal 2025, the weighted-average remaining amortization period was 1.0 years for technology patents, 1.3 years for developed technology, and 2.9 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the third quarter of fiscal 2025, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2025	$3,966
2026	13,266
2027	3,543
2028	1,498
2029	604
Thereafter	162
Total	$23,039
Goodwill
As of the end of fiscal 2024 and the third quarter of fiscal 2025, goodwill was $361.4 million. There were no impairments to goodwill for the third and first three quarters of fiscal 2024 and 2025.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2024	Third Quarter of Fiscal 2025
Taxes payable	$13,097	$12,953
Accrued marketing	18,438	18,349
Engineering-related accruals (1)	5,973	9,644
Supply chain-related accruals (2)	25,962	15,736
Accrued service logistics and professional services	9,636	11,979
Finance lease liabilities, current	4,204	691
Customer deposits from contracts with customers	23,534	26,094
Other accrued liabilities	34,911	46,400
Total accrued expenses and other liabilities	$135,755	$141,846
_________________________________
(1) Primarily consists of subscription cloud services and outside services costs.
(2) Primarily consists of warranty reserves and accruals related to inventory and inventory purchase commitments with our contract manufacturers.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025
Beginning balance	$255,417	$298,179	$245,856	$304,332
Additions	50,183	39,737	130,312	108,777
Recognition of deferred commissions	(40,683)	(40,406)	(111,251)	(115,599)
Ending balance	$264,917	$297,510	$264,917	$297,510
Of the $297.5 million total deferred commissions balance at the end of the third quarter of fiscal 2025, we expect to recognize approximately 29% as commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the third quarter and first three quarters of fiscal 2024 and 2025.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025
Beginning balance	$1,437,043	$1,623,660	$1,385,650	$1,594,522
Additions	368,708	419,745	975,149	1,129,256
Recognition of deferred revenue	(309,244)	(361,949)	(864,292)	(1,042,322)
Ending balance	$1,496,507	$1,681,456	$1,496,507	$1,681,456
Revenue recognized during the third quarter of fiscal 2024 and 2025 from deferred revenue at the beginning of each respective period was $280.4 million and $310.6 million. Revenue recognized during the first three quarters of fiscal 2024 and 2025 from deferred revenue at the beginning of each respective period was $589.1 million and $703.5 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.4 billion at the end of the third quarter of fiscal 2025. Total RPO includes $35.7 million in remaining non-cancelable product orders, of which $13.5 million relates to a lessor arrangement that is further discussed in Note 8. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.4 billion RPO at the end of the third quarter of fiscal 2025, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter.

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
In April 2023, we borrowed $100.0 million under the Credit Facility which remained outstanding at the end of the third quarter of fiscal 2025. The outstanding loan bore weighted-average interest at an annual rate of 6.81% and 6.62% during the third quarter of fiscal 2024 and 2025 and 6.62% and 6.76% during the first three quarters of fiscal 2024 and 2025 based on a one-month term SOFR period. Interest expense was not material for the third quarter and first three quarters of fiscal 2024 and 2025.
Borrowings under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a consolidated leverage ratio not to exceed 4.5:1 and an interest coverage ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2025.
Note 7. Commitments and Contingencies
Letters of Credit
At the end of fiscal 2024 and the third quarter of fiscal 2025, we had outstanding letters of credit in the aggregate amount of $7.7 million and $7.2 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded on our condensed consolidated balance sheet as of the end of the third quarter of fiscal 2025.

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
Note 8. Leases
We lease office and data center facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three years and contain a bargain purchase option that we expect to exercise at the end of the respective lease term.
The components of lease costs during the periods presented were as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025
Fixed operating lease cost	$10,685	$12,930	$37,338	$35,467

Variable lease cost (1)	2,328	3,905	8,002	10,699
Short-term lease cost (12 months or less)	1,081	1,160	3,214	3,014

Finance lease cost:
Amortization of finance lease right-of-use assets	1,100	1,100	3,300	3,300
Interest on finance lease liabilities	81	16	338	141
Total finance lease cost	$1,181	$1,116	$3,638	$3,441

Total lease cost	$15,275	$19,111	$52,192	$52,621
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2024	Third Quarter of Fiscal 2025
Operating leases:
Weighted-average remaining lease term (in years)	5.0	5.0
Weighted-average discount rate	7.1%	7.4%

Finance leases:
Finance lease right-of-use assets, gross	$17,596	$17,596
Accumulated amortization	(7,812)	(11,112)
Finance lease right-of-use assets, net (1)	$9,784	$6,484
Finance lease liabilities, current (2)	4,204	691
Finance lease liabilities, non-current (3)	180	—
Total finance lease liabilities	$4,384	$691
Weighted-average remaining lease term (in years)	2.4	1.1
Weighted-average discount rate	5.4%	3.0%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.
Supplemental cash flow information related to leases is as follows (in thousands):

	First Three Quarters of Fiscal
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$29,591	$37,380
Financing cash outflows for finance leases	$5,969	$4,818
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$11,966	$56,813
Future lease payments under our non-cancelable leases at the end of the third quarter of fiscal 2025 were as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
The remainder of 2025	$18,426	$514
2026	53,078	183
2027	37,100	—
2028	39,986	—
2029	32,263	—
Thereafter	53,696	—
Total future lease payments	234,549	697
Less: imputed interest	(40,218)	(6)
Present value of total lease liabilities	$194,331	$691

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Lessor Arrangement
During the fourth quarter of fiscal 2024, we, as a lessor, entered into a non-cancelable arrangement with a customer (lessee) to lease our data storage solutions and subscription services. The arrangement includes three seven-year leases that commence in the first, second and fourth quarters of fiscal 2025 with total net consideration of $76.6 million, and provides the lessee with an end-of-term option to purchase the leased assets for a pre-determined price.
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
The total net consideration for two of the seven-year leases that commenced in the first and second quarters of fiscal 2025 (First Two Leases) was $50.6 million. We recognized $15.2 million in product revenue related to the sales-type lease components during the first three quarters of fiscal 2025. The associated profit was $11.4 million, based on the product revenue recognized less certain costs, during the first three quarters of fiscal 2025. Subscription services revenue related to the operating lease and non-lease components recognized during the third quarter and first three quarters of fiscal 2025 were $2.7 million and $4.8 million.
Future minimum gross lease payments for the two seven-year leases allocated to the sales-type leases and operating lease components were as follows (in thousands). The remaining lease payments of $35.9 million allocated to the non-lease components, are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Lease
The remainder of 2025	$727	$549
2026	2,908	2,192
2027	2,908	2,192
2028	4,713	386
2029	5,100	—
Thereafter	10,966	—
Total future lease payments to be received	$27,322	$5,319
Note 9. Restructuring and Impairment
Workforce Realignment
In February 2024, we initiated a workforce realignment plan (the Plan) that impacted nearly 250 employees globally, resulting in total restructuring costs of $27.9 million associated with one-time severance and other termination benefits. We recognized $18.0 million in restructuring costs in the fourth quarter of fiscal 2024 and the remaining $9.9 million was recognized in the first quarter of fiscal 2025. Of the restructuring costs recognized in the first quarter of fiscal 2025, $9.5 million is presented in restructuring and impairment and $0.4 million is presented in cost of revenue in our condensed consolidated statement of operations for the first three quarters of fiscal 2025. The execution of the Plan and related payments was completed by the end of the third quarter of fiscal 2025.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Facilities Abandonment and Impairment
During the first three quarters of fiscal 2024, we recognized $16.8 million in abandonment and impairment charges related to leases associated with our former corporate headquarters that we ceased use during the second quarter of fiscal 2024. The impairment charge represents the amount that the carrying value of the underlying operating lease right-of-use assets exceeded their estimated fair values, which were determined by utilizing a discounted cash flow approach that incorporated a sublease assumption. During the first three quarters of fiscal 2025, we recognized $6.4 million in incremental abandonment and impairment charges related to these leases. The incremental impairment charge was due to a revision to the underlying sublease assumptions during the first quarter of fiscal 2025.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the third quarter of fiscal 2025, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our “common stock”, and Class B common stock. At the end of the third quarter of fiscal 2025, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the third quarter of fiscal 2025, 327.1 million shares of Class A common stock were issued and outstanding.
Share Repurchase Program
In February 2024, our Board of Directors authorized an additional $250.0 million to repurchase shares of our common stock, increasing the total remaining authorization amount to $395.4 million. During the third quarter and first three quarters of fiscal 2025, we repurchased and retired approximately 3.6 million shares of our common stock at an average purchase price of $50.53 per share for an aggregate repurchase price of $182.0 million. At the end of the third quarter of fiscal 2025, $213.4 million remained available for future share repurchases under our current repurchase authorization.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In June 2024, we extended the net-share settlement of equity awards to the majority of our employees by withholding shares upon vesting to satisfy tax withholding obligations whereas previously, shares were sold to cover such tax withholding obligations. Approximately 1.1 million shares and 2.5 million shares were withheld to cover $55.3 million and $144.0 million in tax withholding obligations during the third quarter and first three quarters of fiscal 2025. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our condensed consolidated statements of cash flows.
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
Stock-based compensation expense related to our 2015 ESPP was $7.1 million and $8.9 million during the third quarter of fiscal 2024 and 2025, and $19.7 million and $25.2 million during the first three quarters of fiscal 2024 and 2025. At the end of the third quarter of fiscal 2025, total unrecognized stock-based compensation cost related to our 2015 ESPP was $22.5 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2024	4,493,934	$13.63	2.3	$129,065
Options exercised	(1,655,884)	12.80
Options forfeited	(593)	1.95
Balance at the end of the third quarter of fiscal 2025	2,837,457	$13.96	2.0	$104,962
Vested and exercisable at the end of the third quarter of fiscal 2025	2,837,457	$13.96	2.0	$104,962

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The aggregate intrinsic value of options vested and exercisable at the end of the third quarter of fiscal 2025 is calculated based on the difference between the exercise price and the closing price of $50.95 of our common stock on the last day of the third quarter of fiscal 2025.
Stock-based compensation expense related to stock options has been fully recognized and was not material for the third quarter of fiscal 2024 and the first three quarters of fiscal 2024 and 2025.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our equity incentive plans and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	24,343,074	$26.77	$1,028,495
Granted	7,915,402	51.60
Vested	(8,526,064)	27.01
Forfeited	(2,097,043)	29.96
Unvested balance at the end of the third quarter of fiscal 2025	21,635,369	$35.45	$1,102,322
Stock-based compensation expense related to RSUs was $68.9 million and $80.2 million during the third quarter of fiscal 2024 and 2025, and $199.0 million and $227.6 million during the first three quarters of fiscal 2024 and 2025. At the end of the third quarter of fiscal 2025, total unrecognized stock-based compensation cost related to unvested RSUs was $719.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. Generally, the number of earned shares vest over three years from the date of grant subject to continuous service.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of the PRSU activity under our equity incentive plans and related information is as follows:

	Number of PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	2,270,597	$25.64	$95,933
Granted (1)	1,221,033	49.58
Vested and earned (2)	(1,116,603)	25.86
Unearned (3)	(297,864)	23.86
Unvested balance at the end of the third quarter of fiscal 2025	2,077,163	$39.85	$105,831
____________________________________
(1) Represents the number of shares that may be earned at the target percentage of 100% depending on the achievement of fiscal 2025 or certain other performance conditions.
(2) Represents the number of shares earned in which the service condition has also been satisfied.
(3) Represents the number of shares canceled as a result of not fully achieving the fiscal 2024 performance conditions.
Stock-based compensation expense related to PRSUs was $7.6 million and $8.6 million during the third quarter of fiscal 2024 and 2025, and $28.5 million and $55.2 million during the first three quarters of fiscal 2024 and 2025. At the end of the third quarter of fiscal 2025, total unrecognized stock-based compensation cost related to unvested PRSUs was $32.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
During the first quarter of fiscal 2025, our Board of Directors approved a discretionary adjustment, increasing the earned number of shares to 80 percent of the target for the PRSUs granted in fiscal 2024. Our Board of Directors’ consideration included that fiscal 2024 total revenue growth was impacted by Total Contract Value (TCV) sales growth of our consumption based Evergreen//One and Evergreen//Flex offerings, which far exceeded expectations. This modification resulted in additional stock-based compensation expense of approximately $40.7 million, of which $2.6 million and $34.5 million were recognized during the third quarter and first three quarters of fiscal 2025 with the remaining amount to be recognized over the remaining vesting period.
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
•The number of shares earned are contingent upon our market capitalization meeting or exceeding $21.0 billion that will be measured over an approximate three to five year period, at the end of our fiscal years ending in 2026, 2027 and 2028.
Total stock-based compensation expense of $73.9 million for these awards is being recognized over the requisite service period of nearly five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met. There were approximately 4.0 million in remaining unvested and outstanding LTP Awards with an aggregate intrinsic value of $204.1 million at the end of the third quarter of fiscal 2025. Stock-based compensation expense related to LTP Awards was $3.9 million and $3.4 million during the third quarter of fiscal 2024 and 2025, and $6.3 million and $10.7 million during the first three quarters of fiscal 2024 and 2025. At the end of the third quarter of fiscal 2025, total unrecognized stock-based compensation cost related to unvested LTP Awards was $49.0 million, which is expected to be recognized over a weighted-average period of 3.4 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025
Cost of revenue—product	$1,443	$3,216	$7,056	$9,443
Cost of revenue—subscription services	6,849	7,800	19,347	24,632
Research and development	43,908	49,227	126,225	150,390
Sales and marketing	19,209	24,393	55,883	72,330
General and administrative	16,557	16,436	46,732	62,161
Total stock-based compensation expense, net of amounts capitalized (1)	$87,966	$101,072	$255,243	$318,956
_________________________________
(1) Stock-based compensation expense capitalized was $1.5 million and $2.2 million during the third quarter of fiscal 2024 and 2025, and $3.9 million and $5.8 million for the first three quarters of fiscal 2024 and 2025 .
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025
Numerator:
Net income (loss)	$70,389	$63,639	$(4,127)	$64,304
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	314,153	327,675	309,842	325,530
Add: Dilutive effect of common stock equivalents	16,102	12,889	—	15,960
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	330,255	340,564	309,842	341,490
Net income (loss) per share attributable to common stockholders, basic	$0.22	$0.19	$(0.01)	$0.20
Net income (loss) per share attributable to common stockholders, diluted	$0.21	$0.19	$(0.01)	$0.19
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025
Stock options to purchase common stock	—	—	7,185	—
Unvested RSUs and PRSUs	—	798	31,115	401
Unvested LTP Awards	—	—	2,298	—
Shares related to convertible senior notes	—	—	5,772	—
Shares issuable pursuant to the ESPP	—	—	655	—
Total	—	798	47,025	401

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025
Interest income(1)	$12,167	$20,149	$35,652	$58,881
Interest expense(2)	(2,094)	(1,925)	(5,441)	(5,966)
Foreign currency transactions losses	(4,599)	(1,158)	(6,285)	(2,270)
Other income (expense)	(290)	90	(307)	39
Total other income (expense), net	$5,184	$17,156	$23,619	$50,684
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
At the end of the third quarter of fiscal 2025, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2024.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2024	2025	2024	2025
United States	$535,452	$561,882	$1,457,266	$1,588,648
Rest of the world	227,386	269,190	583,550	699,674
Total revenue	$762,838	$831,072	$2,040,816	$2,288,322

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2024	Third Quarter of Fiscal 2025
United States	$340,121	$418,535
Rest of the world	12,483	12,818
Total long-lived assets	$352,604	$431,353

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
We are a global leader in data storage and management with a mission to redefine the storage experience by simplifying how people consume and interact with data. Our vision of an all-flash data center integrates our foundation of simplicity and reliability with four major market trends that are impacting all organizations large and small: (1) increasing demand to consume data storage as a service; (2) the shift to modernizing today’s data infrastructure with all-flash; (3) the increase of modern cloud-native applications; and (4) increasing demand for data storage to support the acceleration in artificial intelligence (AI) adoption while managing rising energy costs.
Our data storage platform (Platform) supports a wide range of structured and unstructured data, at scale and across any data workloads in hybrid and public cloud environments, and includes mission-critical production, test and development, analytics, disaster recovery, backup and restore, AI and machine learning.
Recent Key Developments

•In December 2024, we announced an industry-first design win with a major hyperscaler, extending our DirectFlash® technology into massive scale environments that today are dominated by hard disks. Our DirectFlash® technology delivers new levels of innovation, performance, and scalability to an industry with demanding requirements, enabling hyperscalers to fully modernize their infrastructure, significantly improve operational efficiency, and free up significant amounts of power and space in their data centers.

•In December 2024, we announced that v2.0 of Pure Fusion™ will be available in the fourth quarter as a non-disruptive free upgrade to all existing Pure block storage arrays, enabling customers to create their own data cloud environment across their global enterprise.

•In November 2024, we advanced our ability to serve large-scale AI training environments with the certification of FlashBlade//S500 with NVIDIA DGX SuperPOD architecture, accelerating enterprise AI deployments with an Ethernet-compatible solution that optimizes performance, power, and space efficiency. We also entered into a strategic partnership with CoreWeave to accelerate large-scale AI cloud services innovation by making our Platform available as a standard option within the CoreWeave dedicated cloud environment.

•In November 2024, we unveiled Pure Storage Cloud for Microsoft Azure VMware Solution (AVS), a new fully-managed, scalable block storage-as-a-service offering that enables customers to seamlessly migrate on-premises VMware workloads to Azure cloud, reducing complexity and eliminating overhead of managing their storage.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our products and services that comprise our Platform. Our Platform includes our FlashArray and FlashBlade solutions, and our Evergreen and Portworx subscription services. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and current federal and state income taxes in the United States. Our foreign subsidiaries earn a profit margin based upon transfer pricing principles which require an arm’s length return. Our foreign subsidiaries’ sales and marketing expenses are expected to increase over time as we grow, resulting in higher pre-tax foreign earnings and higher foreign income taxes.
We have provided a full valuation allowance for U.S. deferred tax assets, which includes net operating loss carryforwards, capitalized research costs, and tax credits related primarily to research and development. When considering our historical earnings trend, sufficient positive evidence may become available where we will release all or a portion of the valuation allowance within 12 months. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue:
Revenue

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Product revenue	$453,277	$454,735	$1,458	0%	$1,161,978	$1,204,714	$42,736	4%
Subscription services revenue	309,561	376,337	66,776	22%	878,838	1,083,608	204,770	23%
Total revenue	$762,838	$831,072	$68,234	9%	$2,040,816	$2,288,322	$247,506	12%
The growth in subscription services revenue during the third quarter and first three quarters of fiscal 2025 compared to the third quarter and first three quarters of fiscal 2024 was largely driven by renewals of our Evergreen subscription services across our installed base.

During the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, total revenue in the United States grew 5% from $535.5 million to $561.9 million while total rest of the world revenue grew 18% from $227.4 million to $269.2 million. During the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024, total revenue in the United States grew 9% from $1.5 billion to $1.6 billion while total rest of the world revenue grew 20% from $583.6 million to $699.7 million.
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
The following table sets forth our Subscription ARR for the periods presented:

	At the End of		Year-over-Year Growth
(dollars in thousands, unaudited)	Third Quarter of Fiscal 2024	Third Quarter of Fiscal 2025	%
Subscription annual recurring revenue	$1,295,592	$1,574,423	22%
The year-over-year growth in our Subscription ARR at the end of fiscal 2024 was 25%. The decline in year-over-year growth to 22% at the end of the third quarter of fiscal 2025 was impacted by lower than expected Total Contract Value (TCV) sales of Evergreen//One.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.4 billion at the end of the third quarter of fiscal 2025. Total RPO includes $35.7 million in remaining non-cancelable product orders. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors. Of the $2.4 billion RPO at the end of the third quarter of fiscal 2025, we expect to recognize approximately 47% over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
RPO includes non-cancelable TCV sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Cloud Block Store consumption and subscription based offerings. TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. The year-over-year growth in RPO decreased from 31% at the end of fiscal 2024 to 16% at the end of the third quarter of fiscal 2025. Year-over-year growth in RPO has been primarily impacted by lower than expected TCV sales of Evergreen//One due to both extended closing timelines for larger Evergreen//One opportunities and increased conversion to a traditional sale of our higher velocity Evergreen//One opportunities.

Cost of Revenue and Gross Margin

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$125,327	$151,754	$26,427	21%	$336,532	$376,003	$39,471	12%
Stock-based compensation	1,443	3,216	1,773	123%	7,056	9,443	2,387	34%
Total product cost of revenue	126,770	154,970	$28,200	22%	$343,588	$385,446	$41,858	12%
% of Product revenue	28%	34%			30%	32%

Subscription services cost of revenue	$76,472	$85,380	$8,908	12%	$225,194	$259,536	$34,342	15%
Stock-based compensation	6,849	7,800	951	14%	19,347	24,632	5,285	27%
Total subscription services cost of revenue	$83,321	$93,180	$9,859	12%	$244,541	$284,168	$39,627	16%
% of Subscription services revenue	27%	25%			28%	26%

Total cost of revenue	$210,091	$248,150	$38,059	18%	$588,129	$669,614	$81,485	14%
% of Total revenue	28%	30%			29%	29%

Product gross margin	72%	66%			70%	68%
Subscription services gross margin	73%	75%			72%	74%
Total gross margin	72%	70%			71%	71%
The increase in product cost of revenue during the third quarter and first three quarters of fiscal 2025 compared to the third quarter and first three quarters of fiscal 2024 was primarily attributable to higher component costs for our FlashBlade//E, FlashArray//E, and FlashArray//C solutions that enable customers to transition their cost-sensitive workloads from disk to our all-flash solutions, partially offset by lower excess and obsolete inventory charges.
The increase in subscription services cost of revenue during the third quarter and first three quarters of fiscal 2025 compared to the third quarter and first three quarters of fiscal 2024 was primarily attributable to supporting our growing Evergreen subscription installed base, including Evergreen//One and Portworx. The increase was also partially impacted by the modification of our fiscal 2024 performance restricted stock units (PRSUs) that resulted in additional stock-based compensation as discussed below. The increase in subscription services cost was partially offset by lower depreciation expense from extending the estimated useful lives of assets for our Evergreen//One offering during the third quarter of fiscal 2025. Our Evergreen//One offering, supported by our own infrastructure, demonstrate a longer estimated life as a result of deriving benefits from our technology and Evergreen support.
The decrease in product gross margin during the third quarter and first three quarters of fiscal 2025 compared to the third quarter and first three quarters of fiscal 2024 was primarily driven by increased sales of our FlashBlade//E, FlashArray//E, and FlashArray//C solutions that address customers' cost-sensitive workloads. We are also expecting a modest sequential decline in product gross margins from the third quarter to fourth quarter of fiscal 2025.
The increase in subscription services gross margin during the third quarter and first three quarters of fiscal 2025 compared to the third quarter and first three quarters of fiscal 2024 was driven primarily by increased automation of our service logistics workflows supporting the delivery of our Evergreen subscription services and lower depreciation expense from extending the estimated useful lives of assets for our Evergreen//One offering during the third quarter of fiscal 2025.

Operating Expenses
During the third quarter and first three quarters of fiscal 2025, we recognized $2.6 million and $34.5 million in stock-based compensation related to a modification of our fiscal 2024 PRSUs in the first quarter of fiscal 2025 that resulted in higher stock-based compensation expense across all functions when compared to the corresponding prior year periods. Refer to Note 11 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
In addition, operating expenses in the first three quarters of fiscal 2025 were positively impacted as a result of the workforce alignment that we initiated in the fourth quarter of fiscal 2024.
Research and Development

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Research and development	$138,192	$150,859	$12,667	9%	$423,698	$439,006	$15,308	4%
Stock-based compensation	43,908	49,227	5,319	12%	126,225	150,390	24,165	19%
Total expenses	$182,100	$200,086	$17,986	10%	$549,923	$589,396	$39,473	7%
% of Total revenue	24%	24%			27%	26%
The increase in research and development expense during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, and an increase in data center and cloud services costs.
The increase in research and development expense during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024 was primarily driven by higher stock-based compensation, and, to a lesser extent, an increase in data center and cloud services costs, and higher depreciation expense from equipment purchases.
Sales and Marketing

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Sales and marketing	$212,498	$231,437	$18,939	9%	$641,002	$684,739	$43,737	7%
Stock-based compensation	19,209	24,393	5,184	27%	55,883	72,330	16,447	29%
Total expenses	$231,707	$255,830	$24,123	10%	$696,885	$757,069	$60,184	9%
% of Total revenue	30%	31%			34%	33%
The increase in sales and marketing expense during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to an increase in employee compensation and related costs, including stock-based compensation, and, to a lesser extent, higher costs for sales and marketing events.
The increase in sales and marketing expense during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024 was primarily due to a $58.8 million increase in employee compensation and related costs, including stock-based compensation.

General and Administrative

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
General and administrative	$48,172	$50,883	$2,711	6%	$146,212	$151,390	$5,178	4%
Stock-based compensation	16,557	16,436	(121)	(1)%	46,732	62,161	15,429	33%
Total expenses	$64,729	$67,319	$2,590	4%	$192,944	$213,551	$20,607	11%
% of Total revenue	8%	8%			9%	9%
The increase in general and administrative expense during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily driven by an increase in employee compensation and related costs.
The increase in general and administrative expense during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024, was primarily driven by higher stock-based compensation, partially offset by a decrease in outside services costs.
Restructuring and Impairment
During the first three quarters of fiscal 2025, we recognized $15.9 million of restructuring and impairment costs. We recognized $9.5 million in incremental restructuring costs primarily associated with one-time severance and other termination benefits related to a workforce alignment plan that was initiated in the fourth quarter of fiscal 2024. We also recognized $6.4 million in incremental abandonment and impairment charges related to certain leases associated with our former corporate headquarters. The incremental impairment charge was due to a revision to the underlying sublease assumptions during the first quarter of fiscal 2025.
During the first three quarters of fiscal 2024, we recognized $16.8 million in abandonment and impairment charges related to leases associated with our former corporate headquarters that we ceased use during the second quarter of fiscal 2024.
Other Income (Expense), Net

	Third Quarter of Fiscal		Change	First Three Quarters of Fiscal		Change
	2024	2025	$	2024	2025	$
(dollars in thousands, unaudited)
Other income (expense), net	$5,184	$17,156	$11,972	$23,619	$50,684	$27,065
The increase in other income (expense), net during the third quarter and first three quarters of fiscal 2025 compared to the third quarter and first three quarters of fiscal 2024 was primarily due to an increase in interest income from a larger balance in cash, cash equivalents and marketable securities and a higher interest rate environment, and, to a lesser extent, by higher net foreign exchange gains as the U.S. dollar weakened relative to certain foreign currencies.

Provision for Income Taxes

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2024	2025	$	%	2024	2025	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$9,006	$13,204	$4,198	47%	$23,915	$29,171	$5,256	22%
The increase in provision for income taxes during the third quarter and first three quarters of fiscal 2025 compared to the third quarter and first three quarters of fiscal 2024 was primarily due to an increase in foreign income taxes.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2025, we had cash, cash equivalents and marketable securities of $1.6 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities.
We believe our existing cash, cash equivalents, marketable securities and the revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts including investments to scale operations to support our recent design win with a major hyperscaler, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, and cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. We may enter into equipment financing arrangements and seek additional equity or debt financing in the future.
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
In April 2023, we borrowed $100.0 million under the Credit Facility. The outstanding loan bore weighted-average interest at an annual rate of approximately 6.62% and 6.76% during the third quarter and first three quarters of fiscal 2025 based on a one-month term SOFR period with interest expense not material during either period.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a consolidated leverage ratio not to exceed 4.5:1 and an interest coverage ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of the third quarter of fiscal 2025.

Letters of Credit
At the end of the third quarter of fiscal 2025, we had outstanding letters of credit in the aggregate amount of $7.2 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
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
During the third quarter and first three quarters of fiscal 2025, we repurchased and retired approximately 3.6 million shares of our common stock at an average purchase price of $50.53 per share for an aggregate repurchase price of $182.0 million. Approximately $213.4 million remained under our share repurchase authorization as of the end of the third quarter of fiscal 2025.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Three Quarters of Fiscal
	2024	2025
Net cash provided by operating activities	$433,297	$545,090
Net cash provided by (used in) investing activities	$45,078	$(93,505)
Net cash used in financing activities	$(530,622)	$(256,381)
Operating Activities
Net cash provided by operating activities during the first three quarters of fiscal 2024 and 2025 was primarily driven by cash collections from sales of our product and subscription services, partially offset by payments to our contract manufacturers, employee compensation, payment for software technology that we licensed, and general corporate operating expenditures. The year-over-year increase in net cash provided by operating activities was primarily driven by increased sales of our product and subscription services, including improved timing of collections.
Investing Activities
Net cash used in investing activities during the first three quarters of fiscal 2025 was driven by $170.6 million in capital expenditures relating to test equipment for new product innovation, equipment supporting our growing Evergreen//One offering, investments to scale operations to support our recent design win with a major hyperscaler, and construction costs related to our headquarters facility, partially offset by net proceeds from our marketable securities of $84.5 million.
Net cash provided by investing activities during the first three quarters of fiscal 2024 was driven by net proceeds from our marketable securities of $191.7 million, partially offset by $151.6 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the construction of our headquarters facility.

Financing Activities
Net cash used in financing activities during the first three quarters of fiscal 2025 was primarily driven by cash outflows related to share repurchases of $182.0 million and tax withholding remittances on vesting of equity awards of $141.6 million, partially offset by proceeds from the issuance of common stock from employee stock purchase plan (ESPP) of $51.7 million, and the exercise of stock options of $21.2 million. The year-over-year increase in tax withholding remittances on vesting of equity awards was due to extending the net-share settlement of equity awards to satisfy tax withholding obligations to the majority of our employees in June 2024 whereas previously, shares were sold to cover such tax withholding obligations.
Net cash used in financing activities during the first three quarters of fiscal 2024 was primarily driven by cash outflows related to the repayment of the principal amount of the Notes of approximately $575.0 million, share repurchases of $114.3 million and tax withholding on vested equity awards of $16.6 million. These cash outflows were partially offset by proceeds from borrowing under the Credit Facility of $100.0 million, the issuance of common stock from ESPP of $45.1 million, and the exercise of stock options of $32.9 million.
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
We deem an accounting policy to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our condensed consolidated financial statements. Refer to Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policy and Estimates” in our latest Form 10-K for our fiscal year ended February 4, 2024. There have been no material changes to our critical accounting policies and estimates since this Form 10-K filed on April 1, 2024.
Available Information
Our website is located at www.purestorage.com, and our investor relations website is located at investor.purestorage.com. The following filings will be available through our investor relations website free of charge after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings.

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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the third quarter of fiscal 2025 we had cash, cash equivalents and marketable securities of $1.6 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $8.4 million at the end of the third quarter of fiscal 2025.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the third quarter of fiscal 2025 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $5.0 million at the end of the third quarter of fiscal 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the third quarter of fiscal 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2025 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our Class A common stock, which we refer to as our “common stock”, involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, including our condensed consolidated financial statements and the related notes appearing in this quarterly report, before deciding to invest in our common stock. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition. In such event, the trading price of our common stock could decline and investors might lose all or part of their investment.
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

•We are devoting significant resources toward developing flash storage solutions for hyperscalers. We recently secured a design win with a major hyperscale customer, but there can be no assurance that our efforts will be successful or lead to any sales.

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

•Sales of our subscription and consumption offerings as a percentage of our total sales are difficult to predict, and we expect they will fluctuate over time. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue as the order is fulfilled. Revenue for our subscription and consumption offerings is recognized over a period of time, and the majority of revenue is included in subscription services revenue. As such, we expect fluctuations in sales of our subscription and consumption offerings to impact both product and total revenue growth.

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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Recent macroeconomic and geopolitical events, including inflation, elevated interest rates, geopolitical tensions, and political and fiscal challenges in the United States and abroad, have, and may continue to have, an adverse effect on the budgets, confidence and demand of our customers, particularly in the United States where we derive the majority of our revenue. These pressures create a great deal of uncertainty and affect our customer demand, margins, costs and operations. Macroeconomic conditions can and do further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts. If we are unable to successfully manage the effects of these pressures, our business, operating results, cash flows and financial condition may be adversely affected.
Our sales cycles can be long, unpredictable and expensive, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits of our data storage platform (Platform) and often involve an evaluation process that can result in a lengthy sales cycle, particularly for larger customers. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases are frequently subject to our customers' budget constraints, multiple approvals and unplanned administrative and other delays. These factors can lead to unpredictable and extended closing times of sales to our customers. For example, in the first three quarters of fiscal 2025, we experienced extended closing times for larger Evergreen//One opportunities and our business has been impacted by increased customer budget scrutiny of IT spending decisions. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other technology products generally. As a result, our revenue and operating results have and may continue to fluctuate from quarter to quarter.
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
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends, such as the opportunities created by the recent advances in artificial intelligence (AI). We continue to expand and evolve our Platform to compete directly with hard disk systems, and that strategy may take longer than we anticipate or may not succeed due to unforeseen factors. We may be unable to capture significant storage workloads for AI environments and hyperscalers. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our Platform could adversely affect the demand for our Platform.
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
We are devoting significant resources toward developing flash storage solutions for hyperscalers. We recently secured a design win with a major hyperscale customer, but there can be no assurance that our efforts will be successful or lead to any sales.
We are devoting significant resources in our efforts to develop flash storage solutions for hyperscalers, and recently secured a design win with a major hyperscaler. A design win means the customer has tested our solution, verified that it meets the customer’s requirements, and qualified our solution for the customer’s use. Achieving a design win with a major hyperscaler requires us to dedicate significant resources in pursuit of a single customer opportunity without any guarantee of revenue. While we believe the opportunity to sell our solutions to hyperscalers that replace their bulk disk and hybrid disk storage is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue, we may never generate any revenue.
Further, while we expect our recent hyperscaler design win will lead to meaningful revenue contribution beginning in our fiscal year 2027, a design win does not guarantee sales to a given customer. Even after we have secured a design win, a customer could choose to delay or cancel purchasing or licensing our technology and services. It is therefore difficult to predict the volume and timing of sales, if any, that will follow from any design win that we secure.
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
Our brand name and business may be harmed by our competitors’ marketing strategies.
Building and maintaining brand recognition and customer goodwill is critical to our success. On occasion, our competitors’ marketing efforts have included negative or misleading statements about us and our Platform. If we are unable to effectively respond to our competitors’ marketing efforts and protect our brand and customer goodwill now or in the future, our business will be adversely affected.
Sales to governments are subject to a number of challenges and risks that may adversely impact our business.
Sales to governmental agencies may in the future account for a significant portion of our revenue and pose additional challenges and risks to our sales efforts. Governments have and may continue to impose restrictions or requirements that must be complied with in order for us to sell to certain governmental customers. Government demand and payment for our Platform may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which may adversely affect public sector demand for our Platform. We sell our offerings to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our Platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell to certain governmental agencies.
Risks Related to Our Platform
If we fail to develop and introduce new or enhanced storage offerings successfully, our ability to attract and retain customers could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced storage offerings that provide increasingly higher levels of performance, capacity, functionality and reliability and meet our customers’ expectations, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovate business models such as Evergreen//One to improve our competitive position. We continue to expand our large capacity data storage offerings to compete directly with hard disk systems. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new storage offerings by our competitors, or the emergence of alternative technologies or industry standards could render our Platform obsolete or less competitive.
As we introduce new or enhanced Platform offerings, we must successfully manage their launch and customer adoption. If we are not able to successfully manage the development and release of new or enhanced Platform offerings, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced Platform offerings, such as new or improved software features, that meet our customers’ needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.

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
•changes in customer, geographic or product mix, including mix of product configurations, including relative mix due to increased sales of our lower product gross margin FlashBlade//E, FlashArray//E, and FlashArray//C solutions;
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
Our strategy is to continue investing in marketing, sales, support and research and development. We believe continuing to invest heavily in our business, including investments to scale operations to support our recent design win with a major hyperscaler, is critical to our future success and meeting our growth objectives. We anticipate that our operating expenses will continue to increase in absolute terms. Even if we achieve or maintain significant revenue growth, we may experience losses, forgoing near-term profitability on a U.S. GAAP basis.
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
•the impact on our revenue mix from changes in our customers’ purchasing behavior due to their cost of capital;
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

Sales from our subscription and consumption offerings as a percentage of our total sales are difficult to predict, and we expect they will fluctuate over time. As such, we expect fluctuations in sales of our subscription and consumption offerings to impact both product and total revenue growth.
Our sales from our Evergreen//One, Evergreen//Flex and Cloud Block Store subscription and consumption offerings as a percentage of our total sales are difficult to predict and we expect they will fluctuate over time. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue when the order is fulfilled. By contrast, revenue for our Evergreen//One, Evergreen//Flex and Cloud Block Store subscription and consumption offerings is recognized over the term of the relevant contract period and the majority of revenue is included in subscription services revenue. An increase in sales from our our subscription and consumption offerings as a percentage of total sales may have a near-term negative impact on both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons. By contrast, a relative decrease in sales of our subscription and consumption offerings as a percentage of total sales may have a near-term positive impact on both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons. As such, we expect fluctuations in sales of our subscription and consumption offerings to impact both product and total revenue growth.
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
In the ordinary course of our business, we collect, store, transmit and otherwise process proprietary, confidential and sensitive data, including by using our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store their data. We also rely on third-party service providers and technologies to operate our business and elements of our infrastructure and our business operations depend, in part, on the success of these third parties' own cybersecurity measures. The security of our networks and those of our third-party service providers, and the intrusion protection features of our products are critical to our operations and business strategy.
Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. We have been, and may in the future be, subject to attempts to gain unauthorized access to our systems. For example, in June 2024, we were the subject of a security incident involving a third party that temporarily gained unauthorized access to a single Snowflake data analytics workspace. The workspace did not include compromising information such as passwords for customer systems, or any of the data that is stored on the customer systems, but did contain telemetry information that we use to provide proactive customer support services. The threats to our information systems and information and those of third parties on whom we rely, include traditional computer “hackers,” social engineering schemes (for example, attempts to induce fraudulent invoice payments or divert money from us), phishing attacks, faulty password management, software bugs, malicious code (such as viruses and worms), malware installation, personnel misconduct or error, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, server malfunction, software or hardware failures, loss of data or other computer assets, adware, as well as attacks from nation-state and nation-state supported actors. These threats are also becoming increasingly difficult to detect. AI technologies may also be used in connection with certain attacks, resulting in heightened risks of security breaches and incidents. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and there have been high-profile incidents of third-party service providers causing widespread disruptions to their customers’ infrastructure due to errors in their SaaS offerings. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our Platform, systems and network or the systems and networks of third parties that support us and our business. Moreover, we may have limited remedies against third-party providers in the event of a service disruption.

We devote significant resources to network security, authentication technologies, data encryption, employee training and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the material adverse impacts that may arise from a security incident. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems. The techniques used by malicious actors change frequently and are often not recognized until launched against a target. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks, including, without limitation, source code for our products and services or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our Platform could disrupt the proper functioning of our Platform, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions.
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
We believe that our company culture has been a critical contributor to our success. Our culture fosters innovation, creativity, teamwork, passion for customers, focus on execution, and facilitates critical knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures and those of incumbent vendors, is a key competitive advantage and differentiator for our customers and partners. As we grow and change or are required to adapt to changes in business operations, including expectations around work location, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions and investments may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition or investment transaction. Moreover, we cannot assure investors that the anticipated benefits of any acquisition or investment will be realized. In connection with these types of transactions, we may issue additional equity securities that dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial impairment or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $68.35, through December 4, 2024. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the third quarter of fiscal 2025 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
August 5 - September 1	$—	—	$395,372
September 2 - September 29	$48.32	1,862	$305,410
September 30 - November 3	$52.89	1,738	$213,445
(1) In February 2024, our Board of Directors authorized share repurchases of up to an additional $250.0 million of our common stock. See “Liquidity and Capital Resources—Share Repurchase Program” included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the third quarter of fiscal 2025 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
August 5 - September 1	$52.12	1	$8
September 2 - September 29	$49.75	1,112	$55,353
September 30 - November 3	$—	—	$—
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the third quarter of fiscal 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

PURE STORAGE, INC.

Date:	December 11, 2024	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 11, 2024	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)