Form 10-K
period 2025-02-02
Pure Storage, Inc.
filed 2025-03-27
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.9 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 19, 2025, the registrant had 326,022,514 shares of Class A common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 2, 2025.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, inflation, interest rates, and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of sales in connection with our design win announcement with a hyperscaler, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to meet hyperscalers’ performance and price requirements, our ability to realize benefits from our acquisitions and investments, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, specifically our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
We are a global leader in data management and storage with a mission to redefine the data experience by simplifying how people manage, consume, and interact with data. Our vision of an all-flash data center integrates our foundation of simplicity and reliability with four major market trends that are impacting all organizations large and small: (1) the shift to modernizing today's data infrastructure with all-flash; (2) the increase of modern cloud-native applications; (3) increasing demand to consume data storage as a service; and (4) increasing demand for data storage to support the acceleration in artificial intelligence (AI) adoption while managing rising energy costs.
Our data storage platform (Pure Platform) supporting structured and unstructured data, at scale, and across any data workloads, on premises, in the cloud, and hosted environments, makes it possible for customers to construct their Enterprise Data Clouds (EDC). EDC allows customers to serve a variety of data workloads including mission-critical production, test and development, analytics, disaster recovery, backup and restore, AI, and machine learning (ML) with a single consistent, highly automated and agile cloud operating model.
Our Strategic Growth Pillars
Our four strategic growth pillars, driven by the above four market trends, are as follows:
1.Expand All-Flash into new use cases served by disk today
We pioneered the use of solid-state, All-Flash technology in enterprise storage with a clean-slate approach to building Flash-based systems and have continued to expand our leadership position and technology differentiation across our tightly integrated software and hardware.
We continue to drive industry disruption by further expanding flash into historical disk use cases, leveraging our flash software leadership, currently with quad-level cell (QLC) flash. We see a tremendous growth opportunity as flash economics coupled with the growth in unstructured data disrupt the current hybrid and mechanical disk market. For instance, our //E family of products delivers flash reliability and efficiency at prices now comparable to traditional hard disk systems.
In December 2024, we announced an industry-first design win with Meta to provide flash for its storage infrastructure. Meta’s use of our Purity software and integrated DirectFlash hardware technology is expected to free up significant amounts of power and space in its data centers, significantly reduce failure rates and maintenance costs associated with legacy disk storage—while doubling the expected lifetime of their storage infrastructure. This achievement represents the vanguard for flash storage providing all online storage in major hyperscale environments in the future.
Our extended advantage stems from three technology differentiators: Our leadership with direct-to-NAND software, our integrated hardware/software direct flash modules, and our advanced flash management capabilities. Because our highly sophisticated flash management software requires less NAND, we drive significant efficiency advantages over solid-state drives (SSDs) by eliminating over-provisioning, extending endurance, requiring far less common equipment and reducing environmental impact.
In close collaboration with key QLC flash partners, we continue to drive our density roadmap for DirectFlash, and in 2024, we released our 150 terabyte (TB) DirectFlash Module (DFM), marking a five-fold increase in capacity over standard hard drives and two-and-a-half increase over the largest SSDs. We are on track to deliver a 300TB DFM in late 2025. Our increasing density roadmap for DirectFlash also substantially expands our cost and power efficiency advantages when compared to both disk and SSDs.

2.Deliver hybrid cloud architecture and data services for modern applications
We continue to extend our leadership position in delivering the cloud operating model and enabling cloud-native applications. We empower our customers to run and operate storage as-a-service, for both traditional and modern applications.
Our next-generation version of Pure FusionTM v2 transforms traditional legacy enterprise data storage architectures by virtualizing data management and storage into a unified, cloud-like experience. This will enable customers to store, manage, protect and access their data seamlessly across on premises, cloud and hosted environments. The result is fully automated workflows that consistently manages enterprise data.
Our Portworx software solution is the leader in the enterprise Kubernetes/container data space, providing customers a secure solution for both their primary container storage needs, as well as their critical data workflows like backup, disaster recovery and migration. Portworx, along with Cloud Block Store, allows us to help customers operationalize their hybrid-cloud environment by enabling them to run and deploy both traditional and cloud-native apps on-premise, in-cloud, and across multiple clouds with the same process and operations.
3.Grow our subscription services business and drive differentiation with as-a-Service and Cloud operating model
We are leading in the storage as-a-service market with a robust set of service level agreements (SLAs) and guarantees in the industry, bringing the benefits of the cloud operating model to on-premises data storage. Our subscription offering, Evergreen//One, delivers outcome-oriented SLAs across every key dimension of the experience - capacity, performance, efficiency, availability, durability and more - all made possible by our differentiated Evergreen architecture and DirectFlash technology. Our add-on portfolio of advanced SLAs goes even further, offering unique value-added guarantees to address specific customer needs, such as a guaranteed recovery time SLA with our Cyber Recover and Resilience Add-On. We are focused on providing these services through our technology rather than merely creating a financial and professional services construct.
4.Expand our AI portfolio into the most demanding speciality Graphics Processing Unit (GPU) clouds and High-Performance Computing (HPC) environments
Our AI portfolio is built to accelerate innovation, delivering exceptional performance and efficiency for enterprises of all sizes with FlashBlade//S, while also powering some of the world's largest hyperscalers through our advanced Purity and DirectFlash technologies. In March 2025, we further expanded our portfolio with the introduction of FlashBlade//EXA, the industry's most powerful storage platform, to empower the most demanding specialty GPU clouds and HPC environments. Featuring a purpose-built, massively parallel architecture that independently scales both data and metadata, FlashBlade//EXA delivers industry-leading performance, scalability, and adaptability. FlashBlade//EXA is expected to be generally available in mid fiscal 2026. Further information can be found on our website pure.ai.
Enterprise Data Cloud (EDC)
Legacy data storage management has long been fragmented and siloed, manually managed by disparate teams and tools, leading to increased risk and cyber vulnerabilities, rising costs from inefficient utilization and data sprawl, and reduced reliability with more frequent business disruptions. We have reimagined enterprise storage by delivering unmatched simplicity, efficiency, and always-on reliability, with zero planned downtime or disruption. In the fourth quarter of fiscal 2025, we took this experience to the next level with Pure FusionTM v2, our next-generation version of Pure Fusion, transforming traditional legacy enterprise data storage architectures by virtualizing data management and storage into a unified, cloud-like experience.
Delivered as a non-disruptive software upgrade, Pure FusionTM v2 empowers customers to create their own EDC, a highly intelligent and autonomous environment that enables customers to store, manage, protect and access their data seamlessly across on premises, cloud and hosted environments. The result is fully automated workflows that consistently manage enterprise data, removing the need to manage silos and instead, data management inside a large EDC.

EDC is made possible by our Pure Platform which delivers a cloud experience with one unified data management and storage solution, incorporating highly differentiated all-flash technology, products and subscription services that helps organizations reduce the complexity, increase reliability and cyber resiliency, and lower the costs of their data infrastructure. Our Pure Platform provides four key competitive advantages: our unified Purity Operating System, our Purity DirectFlash technology; our Evergreen technology and business model; and our Cloud Operating Model.
The following diagram depicts an EDC, powered by our Purity operating system and DirectFlash technology, Pure1 cloud management plane, Pure Fusion, and Evergreen architecture.

ENTERPRISE APPS
SAP
ORACLE
SQL
CUSTOM
MODERN APPS
SaaS
ML / AI
vmware
SUPPORTING ALL WORKLOADS
portworx
DELIVERED AS A SERVICE
Pure1
INTELLIGENT CONTROL PLANE
Pure Fusion
DirectFlash
VIRTUALIZED CLOUD OF STORAGE
Purity
BUILT ON AN EVERGREEN ARCHITECTURE
ON-PREMISES
CLOUD
HOSTED

Key benefits of our Pure Platform include:
•Simplified Infrastructure - Our Pure Platform reduces the complexity and risks of traditional data infrastructure as our Purity Operating Software enables customers to unify the majority of their fragmented block, file and object storage workloads onto a single storage and management environment that is simple to deploy, run and manage. We use Purity Operating Software across all of our storage solutions to deliver a consistent experience whether deployed in a cloud, on-premises or hybrid cloud environment. This single Pure Platform environment makes accessing data easier and faster which is proving critical in an environment driven by AI.
•Operating like a Cloud - Powered by Purity, Pure1 cloud management, Evergreen architecture and Pure Fusion, the Pure Platform operates like a cloud, delivering on-demand, self-service storage and managed data services backed by SLA guarantees. Organizations can manage all of their data types and workloads, from the data center to the cloud with our single, consistent Pure Platform, true data mobility, and flexible consumption models.
•No Downtime - Our Pure Platform delivers all-flash storage for data spanning from Tier-0 workloads to cost-sensitive archives that is 10x more reliable than our all-flash competitors with our unique, vertically integrated hardware, controller and software. Our Pure Platform increases reliability by ending unexpected and planned downtimes to keep an organization’s data available 24/7 year-round through proactively managed SLAs that ensure 99.9999% uptime with predictive integrated support.

•Never Obsolete - Our Pure Platform provides scalable, on-demand storage through our Evergreen offerings that is never obsolete, continuously improving and without disruptive forklift upgrades. Through continual hardware and software upgrades that are delivered non-disruptively through our Evergreen program, our Pure Platform includes the latest technology and features.
•Cost Savings and Efficiency - Our Pure Platform reduces storage costs, energy and labor providing a range of business models, from self-managed to fully-managed, that enable organizations to choose how and when they consume and interact with their data. With a fully-managed Evergreen//One or Evergreen//Flex subscription, organizations also enjoy the benefit of having their power and rack space costs be paid by us. Our flash-optimized systems generally require 5-10x less labor to operate, and use 2-5x less power and space compared to competitive all-flash storage configurations, resulting in at least 50% lower total cost of ownership. This reduction in power usage and space is proving critical in an environment driven by AI given the massive energy demands of AI.
•Sustainability - We continue to invest in and innovate for a low carbon global economy and are committed to the continued delivery of an enterprise-grade storage platform and innovative services that empower our customers to operate sustainably and efficiently. Our technology differentiators such as DirectFlash, provide significant environmental sustainability benefits by offering the most efficient and densest flash modules, leading to higher capacity storage with a smaller hardware footprint. This not only lowers the costs of our systems but also their environmental footprint.
Pure Software
Purity
Our Purity Operating Software was designed from the ground-up. By focusing on All-Flash, our Purity software is able to deliver (1) superior performance by optimizing how data is placed and accessed on Flash, (2) reliability through optimizing the use of Flash in our systems, (3) density via our designed-for-flash algorithms, data structures and data reduction capabilities, and (4) environmental sustainability efficiencies through our integrated hardware and software thereby enabling our systems to use the same amount of data storage with significantly less power, space and e-waste.
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
While QLC can make flash more economical, it requires significantly more sophisticated management, optimization and tuning to use effectively. With DirectFlash, we deliver the performance and density benefits of QLC flash, without compromising on efficiency, reliability, or performance consistency. With DirectFlash, we are leading the industry, and accelerating the transition of disk to flash by replacing low-cost hybrid-flash and disk arrays.
Pure1
Pure1, our cloud-based data storage management plane, brings the convenience of cloud storage to on premises storage. With Pure1, customers can view and manage our storage arrays in a single pane of glass from any device with just a web browser or our mobile app. Service capabilities include AI-driven management and full-stack analytics, predictive intelligence that forecasts capacity and performance needs in advance, and a customer-centric support system of humans and AI that continuously monitor and proactively resolve array issues.

Pure Fusion
Pure Fusion brings the simplicity of the cloud operating model anywhere with on-demand consumption and back-end provisioning, delivering an autonomous storage-as-code management platform. Pure Fusion enables storage administrators to unify storage arrays and optimize storage pools to create their own EDC. Pure Fusion creates a highly intelligent and autonomous environment enabling data storage to be offered through customized storage service classes, providing storage consumers on-demand API-access to storage services, while automating previously complex tasks, such as storage provisioning, workload placement, workload mobility, and fleet rebalancing. Pure Fusion also automates compliance policies for secure, consistent data handling, enhances cybersecurity, eliminates manual errors, and enables automated data set management, enforcing and tracking corporate rules and policies. The result is fully automated workflows that consistently manage enterprise data, removing the need to manage silos.
Integrated Hardware Systems
Evergreen Architecture
Our differentiated Evergreen architecture enables our hardware storage systems to stay modernized and not require wholesale replacement like traditional legacy storage systems. Our architecture includes several key technology elements that allow our arrays to be upgraded non-disruptively, which is a critical underpinning of delivering a full as-a-service experience:
•Future-proof Hardware - We design and build each component (e.g. storage controllers, flash modules) of our hardware systems to be independently replaceable and upgradable, allowing our flash-optimized hardware to be more reliable and with longer service lifetimes.
•Non-Disruptive Upgrades - We have the ability to upgrade both hardware and software non-disruptively, resulting in continuous online improvement, without creating disruption or affecting running production systems.
•Telemetry and Pure1 - Continuous telemetry collection coupled with AI-driven intelligent analytics supported by machine learning models allows us to deliver both predictive and proactive recommendations, targeted assessments, and workload planning based on knowledge accumulated across our entire fleet. Pure1, our AI-driven cloud-based management platform, allows us to target and focus the most relevant innovation and improvements to our customers.
FlashArray provides solutions, addressing database, application, virtual machine and other traditional workloads. FlashArray was the industry’s first all-flash array and is driving the industry-wide transition from disk to Flash. FlashArray pioneered the approach of software designed from the ground-up for Flash and set the stage for industry leading simplicity, reliability, and rich data services. FlashArray has evolved through seven generations of controllers, a 100x increase in density, and a transition to all-NVMe flash - all delivered to customers non-disruptively through our Evergreen service.
•FlashArray//XL sets a new bar of higher performance, scale and capacity for the most demanding workloads and mission critical data-based applications.
•FlashArray//X delivers next-gen performance for mission critical workloads. Through unified block and file storage designed to be powerful and simple to use, FlashArray//X supports everything from Tier 1 databases to large-scale virtualized and cloud-native applications, with a non-disruptive upgrade path. Based on TLC flash, our latest R4 edition delivers up to 40% higher performance and over 80% increased memory speeds to support greater workload consolidation, a 30% inline compression boost to stretch storage capacity further, and new ransomware protection capabilities.
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

•FlashArray//E extends the Pure//E family, to deliver the simplicity and efficiency of flash for all file and block data repositories for up to 4 petabytes (PB) of data, from content libraries to backup sets to active archives. FlashArray//E enables customers to benefit from an 80% reduction in power and space, 60% lower operational costs, and 85% less e-waste compared to disk.
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
FlashBlade provides solutions for managing and processing unstructured data workloads of all types - from the most demanding modern “big data” applications such as real-time log analytics and commercial HPC to data protection and recovery. Further, FlashBlade can manage and process the massive amounts of data created for large scale AI training environments as well as support AI-connected applications. FlashBlade was the industry's first all-flash array optimized for modern unstructured file and object applications, and enables performance at multi-Petabyte scale. FlashBlade is a scale-out system built on Purity and DirectFlash Modules, combining integrated software-defined networking that delivers revolutionary performance and simplicity. FlashBlade's scale, simplicity, and multiple protocols allows customers to consolidate a diverse set of modern workloads while benefiting from cost-effective all-flash performance.
•FlashBlade//S, a flexible all-QLC system that delivers scalable and sustained high performance to handle the most demanding workloads including computational analytics and AI, image search and recognition, electronic design automation, media special effects, high performance computing and data protection. FlashBlade//S includes Zero Move Tiering (ZMT), a feature designed to enable seamless movement of data across different performance tiers within the same array without manual intervention or migration, optimizing both performance and cost efficiency.
•FlashBlade//E is a scale-out unstructured data repository for 4 PB or more of data that makes the management of unstructured data growth more efficient, reliable, and sustainable with an user experience and economics that enable organizations to eliminate the last remnants of disk in their data center. FlashBlade//E provides the benefits of all-flash at an acquisition cost that is comparable to disk-based alternatives with lower operational costs, including up to five times less power consumption.
•FlashBlade//EXA, expected to be generally available in mid fiscal 2026, is a high performing data storage solution purpose-built to handle the most demanding requirements of large scale, GPU-intensive AI and HPC workloads. FlashBlade//EXA’s highly configurable and disaggregated architecture maximizes AI pipeline efficiency and minimizes delays during AI model training and inference workflows by delivering multi-dimensional performance at scale with cost-efficient, off-the-shelf data nodes and reduces complexity by eliminating metadata bottlenecks. FlashBlade//EXA is projected to deliver more than 10+TBs per second read performance and >20x more files in a single namespace.
Cloud-Native Storage and Software as-a-Service Consumption Offerings
Portworx by Pure Storage is the market leader in cloud-native Kubernetes data management. As enterprises increasingly adopt cloud-native architectures and applications and AI/ML solutions, Portworx Enterprise is the only data management platform that is able to provide robust enterprise-grade container storage, coupled with data-protection workflows such as Kubernetes backup (PX-Backup), disaster recovery (PX-DR) and portability between on-premise, hybrid cloud and multi-cloud environments. Portworx also offers PX CSI, a container storage connector for FlashArray and FlashBlade, that storage teams, who prefer to build in-house storage automation, can use to deliver FlashArray or FlashBlade optimized storage management capabilities and ram up container workloads within minutes.

Portworx Data Services is the industry’s first Database-as-a-Service Platform for Kubernetes. Today’s applications are composed of dozens or even hundreds of microservices, often supported by multiple data services. Managing each of these data services in a dynamic, Kubernetes world is complex and time-consuming. With Portworx Data Services, DevOps engineers can deploy, and manage production-grade data services with the click of a button, on and across private and public clouds. With deployment options from the industry’s broadest catalog of databases for SQL, NoSQL, search, streaming, and more, Portworx Data Services helps developers get started faster. Portworx Data Services also fully automates Day-2 operations, including monitoring, backups, high availability, disaster recovery, migration, auto-scaling, and security.
The entire Portworx suite, inclusive of Portworx Enterprise, PX-Backup, PX-DR and Portworx Data Services, is available as-a-service.
Cloud Block Store is an enterprise-grade, virtual block storage array that provides customers the flexibility to operate a hybrid cloud model with seamless data mobility across on-premises and public cloud environments. Cloud Block Store is software-delivered, requires no dedicated hardware running in the public cloud or internet colocation data centers, and is designed to be multi-cloud, supporting Amazon Web Services and Microsoft Azure. Cloud Block Store leverages the same Purity software that powers FlashArray in on-premise environments, enabling customers to easily implement hybrid cloud workflows.
•Cloud Block Store for Azure VMware Solution (AVS) - Cloud Block Store for AVS running in Azure delivers the same cloud-like experience as public clouds built on VMware for storage by extending the data services and user experience of the Purity operating environment to AVS, simplifying cloud data mobility and help organizations optimize their AVS data storage costs.
Evergreen//One delivers a complete cloud operating model, allowing customers to consume storage-as-a-service, based entirely on guaranteed service level agreements, enabling them to store their data whenever and wherever they want with guaranteed reliability and performance. Evergreen//One unifies on-premises and public-cloud data storage services in a single storage subscription service that delivers a true hybrid cloud experience. We ship to the customer whatever infrastructure is needed to deliver on the outcomes we guarantee, and we pay customers for the power and rack space that our infrastructure takes in their data center. With Evergreen//One, customers have flexibility to choose performance and capacity needs as well as where they consume and pay for their storage needs.
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
Our Customers
Our global customer base is over 13,500 at the end of fiscal 2025. Both large enterprises and smaller organizations with limited IT expertise or budgets benefit from using our technology. We have deployed our products and subscription services to customers across multiple industry verticals and geographies. We define a customer as an entity that purchases our products and services either from one of our channel partners or from us directly.
Our enterprise business model supports the largest global organizations, including hyperscalers and managed service providers (MSPs). Today, we are in approximately 62% of Fortune 500 companies, and the loyalty of our customers is reflected in our market-leading, certified customer Net Promoter Score (NPS) of 81 as of December 31, 2024.
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
Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating our Pure Platform advantages and demand generation for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions, digital marketing and public relations.
Research and Development
Our research and development efforts are focused on innovation, building new features and functionality for our existing products and subscription services, developing software, and building new solutions. Our Pure Platform integrates both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Our research and development teams are primarily based in Santa Clara, California, Prague, Czech Republic, Bangalore, India, Bellevue, Washington, and Vancouver, Canada. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue investing globally in significant resources for our ongoing research and development efforts.
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
Competition
We operate in the intensely competitive data storage market that is characterized by constant change. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, performance scalability and enterprise features of storage systems. Our main competitors include legacy vendors, such as Dell EMC, NetApp, Hitachi Vantara, HP Enterprise, and IBM, each of which offer a broad range of systems targeting various use cases and end markets and have the technical and financial resources to bring competitive products to market.
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
We employ nearly 6,000 employees globally - approximately 3,500 in the U.S. and over 2,400 internationally at the end of fiscal 2025. Our workforce is distributed across over 30 countries and we continue to expand our location strategy to ensure we can obtain the right skills and have a global mindset with diversity of thinking. Our business growth presents us with the opportunity to attract talent and provide competitive employee value propositions in terms of work environment, pay, benefits, professional development and career growth opportunities that help meet the varying needs of our workforce.
Our human capital strategy is developed by our executive committee and led by our Chief Administrative and Legal Officer (CALO). The CALO delivers human capital reports to our Board of Directors and compensation and talent committee on a quarterly basis.
Attracting, Developing and Retaining Talent
In fiscal 2025, we grew headcount to advance our innovation, customer experience, and sales coverage.
To foster our employees’ and our success, we seek to create an environment where people can thrive and do their best work. We strive to maximize our employees’ potential by creating a respectful, inclusive work environment with training and development programs that enable our global employees to create products and services that furthers their career goals and our corporate mission. We also have global performance management and internal mobility programs to enable employee development, growth and performance.

Our Commitment to a Strong and Inclusive Team
At Pure, we support fair and equitable hiring and promotion practices and greatly value a broad diversity of thought, experiences, backgrounds, cultures, and ideas. A close-knit team culture is core to our success and fuels the industry-leading innovation and customer experience that sets us apart.
We believe that fostering an inclusive work environment strengthens collaboration, drives better decision-making, and enhances business outcomes. Our efforts focus on:

•Leadership Accountability – We assess and recognize leadership behaviors that contribute to a workplace where all employees can do their best work. Our leaders review results quarterly and take action as needed to strengthen workplace engagement and collaboration.
•Employee Networks and Community – Our Employee Resource Groups (ERGs) help foster connections, professional growth, and a sense of belonging, reinforcing our culture of inclusivity and teamwork.
•Fair and Consistent Talent Practices – We apply structured, data-driven approaches to ensure fairness and objectivity in hiring, compensation, performance reviews, and promotions. We conduct regular pay equity reviews and track career progression to support transparent and consistent advancement opportunities.
We provide regular updates on our workforce initiatives and progress to our Board of Directors as part of our broader commitment to building and sustaining a strong, inclusive culture.
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
•Pay for performance. Managers differentiate rewards based on business impact and how our employees model our values. We empower leaders to make thoughtful, fair decisions, and we equip employees with the resources to understand how our compensation philosophy works in practice.
Our Culture as a Competitive Advantage
Our customer-first culture and commitment to innovation create a thriving company that customers, partners, employees and investors love. Employee listening tools and data sources indicate that our high employee engagement is a key enabler of the positive customer experience and strong net promoter scores. Our employee Pulse of Pure Survey is implemented and assessed through a third party vendor. It focuses on measuring employee engagement, organizational health, team and manager effectiveness, sense of community and belonging, career growth, and overall wellbeing.
A key tenant of our culture is our commitment to integrity, respect and a safe work environment which is supported by our Code of Conduct, Speak Up Policy, and annual Pure Ethics and Compliance Pulse survey. We continually remind our employees that they are empowered to report concerns without fear of retaliation through our anonymous speak-up hotline and web portal or through their management chain, HR business partner, or Legal team.

Total Impact
We are committed to advancing our responsible business practices, ensuring business operations and supply chain resilience and having a positive impact on the environment and society. Our Board of Directors receives an annual update on our environmental and social policies, programs and progress towards our commitments.
Our governance model is structured to ensure the appropriate amount of oversight, assessment, and management of sustainability risks and opportunities across our organization and supply chain. Our Audit Committee oversees our sustainability efforts.
In fiscal 2024, we released our FlashBlade//E and FlashArray//E family of products, that significantly reduce power consumption compared to other flash and disk based alternatives. We’ve expanded our procurement of renewable electricity, maintaining meaningful amounts of renewable electricity for our Santa Clara headquarters campus as well as our Prague and Bangalore campuses. Our Life Cycle Analysis (LCA) is conducted across our Pure Platform and is used in identifying opportunities to reduce the environmental impact of our solutions, and adhering to International Organization for Standardization (ISO) 14040 and 14044 standards.
We obtained third party verification of our greenhouse gas emissions (GHG) for fiscal 2024 and delivered on our 2022 commitment to set near-term science based targets through the Science Based Targets Initiative, a global collaboration that guides companies in setting scientifically grounded GHG reduction targets to combat climate change.
For more information about our sustainability priorities, alignment to Sustainability Accounting Standards Board, Global Reporting Initiative, United Nations Sustainable Development Goals, and the Task Force on Climate-related Financial Disclosures, please see our fiscal 2024 ESG report at www.purestorage.com/ESG. The contents of our sustainability website are not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC, and any reference to our sustainability website is intended to be an inactive textual reference only.
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

•Adverse changes to tariffs, trade agreements, and trade policies may have a negative effect on our business and results of operations.

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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Recent macroeconomic and geopolitical events, including tariffs, inflation, elevated interest rates, geopolitical tensions, and political and fiscal challenges in the United States and abroad, have, and may continue to have, an adverse effect on the budgets, confidence and demand of our customers, particularly in the United States where we derive the majority of our revenue. These pressures create a great deal of uncertainty and affect our customer demand, margins, costs and operations. Macroeconomic conditions can and do further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our sales and marketing efforts. If we are unable to successfully manage the effects of these pressures, our business, operating results, cash flows and financial condition may be adversely affected.
Our sales cycles can be long, unpredictable and expensive, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits across our data storage platform (Pure Platform) and often involve an evaluation process that can result in a lengthy sales cycle, particularly for larger customers. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases are frequently subject to our customers’ budget constraints, multiple approvals and unplanned administrative and other delays. These factors can lead to unpredictable and extended closing times of sales to our customers. For example, in fiscal 2025, we experienced extended closing times for larger Evergreen//One opportunities and our business has been impacted by increased customer budget scrutiny of IT spending decisions. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other technology products generally. As a result, our revenue and operating results have and may continue to fluctuate from quarter to quarter.
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
We are devoting significant resources in our efforts to develop flash storage solutions for hyperscalers, and recently secured a design win with a major hyperscaler. A design win means the customer has tested our solution, verified that it meets the customer’s requirements, and qualified our solution for the customer’s use. Achieving a design win with a major hyperscaler requires us to dedicate significant resources and investment in pursuit of a single customer opportunity without any guarantee of revenue. While we believe the opportunity to sell our solutions to hyperscalers that replace their bulk disk and hybrid disk storage is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue, we may never generate any revenue from such sales.
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
The evolving market for data storage products makes it difficult to forecast demand for our Pure Platform.
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends, such as the opportunities created by the recent advances in artificial intelligence (AI). We continue to expand and evolve our Pure Platform to compete directly with hard disk systems, and that strategy may take longer than we anticipate or may not succeed due to unforeseen factors. We may be unable to capture significant storage workloads for AI environments and hyperscalers. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our Pure Platform could adversely affect the demand for our Pure Platform.
Offerings from large public cloud providers are expanding quickly and serve as alternatives to our Pure Platform for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend reduces the demand for storage systems like ours. It is difficult to predict customer adoption rates of new offerings, customer demand for our Pure Platform or the future growth rate and size of our addressable market. Reduced demand for our Pure Platform caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
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

Many of our competitors have developed or acquired storage technologies with features or data reduction technologies that directly compete with our Pure Platform or have introduced business programs designed, among other things, to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve their products, reduce their prices and introduce new offerings that may, or may claim to, offer greater value compared to our Pure Platform. These developments may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against our competitors.
Many of our competitors have long-standing relationships with key decision makers at current and prospective customers, which may inhibit our ability to compete.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our Pure Platform. Additionally, most of our prospective customers have existing storage products supplied by our competitors who have an advantage in retaining the customer because, among other things, the incumbent vendor already understands the customer’s IT infrastructure, user demands and needs, or the customer is concerned about actual or perceived costs of switching to a new vendor and technology. If we are unable to sell our Pure Platform to new customers or persuade existing customers to continue purchasing our Pure Platform, we will not be able to maintain or increase our market share and revenue, which would adversely affect our business and operating results.
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
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to component quality and inflationary pressure. In addition, we must invest to scale our supply chain, including to ensure a sufficient supply of flash, in connection with our recent hyperscaler design win. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. Our forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we have excess supply, we may reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that exacerbate other risk factors and result in delayed revenue, reduced product margins or lost sales opportunities altogether. If we are unable to effectively manage our supply and inventory, including the supply of flash necessary to fulfill potential hyperscaler demand, our results of operations could be adversely affected.
If we fail to successfully maintain or grow our relationships with partners, our business, operating results and financial condition could be harmed.
Our future success is highly dependent upon our ability to establish and maintain successful relationships with our partners, including value-added resellers, service providers and systems integrators. In addition to selling our Pure Platform, our partners may offer installation, post-sale service and support in their local markets. In markets where we rely on partners more heavily, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our Pure Platform or the quality or responsiveness of the support and services being offered. Moreover, because our success depends on our partner relationships, we have recently increased our partner incentive compensation arrangements. However, there can be no assurance that this increased incentive compensation will result in a corresponding increase in our sales. Any failure on our part to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services provided to our customers, could harm our business, operating results and financial condition.

Our partners may choose to discontinue offering our Pure Platform or may not devote sufficient attention and resources toward selling our Pure Platform. We typically enter into non-exclusive, written agreements with our channel partners. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our channel partners from offering competing products and services. Additionally, our competitors may provide incentives to our existing and potential channel partners to use, purchase or offer their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.
Our brand name and business may be harmed by our competitors’ marketing strategies.
Building and maintaining brand recognition and customer goodwill is critical to our success. On occasion, our competitors’ marketing efforts have included negative or misleading statements about us and our Pure Platform. If we are unable to effectively respond to our competitors’ marketing efforts and protect our brand and customer goodwill now or in the future, our business will be adversely affected.
Sales to governments are subject to a number of challenges and risks that may adversely impact our business.
Sales to governmental agencies may in the future account for a significant portion of our revenue and pose additional challenges and risks to our sales efforts. Governments have and may continue to impose restrictions or requirements that must be complied with in order for us to sell to certain governmental customers. Government demand and payment for our Pure Platform may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which may adversely affect public sector demand for our Pure Platform. We sell our offerings to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our Pure Platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell to certain governmental agencies.
Risks Related to Our Platform
If we fail to develop and introduce new or enhanced storage offerings successfully, our ability to attract and retain customers could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced storage offerings that provide increasingly higher levels of performance, capacity, functionality and reliability and meet our customers’ expectations, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovate business models such as Evergreen//One to improve our competitive position. We continue to expand our large capacity data storage offerings to compete directly with hard disk systems. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new storage offerings by our competitors, or the emergence of alternative technologies or industry standards could render our Pure Platform obsolete or less competitive.
As we introduce new or enhanced Pure Platform offerings, we must successfully manage their launch and customer adoption. If we are not able to successfully manage the development and release of new or enhanced Pure Platform offerings, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced Pure Platform offerings, such as new or improved software features, that meet our customers’ needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.

If we fail to execute our transition to subscription offerings successfully, our revenues and results of operation may be harmed.
We offer our Pure Platform on a subscription basis, including our hardware and software products through Evergreen//One and Cloud Data Services. Our subscription offerings are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain profitability with these business models. Our subscription offerings require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. In addition, our subscription offerings require compliance with additional regulatory, legal and trade licensing requirements in some countries and entail incremental operational, technical, legal and other costs. Continued market acceptance of subscription offerings depends on our ability to create a seamless customer experience and optimally price our offerings in light of market conditions, our costs and customer demand. Additionally, subscription models may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our subscription offering strategy, our financial results could be negatively impacted.
Our Pure Platform is highly technical and may contain defects or bugs, which could cause data unavailability, loss, breach or corruption that might, in turn, result in liability and harm to our reputation and business.
Our Pure Platform is highly technical and complex and is often used to store information critical to our customers’ business operations. Our Pure Platform may contain errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our Pure Platform may only be discovered after it has been installed and used by customers. We have, from time to time, identified vulnerabilities in our Pure Platform. Despite our efforts to detect and remediate actual and potential vulnerabilities in our systems, we cannot be certain that we will be able to address any such vulnerabilities, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. We may also incur unexpected costs replacing defective hardware or ensuring that hardware remains interoperable and upgradable. Any of these errors, defects, bugs or security vulnerabilities may leave us, our Pure Platform and our customers susceptible to exploitation, including by malicious actors, which could result in a loss of revenue, injury to our reputation, loss of customers or increased service and warranty costs, and adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.
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
If we are unable to ensure that our Pure Platform interoperates with third party operating systems, software applications and hardware, we may lose or fail to increase our market share.
Our Pure Platform must interoperate with our customers’ infrastructure, specifically networks, servers, software and operating systems, which are offered by a wide variety of vendors. When new or updated versions of these operating systems or applications are introduced, we may need to develop updated versions of our software so that our Pure Platform continues to interoperate properly. We may not deliver or maintain interoperability quickly, cost-effectively or at all as these efforts require capital investment and engineering resources. If we fail to maintain compatibility of our Pure Platform with these infrastructure components, our customers may not be able to fully utilize our Pure Platform, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our Pure Platform, which may harm our business, operating results and financial condition.

Our Pure Platform must conform to industry standards in order to be accepted by customers.
Generally, our Pure Platform comprises only a part of an IT environment. The servers, network, software and other components and systems deployed by our customers must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in this ecosystem to conform to prevailing industry standards. These companies are often significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that our customers prefer. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, sales of our Pure Platform could be adversely affected, which may harm our business.
Our ability to successfully market and sell our Pure Platform depends in part on ease of use and the quality of our customer experience, and any failure to offer high-quality technical services and support could harm our business.
Once our customers deploy our Pure Platform, they depend on our customer experience organization to drive non-disruptive upgrades and resolve technical issues. Our ability to provide effective technical services largely depends on our ability to attract, train and retain qualified personnel, as well as engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our reputation and on recommendations from our existing customers. We may need to provide customized installation and configuration services to our customers before our Pure Platform is fully operational in their environments. Any failure to maintain, or a market perception that we do not maintain, high-quality technical services and support could harm our reputation, our ability to sell our Pure Platform to existing and prospective customers and our business.
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
•changes in customer, geographic or product mix, including the relative sales of our lower product gross margin FlashBlade//E, FlashArray//E, and FlashArray//C solutions;
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
Our strategy is to continue investing in marketing, sales, support and research and development. We believe continuing to invest heavily in our business, including investments to scale operations to support our recent hyperscaler design win, is critical to our future success and meeting our growth objectives. We anticipate that our operating expenses will continue to increase in absolute terms. Even if we achieve or maintain significant revenue growth, we may experience losses, forgoing near-term profitability on a U.S. GAAP basis.
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
•our ability to develop, introduce and ship new Pure Platform offerings that meet customer requirements and to effectively manage product transitions;
•changes in the competitive dynamics of our markets, including new entrants or price discounting;
•our ability to control or mitigate costs, including our operating expenses, to support business growth and our continued expansion;
•the impact on our revenue mix from changes in our customers’ consuming our technology as a service rather than purchasing our solutions;
•the impact of inflation on labor and other costs, other adverse economic conditions and the impact of public health epidemics or pandemics; and
•future accounting pronouncements and changes in accounting policies.
The occurrence of any one of these factors could negatively affect our operating results in any particular quarter.

The sales prices of our Pure Platform offerings may fluctuate or decline, which may adversely affect our gross margins and operating results.
The sales prices of our offerings may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints, inflation and other adverse economic conditions. We expect competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our offerings predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that our product prices will decrease over product life cycles. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in the volume of sales or the sales of new products with higher margins, our gross margins and operating results could be adversely affected.
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
We expect that our future growth will continue to place strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower than, or develop slower than we expect or may never materialize. Investors should not consider our revenue growth in prior periods as indicative of our future performance. In future periods, we may not achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to maintain adequate revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. If we are unable to manage our growth successfully, we may not be able to take advantage of market opportunities or release new Pure Platform offerings in a timely manner, and we may fail to satisfy customer expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely impact our growth and affect our business and operating results.
If we are unable to sell renewals of our subscription services to our customers, our future revenue and operating results will be harmed.
Existing customers may not renew their subscription services agreements after the initial period and, given changing customer purchasing preferences, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their available budget and the level of their satisfaction with our Pure Platform, customer support and pricing compared to our competitors. If our customers renew their contracts, they may renew on terms that are less economically beneficial to us. If our customers do not renew their agreements or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

Sales from our subscription and consumption offerings as a percentage of our total sales are difficult to predict, and we expect they will fluctuate over time, which will impact our product and total revenue growth.
Our sales from our Evergreen//One, Evergreen//Flex and Cloud Block Store subscription and consumption offerings as a percentage of our total sales are difficult to predict and we expect they will fluctuate over time. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue when the order is fulfilled. By contrast, revenue for our subscription and consumption offerings is recognized over the term of the relevant contract period and the majority of revenue is included in subscription services revenue. An increase in sales from our subscription and consumption offerings as a percentage of total sales may have a near-term negative impact on both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons. By contrast, a relative decrease in sales of our subscription and consumption offerings as a percentage of total sales may have a near-term positive impact on both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons. As such, we expect fluctuations in sales of our subscription and consumption offerings to impact both product and total revenue growth.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
We intend to continue investing in our business growth and may require additional funds to support business initiatives, including the need to develop new Pure Platform offerings or enhance our existing Pure Platform offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we undertake in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited and our prospects and financial condition could be harmed.
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
In the ordinary course of our business, we collect, store, transmit and otherwise process proprietary, confidential and sensitive data, including by using our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store their data. We also rely on third-party service providers and technologies to operate our business and elements of our infrastructure and our business operations depend, in part, on the success of these third parties’ own cybersecurity measures. The security of our networks and those of our third-party service providers, and the intrusion protection features of our products are critical to our operations and business strategy.
Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. We have been, and may in the future be, subject to attempts to gain unauthorized access to our systems. The threats to our information systems and information and those of third parties on whom we rely, include traditional computer “hackers,” social engineering schemes (for example, attempts to induce fraudulent invoice payments or divert money from us), phishing attacks, faulty password management, software bugs, malicious code (such as viruses and worms), malware installation, personnel misconduct or error, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, server malfunction, software or hardware failures, loss of data or other computer assets, adware, as well as attacks from nation-state and nation-state supported actors. These threats are also becoming increasingly difficult to detect. AI technologies may also be used in connection with certain attacks, resulting in heightened risks of security breaches and incidents. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and there have been high-profile incidents of third-party service providers causing widespread disruptions to their customers’ infrastructure due to errors in their SaaS offerings. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our Pure Platform, systems and network or the systems and networks of third parties that support us and our business. Moreover, we may have limited remedies against third-party providers in the event of a service disruption.
We devote significant resources to network security, authentication technologies, data encryption, employee training and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the material adverse impacts that may arise from a security incident. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems. The techniques used by malicious actors change frequently and are often not recognized until launched against a target. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks, including, without limitation, source code for our products and services or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our Pure Platform could disrupt the proper functioning of our Pure Platform, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions.

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
If any of these types of security incidents occurs and we are unable to protect our Pure Platform, systems and data, or if we are perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our Pure Platform could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information. For a description of our processes for assessing, identifying and managing material risks from cybersecurity threats, see Part 1. Item 1C. Cybersecurity in this Annual Report on Form 10-K.
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

Adverse changes to tariffs, trade agreements, and trade policies may have a negative effect on our business and results of operations.
We rely on contract manufacturers and component vendors, some of which are located outside the United States. As such, the importation of our products and the underlying components may be affected by changes in applicable tariffs, trade agreements, and trade policies, and expose us to risks associated with doing business globally. The United States and other countries in our supply chain or in which we have sales have imposed and may impose additional tariffs, duties, quotas, or other restrictions or regulations, or may adversely adjust prevailing tariff levels, quotas, duties, or other restrictions or regulations. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Additionally, changes in U.S. administrative policy from the recent U.S. presidential and congressional elections may lead to significant changes in tariffs for imported goods among other possible changes. If tariffs are imposed on our products or the underlying components, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability.
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

Our use of open source software could impose limitations on our ability to commercialize our Pure Platform.
We use open source software in our Pure Platform and expect to continue to use open source software in the future. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our Pure Platform. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties in order to continue offering our Pure Platform for certain uses or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may be required to discontinue providing some of our software if re-engineering cannot be accomplished on a timely basis, any of which could harm our business, operating results and financial condition.
Failure to comply with governmental laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, data privacy, securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. For example, the European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive and the Waste Electrical and Electronic Equipment directive.
Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, since the start of the new presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress and the new presidential administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business.
In recent years we have also become subject to a variety of data privacy laws, including the EU General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and California Privacy Rights Act (CPRA). Other jurisdictions have proposed, and in certain cases enacted, similar laws. We have modified our data protection compliance program in response to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. The potential effects of new or modified privacy laws may be far-reaching and require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such laws that impact the performance and competitiveness of our Pure Platform. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit competitiveness and adoption of our Pure Platform by current and future customers.
In addition, sustainability reporting and disclosure requirements continue to evolve, with increasing global regulation. Companies must develop an expanded set of metrics and measures, data collection and processing, controls, and reporting processes in order to meet regulatory requirements. As global sustainability regulatory requirements evolve, this could lead to disruptions in our product manufacturing, increase our operating costs, and harm our profitability. If we fail, or are seen as failing, to effectively respond to sustainability regulatory requirements, our reputation and brand could be harmed, demand for our offerings could decline, and our profitability could be adversely impacted. Sustainability at Pure Storage includes but is not limited to topics such as environmental, human capital, ethics, date security, and privacy.

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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $72.37, through March 19, 2025. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to $250.0 million authorized in February 2025. The repurchase authorization has no fixed end date. Although our Board of Directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Risk Management and Strategy
We employ a defense-in-layers approach in our cybersecurity program that includes various processes to identify, assess, prioritize, manage, and report on cybersecurity risks that could result in loss or other adverse consequences to Pure Storage. We maintain a variety of channels designed to identify risks, including risks associated with our use of third-party service providers, such as by conducting vulnerability assessments, reviewing audit findings, discussing with key stakeholders, and analyzing security incidents and reports from our employees and others.
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
•Transferring risk through contract or insurance.
•Developing contingency plans to address potential negative outcomes associated with cybersecurity risks if they occur.
Our cybersecurity program is integrated into our broader enterprise risk management framework. For example, certain members of our executive management evaluate material risks from cybersecurity threats against our overall business objectives and report to our Risk Committee of the Board of Directors, which evaluates our overall enterprise risk.
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
As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have materially affected us, our business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect our company in the future and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor entitled “If our security measures, or those maintained on our behalf, are compromised, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, products, communications or data is compromised, limited, or fails, our business could experience a material adverse impact, including without limitation, a material interruption to our operations, harm to our reputation, a loss of customers, significant fines, penalties and liabilities, or breach or triggering of data protection laws, privacy policies or other obligations.”
Governance
Our Board of Directors addresses the company’s cybersecurity risk management as part of its general oversight function. Our Risk Committee is responsible for overseeing the company’s cybersecurity risk management program, including accepting, transferring, or mitigating cybersecurity risks as appropriate. In addition, we have established an Executive Security Council (ESC). The ESC oversees and governs our cybersecurity program.
Our cybersecurity program is implemented and maintained by Pure’s Global Information Security Office (GISO), a team of security professionals responsible for developing and implementing an information security program designed to protect our assets, including data, networks, applications and people, from cyber threats. The GISO includes individuals with expertise in the following areas and who continue to leverage such expertise at the company in the following manners:

•Governance, Risk & Compliance (GRC). Maintaining cybersecurity policies, standards, and processes as well as providing training to our employees on them.
•Security Operations. Monitoring our critical systems and assets to identify and respond to security incidents in a timely manner.
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

The GISO reports to our Risk Committee and ESC on cybersecurity risks. Our Chief Information Security Officer (CISO) meets with the ESC and Risk Committee periodically in an effort to review the company’s cybersecurity risks, the company’s prevention, detection and remediation efforts of cybersecurity incidents (as appropriate), and key cybersecurity performance indicators. We also maintain procedures designed to escalate certain cybersecurity risks and incidents to members of executive management and the board of directors, as appropriate.
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
Item 3. Legal Proceedings.
The information set forth under the “Legal Matters” subheading in Note 7 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock, which we refer to as our “common stock”, trades publicly on the New York Stock Exchange (NYSE) under the ticker symbol “PSTG.”
Holders of Record
As of March 19, 2025, there were 29 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the fourth quarter of fiscal 2025 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
November 4, 2024 - December 1, 2024	$51.69	696	$177,479
December 2, 2024 - December 29, 2024	$62.68	1,212	$101,504
December 30, 2024 - February 2, 2025	$65.56	1,220	$21,529
(1) In February 2024, our Board of Directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. In February 2025, our Board of Directors authorized additional share repurchases of up to $250.0 million of our outstanding common stock. See “Liquidity and Capital Resources—Share Repurchase Program” included under Part II, Item 7 in this Annual Report.
The following table summarizes our shares of restricted common stock that were delivered by certain employees to satisfy tax withholding requirements of equity awards for the fourth quarter of fiscal 2025 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
November 4, 2024 - December 1, 2024	$—	—	$—
December 2, 2024 - December 29, 2024	$62.34	1,040	$64,811
December 30, 2024 - February 2, 2025	$—	—	$—

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index for the five years ended February 2, 2025. The graph assumes that $100 (with reinvestment of all dividends) was invested in our common stock and in each index on February 2, 2020 and assumes the reinvestment of any dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
400
350
300
250
200
150
100
50
0
2/2/2020
1/31/2021
2/6/2022
2/5/2023
2/4/2024
2/2/2025
PSTG
NYSE Composite Index
NYSE Arca Tech Index 100

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Investors should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. See also the section titled “Note Regarding Forward-Looking Statements” in this report. Our fiscal year end is the first Sunday after January 30.
The following discussion of our financial condition and results of operations covers fiscal 2025 and fiscal 2024 items and year-over-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-over-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 4, 2024, that was filed with the SEC on April 1, 2024.
Overview
Data is foundational to our customers, and we are focused on delivering innovative and differentiated data storage solutions and services that enable customers to fully realize the value of their data.
We are a global leader in data management and storage with a mission to redefine the storage experience by simplifying how people manage, consume and interact with data. Our vision of an all-flash data center integrates our foundation of simplicity and reliability with four major market trends that are impacting all organizations large and small: (1) the shift to modernizing today’s data infrastructure with all-flash; (2) the increase of modern cloud-native applications; (3) increasing demand to consume data storage as a service; and (4) increasing demand for data storage to support the acceleration in artificial intelligence adoption while managing rising energy costs.
Our Pure Platform supporting structured and unstructured data, at scale and across any data workloads in on premises, cloud and hosted environments makes it possible for customers to construct their Enterprise Data Clouds. This allows them to serve a variety of data workloads including mission-critical production, test and development, analytics, disaster recovery, backup and restore, artificial intelligence and machine learning with a single consistent, highly automated and agile cloud operating model.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our products and services that comprise our Pure Platform. Our Pure Platform primarily includes our FlashArray and FlashBlade solutions, and our portfolio of Evergreen subscription services offerings. Subscription services also include our professional services offerings such as installation and implementation consulting services.
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
We generally recognize revenue from the fair value of subscription services provided ratably over the contractual service period or on a consumption basis based on the minimum usage commitment as well as usage above the commitment amount and professional services as delivered. We expect our subscription services revenue to increase and continue to grow faster than our product revenue as more customers choose to consume our storage solutions as a service and our existing Evergreen subscription customers renew and expand their offerings.

Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our raw material components, and personnel costs associated with our supply chain operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, adjustments to inventory and purchase commitments based on forecasted demand, product warranty costs, amortization of intangible assets pertaining to developed technology, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
Cost of subscription services revenue primarily consists of personnel costs associated with delivering our subscription and professional services, part replacements, allocated overhead costs, depreciation of infrastructure used to deliver our subscription services, and amortization of capitalized internal-use software. We expect our cost of subscription services revenue to increase in absolute dollars, as our subscription services revenue increases.
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
Research and Development. Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, data center and cloud services costs, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expenses to increase in absolute dollars. Key incremental investments will focus on accelerating density of our direct flash modules, and increasing operational scale of our supply chain partners to support expected production deployment ramp in connection with our hyperscale design win for large production deployments starting in fiscal 2027.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expenses to increase in absolute dollars.
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
Results of Operations
Basis of Presentation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2024 and 2025 were both 52-week years that ended on February 4, 2024 and February 2, 2025, respectively. Unless otherwise stated, all dates refer to our fiscal years.
Year Over Year Comparisons
Revenue

	Fiscal Year Ended		Change
	2024	2025	$	%
(in thousands)
Product revenue	$1,622,869	$1,699,494	$76,625	5%
Subscription services revenue	1,207,752	1,468,670	260,918	22%
Total revenue	$2,830,621	$3,168,164	$337,543	12%
The slight increase in product revenue during fiscal 2025 compared to fiscal 2024 was primarily driven by sales of our FlashBlade//E and FlashArray//E solutions. The increase in subscription services revenue during fiscal 2025 compared to fiscal 2024 was largely driven by renewals of our Evergreen subscription services across our installed base and increased revenue from our Evergreen//One offering.
During fiscal 2025 compared to fiscal 2024, total revenue in the United States grew by 12% from $2.0 billion to $2.2 billion, while total rest of the world revenue grew by 13% from $851.3 million to $960.8 million.
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
The following table sets forth our Subscription ARR for the periods presented:

	At the End of		Year-over-Year Growth
(in thousands)	Fiscal 2024	Fiscal 2025	%
Subscription annual recurring revenue	$1,373,506	$1,657,806	21%
The year-over-year growth in our Subscription ARR at the end of fiscal 2025 was 21% compared to growth of 25% in fiscal 2024. Year-over-year growth in subscription ARR to 21% was impacted by lower Total Contract Value (TCV) sales of Evergreen//One.

Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.6 billion at the end of fiscal 2025, and includes non-cancelable TCV sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Cloud Block Store consumption and subscription based offerings, as well as $41.1 million of non-cancelable product orders. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors.
TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. The year-over-year growth in RPO to 14% at the end of fiscal 2025 compared to 31% at the end of fiscal 2024 was primarily due to lower TCV sales of Evergreen//One. TCV sales of Evergreen//One was impacted by both extended closing timelines for larger Evergreen//One opportunities and increased conversion to a traditional sale of our higher velocity Evergreen//One opportunities.
We expect to recognize approximately 48% of total RPO over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Cost of Revenue and Gross Margin

	Fiscal Year Ended		Change
	2024	2025	$	%
(in thousands)
Product cost of revenue	$462,760	$562,736	$99,976	22%
Product stock-based compensation	9,670	12,611	2,941	30%
Total expenses	$472,430	$575,347	$102,917	22%
% of Product revenue	29%	34%

Subscription services cost of revenue	$311,588	$347,497	$35,909	12%
Subscription services stock-based compensation	25,412	32,611	7,199	28%
Total expenses	$337,000	$380,108	$43,108	13%
% of Subscription services revenue	28%	26%

Total cost of revenue	$809,430	$955,455	$146,025	18%
% of Revenue	29%	30%

Product gross margin	71%	66%
Subscription services gross margin	72%	74%
Total gross margin	71%	70%
The decrease in product gross margin during fiscal 2025 when compared to fiscal 2024 was primarily due to increasing sales of our FlashBlade//E, FlashArray//E, and FlashArray//C solutions as customers’ transition their cost-sensitive workloads from traditional disk solutions to flash. We also experienced higher QLC component costs that were partially offset by lower excess and obsolete charges.

The increase in subscription services gross margin during fiscal 2025 when compared to fiscal 2024 was primarily driven by (i) lower depreciation expense from increasing the estimated useful lives of assets supporting our Evergreen//One offering during the third quarter of fiscal 2025 and (ii) continued optimization and increased efficiencies in our technical services operations, combined with cost benefits from automating our service logistics workflows that support delivery of our Evergreen subscription services to our installed base. Our Evergreen//One offering, supported by our own infrastructure, demonstrate a longer estimated life as a result of deriving benefits from our technology and Evergreen support. These lower costs were partially offset by additional stock-based compensation resulting from a modification of our fiscal 2024 performance restricted stock units (PRSUs).
Operating Expenses
Stock-based compensation expense in fiscal 2025 included $36.6 million relating to a modification of our fiscal 2024 PRSUs that was recognized in the first quarter of fiscal 2025, contributing to higher stock-based compensation expense when compared to fiscal 2024. Refer to Note 11 of Part II, Item 8 of this Annual Report on Form 10-K for further information.
In addition, operating expenses during fiscal 2025 were positively impacted as a result of the workforce alignment that we initiated in the fourth quarter of fiscal 2024.
Research and Development

	Fiscal Year Ended		Change
	2024	2025	$	%

(in thousands)
Research and development	$569,470	$603,347	$33,877	6%
Stock-based compensation	167,294	201,058	33,764	20%
Total expenses	$736,764	$804,405	$67,641	9%
% of Total revenue	26%	25%
The increase in research and development expense during fiscal 2025 compared to fiscal 2024 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, and, to a lesser extent, an increase in outside services costs, and higher data center and cloud services costs.
Sales and Marketing

	Fiscal Year Ended		Change
	2024	2025	$	%

(in thousands)
Sales and marketing	$870,275	$924,559	$54,284	6%
Stock-based compensation	74,746	96,355	21,609	29%
Total expenses	$945,021	$1,020,914	$75,893	8%
% of Total revenue	33%	32%
The increase in sales and marketing expense during fiscal 2025 compared to fiscal 2024 was primarily due to an increase in employee compensation and related costs, including stock-based compensation and, to a lesser extent, higher travel costs.

General and Administrative

	Fiscal Year Ended		Change
	2024	2025	$	%

(in thousands)
General and administrative	$197,938	$207,560	$9,622	5%
Stock-based compensation	54,305	78,671	24,366	45%
Total expenses	$252,243	$286,231	$33,988	13%
% of Total revenue	9%	9%
The increase in general and administrative expense during fiscal 2025 compared to fiscal 2024 was primarily due to higher stock-based compensation.
Restructuring and Impairment

	Fiscal Year Ended		Change
	2024	2025	$

(in thousands)
Restructuring and impairment	$33,612	$15,901	$(17,711)
% of Total revenue	1%	1%
During fiscal 2025, we recognized $15.9 million of restructuring and impairment costs. We recognized $9.5 million of incremental restructuring costs primarily related to one-time severance and other termination benefits associated with the workforce realignment plan discussed below. We also recognized $6.4 million in incremental abandonment and impairment charges related to certain leases associated with our former corporate headquarters. The incremental impairment charge was due to a revision to the underlying sublease assumptions during fiscal 2025.
During fiscal 2024, we recognized $33.6 million of restructuring and impairment costs related to severance and other termination benefits associated with a workforce realignment that was initiated in the fourth quarter of fiscal 2024, and the cease use of our former headquarters during the second quarter of fiscal 2024.
Other Income (Expense), Net

	Fiscal Year Ended		Change
	2024	2025	$

(in thousands)
Other income (expense), net	$37,035	$62,576	$25,541

The increase in other income (expense), net during fiscal 2025 compared to fiscal 2024 was primarily due to an increase in interest income from a larger balance in cash, cash equivalents and marketable securities and a higher interest rate environment, partially offset by higher net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies.

Provision for Income Taxes

	Fiscal Year Ended		Change
	2024	2025	$	%

(in thousands)
Provision for income taxes	$29,275	$41,095	$11,820	40%
The increase in provision for income taxes during fiscal 2025 compared to fiscal 2024 was primarily due to an increase in profits generated in our foreign jurisdictions.

Liquidity and Capital Resources
At the end of fiscal 2025, we had cash, cash equivalents and marketable securities of $1.5 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts including investments to scale operations in support of our recent hyperscale design win with Meta, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, the timing of renewal and/or repayment of borrowings under the revolving credit facility, and cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. We may enter into equipment financing arrangements and seek additional equity or debt financing in the future.
Purchase Obligations and Lease Commitments
At the end of fiscal 2025, we had non-cancelable contractual purchase obligations of $540.1 million, of which $385.9 million is short-term. These purchase obligations primarily includes non-cancelable inventory purchase commitments with contract manufacturers and suppliers, software service contracts, and hosting arrangements.
At the end of fiscal 2025, aggregate future minimum lease payments under non-cancelable operating leases and finance leases were $219.2 million, of which $55.8 million is short-term. Non-cancelable operating leases include leases that have been executed, but not yet commenced. We lease office and data center facilities under operating leases expiring through July 2032 and lease certain engineering test equipment under finance leases.
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
The outstanding balance of $100.0 million at the end of fiscal 2025 bore weighted-average interest at an annual rate of approximately 6.59% based on a one-month term SOFR period resulting in interest expense of $6.6 million during fiscal 2025.
Loans under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a consolidated leverage ratio not to exceed 4.5:1 and an interest coverage ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2025.
Letters of Credit
At the end of fiscal 2024 and 2025, we had outstanding letters of credit in the aggregate amount of $7.7 million and $7.2 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.

Share Repurchase Program and Shares Withheld to Cover Taxes
In February 2024, our Board of Directors authorized a $250.0 million increase to repurchase shares of our common stock under our share repurchase program, of which $21.5 million remained available at the end of fiscal 2025. In February 2025, our Board of Directors authorized an additional $250.0 million to repurchase shares of our common stock, increasing the total remaining authorization amount to $271.5 million. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During fiscal 2025, we repurchased and retired 6.7 million shares of common stock at an average purchase price of $55.57 per share for an aggregate repurchase price of $373.8 million.
In June 2024, we extended the net-share settlement of equity awards to the majority of our employees by withholding shares upon vesting to satisfy tax withholding obligations whereas previously, shares were sold to cover such tax withholding obligations. This change resulted in the withholding of approximately 3.5 million shares to cover $208.8 million in tax withholding obligations during fiscal 2025 compared to 0.9 million shares to cover $30.0 million in tax withholding obligations during fiscal 2024.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	2024	2025
Net cash provided by operating activities	$677,722	$753,098
Net cash provided by (used in) investing activities	$3,246	$(217,700)
Net cash used in financing activities	$(560,235)	$(509,779)
Operating Activities
Cash provided by operating activities consists of net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation and depreciation and amortization. The year-over-year increase in net cash provided by operating activities was primarily driven by higher net income of $132.0 million, when excluding non-cash items, partially offset by a decrease of $56.1 million from changes in operating assets and liabilities. The decrease from changes in operating assets and liabilities were primarily impacted by prepayments for certain software license and subscription services, partially offset by lower deferred commissions and accounts receivable due to timing of collections.
Our primary source of cash from operating activities during fiscal 2024 and 2025 were from cash collections from billings for sales of our product and subscription services.
Our primary uses of cash from operating activities during fiscal 2024 and 2025 were payments to our contract manufacturers, payments for employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during fiscal 2025 was driven by $226.7 million in capital expenditures and the purchase of a strategic investment. Key capital expenditures included investments for: (a) testing new products and services, including for our recent design win with Meta; (b) accelerating density of our direct flash modules; and (c) developing our Pure Fusion v2 solution. Cash outflows were partially offset by maturities and net sales of marketable securities of $41.4 million.
Net cash provided by investing activities during fiscal 2024 was driven by maturities and net sales of marketable securities of $193.4 million, partially offset by capital expenditures of $195.2 million relating to test equipment for new product innovation, and equipment supporting our growing Evergreen//One offering, as well as the construction of our headquarters facility.

Financing Activities
Net cash used in financing activities during fiscal 2025 was primarily driven by cash outflows related to share repurchases of $374.0 million, and tax withholding remittances on vesting of equity awards of $206.6 million, partially offset by issuance of common stock under our employee stock purchase plan (ESPP) of $51.7 million, and exercise of stock options of $27.2 million. The year-over-year increase in tax withholding remittances on vested equity awards was due to extending the net-share settlement of equity awards to satisfy tax withholding obligations to the majority of our employees in June 2024 whereas previously, shares were sold to cover such tax withholding obligations.
Net cash used in financing activities during fiscal 2024 was primarily driven by cash outflows related to the repayment of the principal amount of the Convertible Senior Notes of approximately $575.0 million, share repurchases of $135.8 million, and tax withholding remittances on vested equity awards of $30.0 million, partially offset by proceeds from borrowing under the Credit Facility of $100.0 million, issuance of common stock under our ESPP of $45.1 million, and exercise of stock options of $39.8 million.
Off-Balance Sheet Arrangements
Through the end of fiscal 2025, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
We believe the accounting policy below has the most significant impact on our consolidated financial statements and require management’s most difficult, subjective, or complex judgments.
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
Recent Accounting Pronouncements
Refer to Note 2 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of fiscal 2024 and 2025, we had cash, cash equivalents and marketable securities of $1.5 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $8.8 million as of the end of fiscal 2025.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of fiscal 2025 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $9.0 million at the end of fiscal 2025.

Item 8. Financial Statements and Supplementary Data.
PURE STORAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pure Storage, Inc. and subsidiaries (the “Company”) as of February 4, 2024 and February 2, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended February 2, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 4, 2024 and February 2, 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2025 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•We tested the effectiveness of controls over the Company’s methodology and determination of standalone selling price.
•We evaluated the appropriateness of the Company’s methodology used to determine standalone selling price by comparing to historical analysis completed by the Company, internal forecasts, practices observed in the industry, and other significant assumptions.
•We tested the underlying data that served as the basis for the Company’s analysis and the mathematical accuracy of such analysis and verified the consistent application of the methodology of establishing standalone selling price.
•We evaluated the reasonableness of the Company’s overall conclusion of standalone selling price.
•We tested the allocation of the transaction price among performance obligations based on relative standalone selling price.

/s/ Deloitte & Touche LLP
San Jose, California
March 26, 2025

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pure Storage, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pure Storage, Inc. and subsidiaries (the “Company”) as of February 2, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 2, 2025, of the Company and our report dated March 26, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Jose, California
March 26, 2025

PURE STORAGE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	At the End of Fiscal
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$702,536	$723,583
Marketable securities	828,557	798,237
Accounts receivable, net of allowance of $1,060 and $940	662,179	680,862
Inventory	42,663	42,810
Deferred commissions, current	88,712	99,286
Prepaid expenses and other current assets	173,407	222,501
Total current assets	2,498,054	2,567,279
Property and equipment, net	352,604	461,731
Operating lease right-of-use assets	129,942	146,655
Deferred commissions, non-current	215,620	229,334
Intangible assets, net	33,012	19,074
Goodwill	361,427	361,427
Restricted cash	9,595	12,553
Other assets, non-current	55,506	165,889
Total assets	$3,655,760	$3,963,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,757	$112,385
Accrued compensation and benefits	250,257	230,040
Accrued expenses and other liabilities	135,755	156,791
Operating lease liabilities, current	44,668	43,489
Deferred revenue, current	852,247	953,836
Debt, current	—	100,000
Total current liabilities	1,365,684	1,596,541
Long-term debt	100,000	—
Operating lease liabilities, non-current	123,201	137,277
Deferred revenue, non-current	742,275	841,467
Other liabilities, non-current	54,506	82,182
Total liabilities	2,385,666	2,657,467
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 319,523 and 326,102 Class A shares issued and outstanding	32	33
Additional paid-in capital	2,749,595	2,674,500
Accumulated other comprehensive income (loss)	(3,782)	954
Accumulated deficit	(1,475,751)	(1,369,012)
Total stockholders’ equity	1,270,094	1,306,475
Total liabilities and stockholders’ equity	$3,655,760	$3,963,942

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	2023	2024	2025

Revenue:
Product	$1,792,153	$1,622,869	$1,699,494
Subscription services	961,281	1,207,752	1,468,670
Total revenue	2,753,434	2,830,621	3,168,164
Cost of revenue:
Product	569,793	472,430	575,347
Subscription services	285,995	337,000	380,108
Total cost of revenue	855,788	809,430	955,455
Gross profit	1,897,646	2,021,191	2,212,709
Operating expenses:
Research and development	692,528	736,764	804,405
Sales and marketing	883,609	945,021	1,020,914
General and administrative	237,996	252,243	286,231
Restructuring and impairment	—	33,612	15,901
Total operating expenses	1,814,133	1,967,640	2,127,451
Income from operations	83,513	53,551	85,258
Other income (expense), net	8,295	37,035	62,576
Income before provision for income taxes	91,808	90,586	147,834
Provision for income taxes	18,737	29,275	41,095
Net income	$73,071	$61,311	$106,739
Net income per share attributable to common stockholders, basic	$0.24	$0.20	$0.33
Net income per share attributable to common stockholders, diluted	$0.23	$0.19	$0.31
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	299,478	311,831	325,774
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	339,184	332,568	342,704

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	2023	2024	2025

Net income	$73,071	$61,311	$106,739
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	(7,108)	12,026	5,081
Reclassification adjustment for net gains on available-for-sale securities included in net income	(31)	(304)	(345)
Change in unrealized net gains (losses) on available-for-sale securities	(7,139)	11,722	4,736
Comprehensive income	$65,932	$73,033	$111,475

See the accompanying notes to consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2022	292,633	$29	$2,470,943	$(8,365)	$(1,708,271)	$754,336
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(133,265)	—	98,138	(35,127)
Issuance of common stock upon exercise of stock options	2,988	—	25,073	—	—	25,073
Stock-based compensation expense	—	—	329,723	—	—	329,723
Vesting of restricted stock units	13,916	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(643)	—	(19,601)	—	—	(19,601)
Common stock issued under employee stock purchase plan	3,014	—	39,965	—	—	39,965
Repurchases of common stock	(7,832)	—	(219,068)	—	—	(219,068)
Other comprehensive loss	—	—	—	(7,139)	—	(7,139)
Net income	—	—	—	—	73,071	73,071
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	4,770	—	39,734	—	—	39,734
Stock-based compensation expense	—	—	337,146	—	—	337,146
Vesting of restricted stock units	14,038	2	(2)	—	—	—
Tax withholding on vesting of equity awards	(909)	—	(29,984)	—	—	(29,984)
Common stock issued under employee stock purchase plan	2,233	—	45,089	—	—	45,089
Repurchases of common stock	(4,686)	—	(135,801)	—	—	(135,801)
Issuance of common stock upon conversion of convertible senior notes	1	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	11,722	—	11,722
Net income	—	—	—	—	61,311	61,311
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094
Issuance of common stock upon exercise of stock options	2,067	—	26,905	—	—	26,905
Stock-based compensation expense	—	—	429,075	—	—	429,075
Vesting of restricted stock units	12,370	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(3,518)	—	(208,833)	—	—	(208,833)
Common stock issued under employee stock purchase plan	2,388	—	51,736	—	—	51,736
Repurchases of common stock	(6,728)	—	(373,977)	—	—	(373,977)
Other comprehensive income	—	—	—	4,736	—	4,736
Net income	—	—	—	—	106,739	106,739
Balance at the end of fiscal 2025	326,102	$33	$2,674,500	$954	$(1,369,012)	$1,306,475

See the accompanying notes to the consolidated financial statements.

PURE STORAGE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	2023	2024	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,071	$61,311	$106,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,432	124,416	126,654
Stock-based compensation expense	327,617	331,427	421,306
Noncash portion of lease impairment and abandonment	—	16,766	4,630
Other	7,355	1,559	8,168
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(70,724)	(49,687)	(18,640)
Inventory	(10,619)	6,810	(1,039)
Deferred commissions	451	(58,476)	(24,289)
Prepaid expenses and other assets	(31,580)	(25,669)	(121,657)
Operating lease right-of-use assets	33,813	35,499	34,162
Accounts payable	(7,075)	13,468	30,439
Accrued compensation and other liabilities	72,084	43,317	30,261
Operating lease liabilities	(33,359)	(31,891)	(43,917)
Deferred revenue	305,768	208,872	200,781
Net cash provided by operating activities	767,234	677,722	753,598
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(158,139)	(195,161)	(226,727)
Purchases of strategic investments	—	—	(31,080)
Purchases of marketable securities	(501,435)	(471,501)	(471,747)
Sales of marketable securities	6,155	59,053	100,975
Maturities of marketable securities	433,995	605,855	412,129
Other	(1,989)	5,000	(1,750)
Net cash provided by (used in) investing activities	(221,413)	3,246	(218,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	24,778	39,770	27,167
Proceeds from issuance of common stock under employee stock purchase plan	39,965	45,089	51,736
Proceeds from borrowings	—	106,890	—
Principal payments on borrowings and finance lease obligations	(257,240)	(586,199)	(8,118)
Tax withholding on equity awards	(19,601)	(29,984)	(206,587)
Repurchases of common stock	(219,068)	(135,801)	(373,977)
Net cash used in financing activities	(431,166)	(560,235)	(509,779)
Net increase in cash, cash equivalents and restricted cash	114,655	120,733	25,619
Cash, cash equivalents and restricted cash, beginning of year	476,743	591,398	712,131
Cash, cash equivalents and restricted cash, end of year	$591,398	$712,131	$737,750
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR
Cash and cash equivalents	$580,854	$702,536	$723,583
Restricted cash	10,544	9,595	14,167
Cash, cash equivalents and restricted cash, end of year	$591,398	$712,131	$737,750
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,185	$5,834	$7,181
Cash paid for income taxes	$14,391	$28,667	$38,082
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$14,902	$15,709	$16,205

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2023, 2024, and 2025 were 52-week years that ended on February 5, 2023, February 4, 2024 and February 2, 2025, respectively. Unless otherwise stated, all dates refer to our fiscal years.
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations when the price at which the performance obligation sold separately or observable past transactions are not available, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, fair value for certain stock-based awards, provision for income taxes including related reserves, fair value of leases and impairment of related right-of-use (ROU) assets. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. At the end of fiscal 2024 and 2025, the majority of our cash and cash equivalents are primarily invested with two global financial institutions and our deposits exceed federally insured limits. These two global financial institutions were identified by the Financial Stability Board in 2024 as being global systemically important banks and are allocated to buckets 3 or higher. Our investments are intended to facilitate liquidity and capital preservation and consist predominantly of highly-rated fixed income securities. Our investment policy also requires diversification of investment type and credit exposures, and includes certain limits on portfolio duration. Management believes that the financial institutions that hold our cash, cash equivalents and marketable securities are financially sound and, accordingly, are subject to minimal credit risk.

We define a customer as an entity that purchases our products and services from one of our channel partners or from us directly. A substantial amount of our revenue and accounts receivable are derived from the United States across a multitude of industries. We perform ongoing evaluations to determine partner and customer credit.
No customer or channel partner represented more than 10 percent of revenue for fiscal 2023 and 2025. One customer represented more than 10 percent of total accounts receivable at the end of fiscal 2024 and 2025 and more than 10 percent of revenue for fiscal 2024.
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
Marketable Securities
We classify our marketable securities as available-for-sale (AFS) at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. We carry these securities at estimated fair value and record unrealized gains and losses in accumulated other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We evaluate our AFS debt securities with an unamortized cost basis in excess of estimated fair value to determine what amount of that difference, if any, is caused by expected credit losses. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recognized as a charge to other income (expense), net, in the consolidated statements of operations. Any remaining impairment is included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Realized gains and losses from the sale of marketable securities are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
Strategic Investments
Our strategic investments consist primarily of equity investments in privately-held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. These investments are recorded at cost using the fair value measurement alternative and are adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment events. Additionally, we assess these investments quarterly for impairment. Adjustments and impairments, if any, are recorded in other income (expense), net on the consolidated statements of operations.
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
Our obligation with respect to the NQDC trust is recorded in other liabilities, non-current on the consolidated balance sheets. Increases or decreases in the fair value of the NQDC trust liability are recognized as compensation expense in the consolidated statements of operations. There is no net impact to our net income from the fair value adjustments as changes in the fair value of the investment accounts held in the NQDC trust and the NQDC trust liability offset.

Fair Value of Financial Instruments
The carrying value of our financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt, approximates fair value.
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
Changes to the allowance for doubtful accounts balance during fiscal 2023, 2024 and 2025 were not material.
Restricted Cash
Restricted cash is associated with our letters of credit for leases and certain employee-related benefits. At the end of fiscal 2024 and 2025, we had restricted cash of $9.6 million and $14.2 million. Our restricted cash balance at the end of fiscal 2025 includes $1.6 million in prepaid expenses and other current assets on our consolidated balance sheets.
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
In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. The liabilities for these purchase commitments amounted to $23.6 million and $13.6 million at the end of fiscal 2024 and 2025 and are reported in accrued expenses and other liabilities on the consolidated balance sheets.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets (test and infrastructure equipment—5 to 7 years, computer equipment and software—4 to 7 years, furniture and fixtures—7 years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service.
In accordance with our accounting practices, we review the estimated useful lives of our property and equipment on an ongoing basis. In the third quarter of fiscal 2025, management determined that the estimated useful lives of our test and infrastructure equipment and assets supporting our Evergreen//One offerings should be revised from 4 years to a range of 5 to 7 years. The change in estimated useful lives was recognized on a prospective basis effective at the beginning of the third quarter of fiscal 2025. The effect of this change in estimate resulted in an aggregate reduction to depreciation expense and corresponding increase in net income of $20.1 million, or $0.06 per basic and diluted share, during fiscal 2025.

Goodwill
Goodwill represents the excess of the purchase price consideration over the estimated fair value of the tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter of our fiscal year as a single reporting unit, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We may elect to qualitatively assess whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If we opt not to qualitatively assess, a quantitative goodwill impairment test is performed. The quantitative test compares our reporting unit’s carrying amount, including goodwill, to its fair value calculated based on our enterprise value. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess.
Purchased Intangible Assets
Purchased intangible assets with finite lives are stated at cost, net of accumulated amortization. We amortize our intangible assets on a straight-line basis over an estimated useful life of three to seven years.
Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment, finite-lived intangible assets and ROU assets associated with leased facilities, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds its fair value.
Deferred Commissions
Deferred commissions consist of variable sales costs paid to our sales force to obtain customer contracts. Deferred commissions related to product revenue are recognized upon transfer of control to customers. As the deferred commissions paid for initial contracts are not commensurate with the amounts paid for renewal contracts, such amounts are amortized over an expected benefit period of six years. We determine the expected benefit period by evaluating our technology development life cycle, expected customer relationship period and other factors. Deferred commissions paid for renewal contracts are amortized over the related contractual period. We classify deferred commissions as current and non-current in our consolidated balance sheets based on the timing of when we expect to recognize the expense. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.
Lessee Leases
We assess whether an arrangement contains a lease at inception and, if so, we evaluate the classification of the lease as operating or finance. Lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in our operating and finance leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. The lease ROU asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives. We account for the lease and non-lease components of operating and finance lease contract consideration as a single lease component.

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
Our finance leases contain a purchase option at the end of the lease term that we are reasonably certain to exercise. As such, we include the purchase option in the measurement of the finance lease liability and utilize the useful life of the underlying assets as the period to amortize the finance lease ROU assets over on a straight-line basis. We record interest expense for finance lease liabilities based on the incremental borrowing rate. Assets recognized are included in property and equipment, net, and the short and long-term lease liabilities are included in accrued expenses and other liabilities, non-current, in the consolidated balance sheets.
Lessor Lease
We will at times lease our data storage solutions and subscription services. Total net consideration is allocated to each component based on relative standalone selling price. The amounts allocated to the lease and non-lease components are accounted for in accordance with ASC 842 and ASC 606, respectively.
For sales-type leases, we recognize the selling profit or loss upfront and a lease receivable equal to the present value of the future lease payments is included in prepaid expenses and other current assets and other assets, non-current in our consolidated balance sheets. The future lease payments are discounted using the interest rate implicit in the lease or our incremental borrowing rate if the implicit interest rate cannot be reasonably determined. Lease income associated with sales-type leases are classified as product revenue on our consolidated statements of operations.
For operating leases, we recognize the lease income over the lease term as subscription services revenue on our consolidated statements of operations.
Revenue associated with non-lease components are classified as subscription services revenue on our consolidated statements of operations.
Initial direct costs are incremental costs directly related to negotiating and executing the lease are allocated to the lease and non-lease components based on relative standalone selling price. Initial direct costs allocated to sales-type leases are expensed immediately and included in the selling profit or loss while initial direct costs allocated to operating leases are deferred and amortized on a straight line basis over the lease term as an operating expense.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue and performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.

Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes the sale of integrated storage hardware and embedded licensed operating system software and (2) subscription services revenue which includes primarily our portfolio of Evergreen offerings. Subscription services revenue also include our professional services offerings such as installation and implementation consulting services.
We typically recognize product revenue upon transfer of control to our customers and the satisfaction of our performance obligations. For Evergreen//Flex, product revenue is recognized upon the commencement of the underlying subscription services. Products are typically shipped directly by us to customers.
We recognize subscription services revenue from Evergreen//Forever and Evergreen//Flex ratably over the contractual term, which generally ranges from one to six years. The majority of our product solutions are sold with either a Evergreen//Forever or Evergreen//Flex subscription service agreement, which begins upon either transfer of control of the corresponding products or commencement of the subscription services to our customers. In addition, the subscription service agreement provides our customers with a new controller based upon certain contractual terms. The controller refresh represents a separate performance obligation that is included within the subscription service agreement and the allocated revenue is recognized upon shipment of the controller. Costs associated with Evergreen//Forever and Evergreen//Flex subscription services are expensed when incurred.
Our Evergreen//Forever and Evergreen//Flex subscription services also include the right to receive unspecified software updates and upgrades on a when-and-if-available basis, software bug fixes, replacement parts and other services related to the underlying infrastructure, as well as access to our cloud-based management and support platform.
For Evergreen//One, subscription services revenue is recognized over the contractual term on a consumption basis, beginning on the commencement date of the underlying subscription services to our customers. Our Evergreen//One subscription services agreement generally includes a minimum usage commitment amount as well as fees for usage in excess of such amount.
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
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
When applying this five-step approach, we apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience and/or published credit and financial information pertaining to the customer. To the extent a customer contract includes multiple promised goods or services, we determine whether promised goods or services should be accounted for as a separate performance obligation. The transaction price is determined based on the consideration which we will be entitled to in exchange for transferring goods or services to the customer. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (SSP). The SSP is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to performance obligations.

Warranty
We generally provide a three-year warranty on hardware and a 90-day warranty on our software embedded in the hardware that commences upon shipment. Our hardware warranty provides for parts replacement for defective components and our software warranty provides for bug fixes. Our Evergreen subscription agreement provides for the same parts replacement that customers are entitled to under our warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to our customers’ critical business applications. Substantially all customers purchase Evergreen subscription agreements. We will establish a warranty reserve for specifically identified products if and when we determine we have systemic product failure. Our estimate for future estimated costs related to warranty activities is based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty reserves at the end of fiscal 2024 and 2025 were not material.
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
Software development costs are capitalized to property, plant and equipment and amortized using the straight-line method over an estimated useful life of four years. Software development costs capitalized to property and equipment were $20.7 million and $29.4 million for fiscal 2024 and 2025. Amortization expense for software development costs was $2.2 million, $3.5 million and $4.1 million during fiscal 2023, 2024 and 2025.
Software implementation costs are capitalized to either prepaid and other current assets or other assets, non-current in our consolidated balance sheets and amortized over the terms of the associated hosting arrangements. Software implementation costs capitalized were $4.3 million and $0.6 million for fiscal 2024 and 2025. Amortization expense for software implementation costs was $1.5 million, $2.4 million and $4.0 million during fiscal 2023, 2024 and 2025.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $11.1 million, $11.3 million and $6.2 million for fiscal 2023, 2024 and 2025.
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

Recently Adopted Accounting Pronouncement
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. We adopted this standard for our annual period beginning fiscal year 2025 on a retrospective basis to all periods presented. The adoption of this standard did not result in a significant change to our consolidated financial statement disclosures. Refer to Note 15—Segment Information and Geographic Areas for further information.
Recent Accounting Pronouncement Not Yet Adopted
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

The following tables summarize our cash equivalents, marketable securities and restricted cash by significant investment categories and their classification within the fair value hierarchy at the end of fiscal 2024 and 2025 (in thousands):

	At the End of Fiscal 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$32,422	$22,827	$—	$9,595
Level 2
U.S. government treasury notes	340,168	584	(1,374)	339,378	1,834	337,544	—
U.S. government agencies	4,397	2	—	4,399	—	4,399	—
Corporate debt securities	419,051	1,163	(2,262)	417,952	—	417,952	—
Foreign government bonds	1,290	6	(16)	1,280	—	1,280	—
Asset-backed securities	65,947	279	(316)	65,910	—	65,910	—
Municipal bonds	1,510	—	(38)	1,472	—	1,472	—
Total	$832,363	$2,034	$(4,006)	$862,813	$24,661	$828,557	$9,595

	At the End of Fiscal 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$264,067	$258,750	$—	$5,317
Level 2
U.S. government treasury notes	360,578	735	(146)	361,167	27,663	333,504	—
U.S. government agencies	1,400	—	—	1,400	—	1,400	—
Corporate debt securities	395,532	1,903	(55)	397,380	—	397,380	—
Foreign government bonds	700	3	—	703	—	703	—
Asset-backed securities	64,926	331	(7)	65,250	—	65,250	—
Total	$823,136	$2,972	$(208)	$1,089,967	$286,413	$798,237	$5,317

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of Fiscal 2025
	Amortized Cost	Fair Value
Due within one year	$291,418	$291,868
Due in one to five years	503,190	505,502
Due in five to ten years	865	867
Total	$795,473	$798,237
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in fiscal 2023, 2024, and 2025. The following table presents the fair values and gross unrealized losses for those investments that were in a continuous unrealized loss position at the end of fiscal 2024 and 2025, aggregated by investment category (in thousands):

	At the End of Fiscal 2024
	12 Months or less		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$166,565	$(725)	$47,842	$(649)	$214,407	$(1,374)
Corporate debt securities	116,247	(260)	104,810	(2,002)	221,057	(2,262)
Foreign government bonds	—	—	573	(16)	573	(16)
Asset-backed securities	12,029	(34)	13,800	(282)	25,829	(316)
Municipal bonds	—	—	1,472	(38)	1,472	(38)
Total	$294,841	$(1,019)	$168,497	$(2,987)	$463,338	$(4,006)

	At the End of Fiscal 2025
	12 Months or less		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$99,397	$(146)	$—	$—	$99,397	$(146)
Corporate debt securities	33,619	(55)	1,998	—	35,617	(55)
Asset-backed securities	10,702	(7)	30	—	10,732	(7)
Total	$143,718	$(208)	$2,028	$—	$145,746	$(208)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies, which do not have a readily determinable fair value. We deem our strategic investments as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. At the end of fiscal 2024 and 2025, the carrying amount of our strategic investments was $5.0 million and $36.7 million that is included in other assets, non-current in our consolidated balance sheets. Adjustments made under the fair value measurement alternative were either none or not material during fiscal 2023, 2024 and 2025.

Other Financial Instruments
The investments held in our NQDC trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $3.2 million and $8.4 million at the end of fiscal 2024 and 2025.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of Fiscal
	2024	2025
Raw materials	$19,317	$9,616
Finished goods	23,346	33,194
Inventory	$42,663	$42,810
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of Fiscal
	2024	2025
Test and infrastructure equipment (1)	$371,269	$457,033
Computer equipment and software	319,636	393,623
Furniture and fixtures	12,547	13,948
Leasehold improvements	92,926	102,002
Capitalized software development costs	36,474	65,824
Total property and equipment	832,852	1,032,430
Less: accumulated depreciation and amortization	(480,248)	(570,699)
Property and equipment, net	$352,604	$461,731
_________________________________
(1) Includes finance lease right-of-use assets. Refer to Note 8.
Depreciation and amortization expense related to property and equipment was $87.0 million, $112.6 million and $114.5 million for fiscal 2023, 2024 and 2025, respectively.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of Fiscal
	2024			2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$19,125	$(16,107)	$3,018	$20,875	$(17,652)	$3,223
Developed technology	83,211	(56,589)	26,622	83,211	(69,812)	13,399
Customer relationships	6,459	(3,087)	3,372	6,459	(4,007)	2,452
Intangible assets, net	$108,795	$(75,783)	$33,012	$110,545	$(91,471)	$19,074
Intangible assets amortization expense was $16.5 million, $16.2 million and $15.7 million for fiscal 2023, 2024 and 2025, respectively. At the end of fiscal 2025, the weighted-average remaining amortization period was 0.9 year for technology patents, 1.0 year for developed technology, and 2.7 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the consolidated statements of operations.

At the end of fiscal 2025, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Future Expected Amortization Expense
2026	$13,267
2027	3,543
2028	1,498
2029	604
2030	162
Total	$19,074
Goodwill
Goodwill was $361.4 million at the end of fiscal 2024 and 2025. There were no impairments to goodwill during fiscal 2023, 2024 and 2025.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of Fiscal
	2024	2025
Taxes payable	$13,097	$16,176
Accrued marketing	18,438	26,619
Engineering-related accruals (1)	5,973	12,802
Supply chain-related accruals (2)	25,962	19,927
Accrued service logistics and professional services	9,636	10,286
Finance lease liabilities, current	4,204	387
Customer deposits from contracts with customers	23,534	31,143
Other accrued liabilities	34,911	39,451
Total accrued expenses and other liabilities	$135,755	$156,791
_________________________________
(1) Primarily consists of subscription cloud services and outside services costs.
(2) Primarily consists of accruals related to our inventory and inventory purchase commitments with our contract manufacturers.
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2024	2025
Beginning balance	$245,856	$304,332
Additions	218,611	183,849
Recognition of deferred commissions	(160,135)	(159,561)
Ending balance	$304,332	$328,620
During fiscal 2023, 2024 and 2025, we recognized sales commission expenses of $170.0 million, $172.7 million, and $179.7 million, respectively. Of the $328.6 million total deferred commissions balance at the end of fiscal 2025, we expect to recognize approximately 30% as sales commission expense over the next 12 months and the remainder thereafter.

There was no impairment related to capitalized commissions during fiscal 2023, 2024 or 2025.
Deferred Revenue
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2024	2025
Beginning balance	$1,385,650	$1,594,522
Additions	1,402,271	1,616,920
Recognition of deferred revenue	(1,193,399)	(1,416,139)
Ending balance	$1,594,522	$1,795,303
During fiscal 2024 and 2025, we recognized approximately $721.0 million and $852.2 million, respectively, in revenue pertaining to deferred revenue as of the beginning of each period.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.6 billion at the end of fiscal 2025. Total RPO includes $41.1 million in remaining non-cancelable product orders, of which $25.4 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.6 billion RPO at the end of fiscal 2025, we expect to recognize approximately 48% over the next 12 months, and the remainder thereafter.
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
We had $100.0 million outstanding under the Credit Facility at the end of fiscal 2024 and 2025. The outstanding borrowings bore weighted-average interest at an annual rate of approximately 1.61%, 6.73%, and 6.59% based on a one-month term LIBOR (or SOFR) period resulting in interest expense of $0.3 million, $5.5 million and $6.6 million during fiscal 2023, 2024 and 2025.
Borrowings under the Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a consolidated leverage ratio not to exceed 4.5:1 and an interest coverage ratio not to be less than 3:1. We were in compliance with all covenants under the Credit Facility at the end of fiscal 2025.
Convertible Senior Notes
In April 2023, we repaid the entire $575.0 million principal balance of our 0.125% convertible senior, unsecured notes (the Notes) that were issued in a private placement to qualified institutional buyers in April 2018.

Note 7. Commitments and Contingencies
Leases
At the end of fiscal 2025, we had various non-cancelable operating and finance lease commitments for office and data center facilities. Refer to Note 8—Leases for additional information regarding lease commitments.
Contractual Purchase Obligations
At the end of fiscal 2025, we had $540.1 million of non-cancelable contractual purchase obligations primarily related to inventory purchase commitments, software service contracts, and hosting arrangements. In order to manage future demand for our products, we enter into agreements with manufacturers and suppliers to procure inventory based upon our demand forecasts.
Letters of Credit
At the end of fiscal 2024 and 2025, we had outstanding letters of credit in the aggregate amount of $7.7 million and $7.2 million in connection with our facility leases. The letters of credit are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded in our consolidated balance sheet as of the end of fiscal 2025.
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
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters that resulted in certain impairment and abandonment charges during fiscal 2024 and 2025. Refer to Note 9—Restructuring and Impairment for further information.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three years and contain a bargain purchase option that we have exercised or expect to exercise at the end of the respective lease terms.

The components of lease costs were as follows (in thousands):

	Fiscal Year Ended
	2023	2024	2025
Fixed operating lease cost	$47,533	$48,158	$48,392

Variable lease cost (1)	8,521	10,840	13,789
Short-term lease cost (12 months or less)	3,787	4,284	4,073

Finance lease cost:
Amortization of finance lease right-of-use assets	3,028	4,400	3,510
Interest on finance lease liabilities	330	406	144
Total finance lease cost	$3,358	$4,806	$3,654

Total lease cost	$63,199	$68,088	$69,908
_________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
Supplemental information related to leases is as follows (in thousands):

	At the End of Fiscal
	2024	2025
Operating leases:
Weighted-average remaining lease term (in years)	5.0	4.9
Weighted-average discount rate	7.1%	7.4%

Finance leases:
Finance lease right-of-use assets, net (1)	$9,784	$5,555

Finance lease liabilities, current (2)	$4,204	$387
Finance lease liabilities, non-current (3)	180	—
Total finance lease liabilities	$4,384	$387
Weighted-average remaining lease term (in years)	2.4	1.0
Weighted-average discount rate	5.4%	3.3%
____________________________________
(1) Included in the consolidated balance sheets within property and equipment, net.
(2) Included in the consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the consolidated balance sheets within other liabilities, non-current.

Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Year Ended
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$40,704	$51,949
Financing cash outflows for finance leases	$7,292	$5,155
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$23,581	$56,813
Future lease payments under our non-cancelable leases at the end of fiscal 2025 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2026	$55,145	$390
2027	36,687	—
2028	39,628	—
2029	32,173	—
2030	28,915	—
Thereafter	24,775	—
Total future lease payments	$217,323	$390
Less: imputed interest	(36,557)	(3)
Present value of total lease liabilities	$180,766	$387
Lessor Arrangement
During fiscal 2024 and 2025, we, as a lessor, entered into non-cancelable arrangements to lease our data storage solutions and subscription services. The arrangements include multiple seven-year leases that both commenced during fiscal 2025 and will commence in fiscal 2026 with total net consideration of $174.8 million. The arrangements provide an end-of-term option to purchase the leased assets for a pre-determined price.
We determined, at inception of the respective arrangements, that each of the leases include sales-type leases, an operating lease, and non-lease components. The non-lease components are comprised of subscription support services and professional services. The total net consideration for each lease was allocated to these components based on relative standalone selling price.
Total net consideration for the leases that commenced during fiscal 2025 was $134.8 million. We recognized $47.4 million in product revenue related to the sales-type lease components during fiscal 2025. The associated profit was $36.1 million, based on the product revenue recognized less certain costs, during fiscal 2025. Subscription services revenue related to the operating lease and non-lease components recognized during fiscal 2025 was $7.2 million.

Future minimum gross lease payments for the leases that commenced during fiscal 2025 allocated to the sales-type leases and operating lease components were as follows (in thousands). The remaining lease payments of $100.0 million allocated to the non-lease components, are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Leases
2026	$10,510	$5,388
2027	8,990	4,749
2028	11,434	2,304
2029	13,738	—
2030	13,738	—
Thereafter	20,985	—
Total future lease payments to be received	$79,395	$12,441
Note 9. Restructuring and Impairment
The following table summarizes our restructuring and impairment charges during fiscal 2024 and 2025 (in thousands):

	Fiscal Year Ended
	2024	2025
Severance and other termination benefit costs	$16,846	$9,526
Lease impairment and abandonment charges	16,766	6,375
Total restructuring and impairment	$33,612	$15,901
Workforce Realignment Plan
In February 2024, we approved a workforce realignment plan (the Plan) to better align our resources with our business strategy that reduced our headcount by nearly 250 employees globally. We recognized total restructuring costs of $27.9 million associated with one-time severance and other termination benefits, of which $18.0 million and $9.9 million was recognized in fiscal 2024 and 2025. The restructuring costs recognized included $1.2 million and $0.4 million in cost of revenue in our consolidated statement of operations for fiscal 2024 and 2025. The Plan was completed by the third quarter of fiscal 2025.
The following table summarizes the activity related to our liability associated with the Plan that is included within accrued compensation and benefits in our consolidated balance sheets (in thousands):

Severance and Other Termination Benefits
Balance at the end of fiscal 2024	$18,009
Restructuring charges	9,855
Cash payments	(27,864)
Balance at the end of fiscal 2025	$—
Facilities Abandonment and Impairment
During the second quarter of fiscal 2024, we ceased use of our former corporate headquarters that resulted in the recognition of $16.8 million and $6.4 million in lease impairment and abandonment charges during fiscal 2024 and 2025. The impairment charges represent the amount that the carrying value of the underlying operating lease right-of-use assets exceeded their estimated fair values, which were determined by utilizing a discounted cash flow approach that incorporated a sublease assumption. The incremental impairment charge recognized during fiscal 2025 resulted from a revision to the underlying sublease assumptions.

Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of fiscal 2025, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our “common stock”, and Class B common stock. At the end of fiscal 2025, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of fiscal 2025, 326.1 million shares of Class A common stock were issued and outstanding.
Common Stock Reserved for Issuance
At the end of fiscal 2025, we had reserved shares of common stock for future issuance as follows:

Shares underlying outstanding stock options	2,426,214
Shares underlying unvested restricted stock units (1)	25,093,925
Shares reserved for future equity awards	31,162,254
Shares reserved for future employee stock purchase plan awards	7,144,441
Total	65,826,834
__________________________
(1) Includes performance-based and market-based awards.
Share Repurchase Program
In August 2019, our Board of Directors approved a share repurchase program to repurchase shares of our common stock. As of the end of fiscal 2025, our Board of Directors has authorized to repurchase up to $1.1 billion under our share repurchase program, of which $21.5 million remained available. Shares repurchases are funded from available working capital.
In February 2025, our Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total remaining authorization for future share repurchases to $271.5 million. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.
We record the difference between cash paid for stock repurchases and underlying par value as a reduction to additional paid-in capital, to the extent the repurchases do not cause this balance to be reduced below zero, at which point the difference would be recorded as a reduction to accumulated deficit.
The following table summarizes the stock repurchase activity for fiscal 2023, 2024 and 2025 (in thousands except for per share amounts):

	Fiscal Year Ended
	2023	2024	2025
Number of shares repurchased and retired	7,832	4,686	6,728
Average price per share (1)	$27.95	$28.96	$55.57
Aggregate purchase price (1)	$218,912	$135,708	$373,842
____________________________________
(1) Excludes transaction costs that are included in the repurchases of common stock on the consolidated statements of cash flows.

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
We initially reserved 27.0 million shares of our common stock for issuance under our 2015 Plan. The number of shares reserved for issuance under our 2015 Plan increases automatically on the first day of each fiscal year, for a period of not more than ten years, commencing on February 1, 2016, in an amount equal to 5% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31 (the Evergreen Increase). In March 2022, our Board of Directors approved an amendment and restatement of the 2015 Plan to clarify the effect of our change to a 52/53 week fiscal year in September 2019 on the Evergreen Increase. The last Evergreen Increase occurred on February 3, 2025.
In June 2024, we extended the net-share settlement of equity awards to the majority of our employees by withholding shares upon vesting to satisfy tax withholding obligations whereas previously, shares were sold to cover such tax withholding obligations. Approximately 0.6 million, 0.9 million, and 3.5 million shares were withheld to cover $19.6 million, $30.0 million, and $208.8 million, respectively, in tax withholding obligations during fiscal 2023, 2024 and 2025. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our consolidated statements of cash flows.
2015 Amended and Restated Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan was amended and restated in fiscal 2020 (2015 ESPP). A total of 3.5 million shares of common stock was initially reserved for issuance under the 2015 ESPP and an additional 5.0 million shares of common stock were added in connection with the amendment and restatement. The number of shares reserved for issuance under our 2015 ESPP increased automatically on the first day of February of each of 2016 through 2025, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31, and (ii) 3.5 million shares of common stock.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During fiscal 2023, 2024 and 2025, ESPP resets resulted in total modification charges of $10.4 million, $16.7 million and $1.2 million, respectively, to be recognized over their new offering periods.
During fiscal 2023, 2024 and 2025, we recognized $22.9 million, $27.4 million and $34.1 million, of stock-based compensation expense related to our 2015 ESPP. At the end of fiscal 2025, total unrecognized stock-based compensation cost related to our 2015 ESPP was $12.3 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Determination of Fair Value
The fair value of employees’ purchase rights under ESPP is estimated on the grant date using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation including the fair value of the underlying common stock, expected term, the expected volatility of the common stock, a risk-free interest rate and expected dividend yield. The assumptions used for the periods presented are as follows:

Fiscal Year Ended
	2023	2024	2025
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	45% - 54%	38% - 44%	42% - 45%
Risk-free interest rate	0.9% - 4.0%	4.1% - 5.5%	3.6% - 5.4%
Dividend rate	—	—	—
Fair value of common stock	$28.73 - $31.68	$24.12 - $35.91	$49.58 - $50.60
The assumptions used in the Black-Scholes option pricing model were determined as follows.
Fair Value of Common Stock—We use the market closing price of our common stock as reported on the New York Stock Exchange to determine the fair value of our employees’ purchase rights at each grant date.
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
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2024	4,493,934	$13.63	2.3	$129,065
Options exercised	(2,067,127)	13.12
Options forfeited	(593)	1.95
Balance at the end of fiscal 2025	2,426,214	$14.07	2.0	$130,798
Vested and exercisable at the end of fiscal 2025	2,426,214	$14.07	2.0	$130,798
The aggregate intrinsic value of options vested and exercisable at the end of fiscal 2025 is calculated based on the difference between the exercise price and the closing price of $67.79 of our common stock on the last day of fiscal 2025. The aggregate intrinsic value of options exercised during fiscal 2023, 2024 and 2025 was $63.5 million, $124.0 million and $91.4 million.
The total grant date fair value of options vested during fiscal 2023, 2024 and 2025 was $7.0 million, $2.3 million and $0.3 million.

Stock-based compensation expense related to stock options has been fully recognized and was not material for any of the periods presented.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	24,343,074	$26.77	$1,028,495
Granted	8,631,905	52.67
Vested	(11,024,463)	27.77
Forfeited	(2,651,226)	30.99
Unvested balance at the end of fiscal 2025	19,299,290	$37.20	$1,308,299
The aggregate fair value, as of the respective vesting dates, of RSUs that vested during fiscal 2023, 2024 and 2025 was $358.0 million, $415.4 million and $639.3 million.
During fiscal 2023, 2024 and 2025, we recognized $248.1 million, $268.2 million and $305.3 million in stock-based compensation expense related to RSUs. At the end of fiscal 2025, total unrecognized employee compensation cost related to unvested RSUs was $667.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. Generally, the number of earned shares vest over three years from the date of grant subject to continuous service.
A summary of the PRSU activity under our 2015 Plan and related information is as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	2,270,597	$25.64	$95,933
Granted (1)	1,221,033	49.58
Vested and earned (2)	(1,344,721)	26.19
Unearned (3)	(297,864)	23.86
Unvested balance at the end of fiscal 2025	1,849,045	$41.34	$125,347
_________________________________
(1) Represents the number of shares that may be earned at the target percentage of 100% depending on the achievement of fiscal 2025 or certain other performance conditions.
(2) Represents the number of shares earned in which the service condition has also been satisfied.
(3) Represents the number of shares canceled as a result of not fully achieving the fiscal 2024 performance conditions.
The aggregate fair value, as of the respective vesting dates, of PRSUs vested and earned during fiscal 2023, 2024 and 2025 was $44.7 million, $54.6 million and $75.5 million.
During fiscal 2023, 2024 and 2025, we recognized $51.6 million, $23.9 million and $67.3 million in stock-based compensation expense related to PRSUs. At the end of fiscal 2025, total unrecognized employee compensation cost related to unvested PRSUs was $24.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

During the first quarter of fiscal 2025, our Board of Directors approved a discretionary adjustment, increasing the earned number of shares to 80 percent of the target for the PRSUs granted in fiscal 2024. Our Board of Director's consideration included that fiscal 2024 total revenue growth was impacted by Total Contract Value (TCV) sales growth of our consumption based Evergreen//One and Evergreen//Flex offerings, which far exceeded expectations. This modification resulted in additional stock-based compensation expense of approximately $40.7 million, of which $36.6 million was recognized during fiscal 2025 with the remaining amount to be recognized over the remaining vesting period.
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
A summary of LTP Awards activity under our 2015 Plan is as follows:

	Number of LTP Awards Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2024	4,006,604	$17.56	$169,279
Forfeited (1)	(61,014)	17.56
Unvested balance at the end of fiscal 2025	3,945,590	$17.56	$267,472
________________________________
(1) Represents the number of shares granted under the LTP Awards that were forfeited due to termination of employment.
The grant date fair value per share of $17.56 was determined using a Monte Carlo simulation model that considered the following assumptions: (i) expected volatility of 51.8%, (ii) risk-free interest rate of 3.86%, (iii) total performance period of nearly five years, and (iv) a post-vest holding period discount of 14.9%. Total stock-based compensation expense for these awards is being recognized over the requisite service period of nearly five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met. During fiscal 2024 and 2025, we recognized $9.6 million and $14.3 million in stock-based compensation expense related to LTP Awards. At the end of fiscal 2025, total unrecognized stock-based compensation cost related to unvested LTP Awards was $45.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Fiscal Year Ended
	2023	2024	2025
Cost of revenue—product	$10,245	$9,670	$12,611
Cost of revenue—subscription services	22,630	25,412	32,611
Research and development	161,694	167,294	201,058
Sales and marketing	72,507	74,746	96,355
General and administrative	60,541	54,305	78,671
Total stock-based compensation expense, net of amounts capitalized (1)	$327,617	$331,427	$421,306
_________________________________
(1) Stock-based compensation expense capitalized was $2.1 million, $5.7 million, and $7.8 million during fiscal 2023, 2024 and 2025.
The tax benefit related to stock-based compensation expense for all periods presented was not material.

Note 12. Net Income per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, PRSUs, and LTP Awards, unvested restricted stock, the shares underlying the conversion option in our Notes (prior to the Notes being repaid in April 2023) to the extent dilutive, and common stock issuable pursuant to the ESPP. We used the if-converted method to calculate the impact of our Notes, prior to the Notes being repaid, on diluted EPS.
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended
	2023	2024	2025
Numerator:
Net income attributable to common stockholders, basic	$73,071	$61,311	$106,739
Add: Interest charges related to our Notes	3,314	630	—
Net income attributable to common stockholders, diluted	$76,385	$61,941	$106,739
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	299,478	311,831	325,774
Add: Dilutive effect of common stock equivalents	39,706	20,737	16,930
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	339,184	332,568	342,704

Net income per share attributable to common stockholders, basic	$0.24	$0.20	$0.33
Net income per share attributable to common stockholders, diluted	$0.23	$0.19	$0.31
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	2023	2024	2025
Stock options to purchase common stock	10,516	—	—
Unvested RSUs, PRSUs and LTP Awards	29,780	1,038	514
Unvested restricted stock	6	—	—
Shares issuable pursuant to the ESPP	885	—	—
Total	41,187	1,038	514

Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2023	2024	2025
Interest income (1)	$17,320	$50,414	$76,016
Interest expense (2)	(4,749)	(7,483)	(7,813)
Foreign currency transactions losses	(8,345)	(5,709)	(9,080)
Other income (expense)	4,069	(187)	3,453
Total other income (expense), net	$8,295	$37,035	$62,576
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
Note 14. Income Taxes
The geographical breakdown of income before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2023	2024	2025
Domestic	$39,004	$(2,565)	$32,566
International	52,804	93,151	115,268
Total	$91,808	$90,586	$147,834
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2023	2024	2025
Current:
Federal	$—	$2,407	$268
State	5,999	9,678	5,474
Foreign	12,020	15,239	26,631
Total	$18,019	$27,324	$32,373
Deferred:
Federal	$(639)	$—	$—
State	(99)	—	—
Foreign	1,456	1,951	8,722
Total	$718	$1,951	$8,722
Provision for income taxes	$18,737	$29,275	$41,095

The reconciliation of income taxes at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2023	2024	2025
Tax at federal statutory rate	$19,280	$19,023	$31,045
State tax, net of federal benefit	4,625	7,559	3,966
Stock-based compensation expense	(11,976)	(21,779)	(50,981)
Research and development tax credits	(26,634)	(19,033)	(36,379)
U.S. taxes on foreign income	19,065	10,956	12,701
Foreign-derived intangible income deduction	—	(8,706)	(2,882)
Foreign rate differential	(425)	(5,861)	4,327
Withholding tax	2,339	3,490	6,820
Change in valuation allowance	10,631	37,529	69,432
Non-deductible expenses	2,091	2,943	2,646
Other	(259)	3,154	400
Provision for income taxes	$18,737	$29,275	$41,095
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	At the End of Fiscal
	2024	2025
Deferred tax assets:
Net operating loss carryforwards	$111,750	$32,227
Tax credit carryover	196,288	248,502
Accruals and reserves	31,827	34,259
Deferred revenue	108,558	110,176
Stock-based compensation expense	17,041	19,067
ASC 842 lease liabilities	40,101	42,375
Capitalized research and development	297,016	430,114
Other	3,117	3,240
Total deferred tax assets	$805,698	$919,960
Valuation allowance	(661,783)	(755,509)
Total deferred tax assets, net of valuation allowance	$143,915	$164,451
Deferred tax liabilities:
Depreciation and amortization	$(48,497)	$(62,494)
Deferred commissions	(65,192)	(70,219)
ASC 842 right-of-use assets	(34,729)	(39,552)
Acquired intangibles and goodwill	(1,428)	—
Interest income	(6,584)	(13,423)
Total deferred tax liabilities	$(156,430)	$(185,688)
Net deferred tax liabilities	$(12,515)	$(21,237)
At the end of fiscal 2025, the undistributed earnings of $336.0 million from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
At the end of fiscal 2025, we had net operating loss carryforwards for state income tax purposes of approximately $522.0 million that begin to expire in fiscal 2026.

We had federal and state research and development tax credit carryforwards of approximately $200.3 million and $166.8 million at the end of fiscal 2025. The federal research and development tax credit carryforwards will expire commencing in 2028, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $62.8 million and $93.7 million, respectively, during fiscal 2024 and 2025.
Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In March 2025, we completed an analysis through the end of fiscal 2025 to evaluate whether there are any limitations of our net operating loss carryforwards and concluded that there was not a limitation that would result in the permanent expiration of carryforwards before they are utilized.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	2023	2024	2025
Gross unrecognized tax benefits—beginning balance	$51,582	$68,897	$82,115
Decreases related to tax positions taken during prior years	—	(274)	(1,597)
Increases related to tax positions taken during prior years	2,172	—	3,193
Decreases related to tax positions taken during current year	—	(16)	—
Increases related to tax positions taken during current year	15,143	13,508	17,679
Gross unrecognized tax benefits—ending balance	$68,897	$82,115	$101,390
At the end of fiscal 2025, our gross unrecognized tax benefit was approximately $101.4 million, $7.0 million of which if recognized, would have an impact on the effective tax rate.
At the end of fiscal 2025, we had no current or cumulative interest and penalties related to uncertain tax positions.
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
Note 15. Segment Information and Geographic Areas
Segment Information
Our chief operating decision maker (CODM), the Chief Executive Officer, manages business activities as a single operating and reportable segment at the consolidated level. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income and net income as reported on the consolidated statements of operations, to assess performance and allocate resources to support strategic priorities. Consolidated net income is our segment's primary measure of profit or loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

Our CODM reviews the following significant segment expenses, which are each separately disclosed and presented in the consolidated statements of operations: cost of revenue for product, cost of revenue for subscription services, research and development expenses, sales and marketing expenses, and general and administrative expenses. Other segment items within consolidated net income include restructuring and impairment expenses, other income (expense), net and income tax provision. Other significant noncash segment expenses include stock-based compensation and depreciation and amortization.
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Fiscal Year Ended
	2023	2024	2025
United States	$1,971,757	$1,979,325	$2,207,375
Rest of the world	781,677	851,296	960,789
Total revenue	$2,753,434	$2,830,621	$3,168,164
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of Fiscal
	2024	2025
United States	$340,121	$448,035
Rest of the world	12,483	13,696
Total long-lived assets	$352,604	$461,731
Note 16. Employee Benefits and Deferred Compensation
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 85% of their eligible compensation, subject to certain limitations. We currently match 50% of employees’ contributions up to a maximum of $4,000 annually. Matching contributions immediately vest. Our contributions to the plan were $12.2 million, $13.5 million and $14.1 million during fiscal 2023, 2024 and 2025.
In fiscal 2023, we adopted a NQDC whereby executive officers, senior management and members of our Board of Directors may elect to defer compensation payable to them in excess of the IRS limits imposed on 401(k) plans. Deferred compensation payments are held in investment accounts that reside in a trust. The fair value of the deferred compensation plan assets and liabilities under the NQDC was $3.2 million and $8.4 million at the end of fiscal 2024 and 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that, as of the end of fiscal 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2025.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
On January 7, 2025, John Colgrove, our Chief Visionary Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading plan on behalf of the Colgrove Family Charitable Remainder Trust and the Colgrove Family Living Trust, that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the sale by The Colgrove Family Charitable Remainder Trust of up to 800,000 shares of our common stock on specified dates until the earlier of December 31, 2025, or when all the shares under Mr. Colgrove’s plan are sold. The plan provides for the sale by the Colgrove Family Living Trust of up to the greater of 200,000 shares of our common stock or the number of shares necessary to generate gross proceeds of $3,500,000 on specified dates until the earlier of December 31, 2025, or when the gross proceeds from all sales by the Colgrove Family Living Trust equal $3,500,000. The number of shares to be sold by the Colgrove Living Trust is not currently determinable because the number will vary based on the market price of our common stock at the time of settlement.
On January 16, 2025, Dan FitzSimons, our Chief Revenue Officer, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c), which provides for the sale of up to 67,129 shares of our common stock on specified dates until the earlier of April 16, 2026, or when all the shares under Mr. FitzSimon’s plan are sold. The actual number of shares subject to the trading arrangement under the Rule 10b5-1 trading plan may be lower due to our withholding of certain shares to satisfy income tax withholding and remittance obligations in connection with the vesting and net settlement of restricted stock units.
During the fourth quarter of fiscal 2025, other than Messrs. Colgrove and FitzSimons, none of our directors or executive officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information provided under the heading "Our Executive Officers" in our definitive proxy statement for our 2025 annual meeting of stockholders (2025 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended February 2, 2025.
The information required by Item 10 with respect to our directors and corporate governance, including director nominations and our audit committee and audit committee financial expert, is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Board Structure and Processes” in our 2025 Proxy Statement.
The information required by Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the heading “Delinquent Section 16(a) Reports” in our 2025 Proxy Statement, to the extent applicable.
Information regarding our code of conduct that applies to our directors and all of our employees, including our principal executive officer and principal financial and accounting officer, is incorporated herein by reference from the information provided under the heading “Compliance and Ethics” in our 2025 Proxy Statement.
We have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees and other covered persons that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by Item 402 of Regulation S-K regarding the compensation of our executive officers and directors is incorporated herein by reference from the information under the headings “Executive Compensation” and “Director Compensation,” respectively, in our 2025 Proxy Statement (provided that the information under the heading "Pay Versus Performance" shall not be deemed to be incorporated by reference herein).
Information regarding compensation committee interlocks and insider participation is incorporated herein by reference from the information under the heading “Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement.
Information regarding the compensation committee report is incorporated herein by reference from the information under the heading “Compensation Committee Report” in our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the information under the heading “Security Ownership” in our 2025 Proxy Statement.
Information regarding our equity compensation plan information is incorporated herein by reference from the information under the heading “Equity Compensation Plan Information” in our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions is incorporated herein by reference from the information under the heading “Transactions with Related Persons” in our 2025 Proxy Statement.
Information regarding director independence is incorporated herein by reference from the information under the heading “Director Independence” in our 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
Our independent public accounting firm is Deloitte & Touche LLP, San Jose, CA, PCAOB ID No. 34.
Information regarding principal accountant fees and services and the audit committee's pre-approval policies and procedures is incorporated herein by reference from the information under the headings “Principal Accounting Fees and Services” and “Pre-approval Policies and Procedures”, respectively, in our 2025 Proxy Statement.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

 Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015

4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015

4.2	Reference is made to Exhibits 3.1 and 3.2.	—	—	—	—

4.3	Description of Registrant’s Securities.	10-K	001-37570	4.5	3/27/2020

10.1+	Pure Storage, Inc. Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.3+	Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.3	4/7/2022

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Pure Storage, Inc. 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.5+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.6+	Form of Restricted Stock Award Grant Notice and Award Agreement under the Pure Storage, Inc. 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018

10.7+	Pure Storage, Inc. Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	001-37570	10.1	8/30/2019

10.8+	Form of Indemnity Agreement, by and between Pure Storage, Inc. and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.9+	Offer Letter, by and between Pure Storage, Inc. and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.10+	Offer Letter by and between Pure Storage, Inc. and Kevan Krysler, dated November 15, 2019	10-Q	001-37570	10.2	12/9/2019

10.11+	Pure Storage, Inc. Change in Control and Severance Benefit Plan.	10-Q	001-37570	10.12	12/9/2020

10.12	Credit Agreement, originally dated as of August 24, 2020 and as amended as of March 15, 2023 among Pure Storage, Inc., the Lenders from time to time party hereto and Barclays Bank PLC, as administrative agent, issuing bank and swingline lender.	10-K	001-37570	10.12	4/3/2023

10.13+	Pure Storage, Inc. Employee Cash Incentive Plan.	8-K	001-37570	10.2	3/16/2018

10.14+	Offer Letter by and between Pure Storage, Inc. and Ajay Singh, dated December 8, 2020	10-K	001-37570	10.16	4/7/2022

10.15+	Pure Storage, Inc. Deferred Compensation Plan, effective January 1, 2023	10-K	001-37570	10.15	4/3/2023

19.1*	Pure Storage, Inc. Insider Trading Policy, amended December 13, 2024	—	—	—	—

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
21.1*	Subsidiaries of the Registrant.	—	—	—	—

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

97.1	Pure Storage, Inc. Incentive Compensation Recoupment Policy	10-K	001-37570	97.1	4/1/2024

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 26, 2025

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

Signature	Title	Date
/s/ Charles Giancarlo	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 26, 2025
Charles Giancarlo
/s/ Kevan Krysler	Chief Financial Officer (Principal Financial Officer)	March 26, 2025
Kevan Krysler
/s/ Mona Chu	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2025
Mona Chu
/s/ Scott Dietzen	Vice Chairman and Director	March 26, 2025
Scott Dietzen
/s/ John Colgrove	Chief Visionary Officer and Director	March 26, 2025
John Colgrove
/s/ Andrew Brown	Director	March 26, 2025
Andrew Brown
/s/ John Murphy	Director	March 26, 2025
John Murphy
/s/ Jeff Rothschild	Director	March 26, 2025
Jeff Rothschild
/s/ Roxanne Taylor	Director	March 26, 2025
Roxanne Taylor
/s/ Susan Taylor	Director	March 26, 2025
Susan Taylor
/s/ Greg Tomb	Director	March 26, 2025
Greg Tomb
/s/ Mallun Yen	Director	March 26, 2025
Mallun Yen