Form 10-Q
period 2025-05-04
Pure Storage, Inc.
filed 2025-06-11
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2025
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

As of June 4, 2025, the registrant had 326,831,678 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended May 4, 2025

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, inflation, interest rates, tariffs, and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including the timing and magnitude of sales in connection with our design win announcement with a hyperscaler, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to meet hyperscalers’ performance and price requirements, our ability to realize benefits from our acquisitions and investments, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, specifically our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2025	First Quarter of Fiscal 2026

ASSETS
Current assets:
Cash and cash equivalents	$723,583	$739,336
Marketable securities	798,237	839,748
Accounts receivable, net of allowance of $940 and $959	680,862	411,319
Inventory	42,810	37,548
Deferred commissions, current	99,286	101,288
Prepaid expenses and other current assets	222,501	270,988
Total current assets	2,567,279	2,400,227
Property and equipment, net	461,731	503,527
Operating lease right-of-use assets	146,655	138,423
Deferred commissions, non-current	229,334	230,989
Intangible assets, net	19,074	15,108
Goodwill	361,427	361,427
Restricted cash	12,553	19,046
Other assets, non-current	165,889	141,618
Total assets	$3,963,942	$3,810,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,385	$83,858
Accrued compensation and benefits	230,040	142,333
Accrued expenses and other liabilities	156,791	157,733
Operating lease liabilities, current	43,489	41,266
Deferred revenue, current	953,836	969,321
Debt, current	100,000	100,000
Total current liabilities	1,596,541	1,494,511
Operating lease liabilities, non-current	137,277	129,735
Deferred revenue, non-current	841,467	858,224
Other liabilities, non-current	82,182	83,840
Total liabilities	2,657,467	2,566,310
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 326,102 and 326,938 Class A shares issued and outstanding	33	33
Additional paid-in capital	2,674,500	2,625,198
Accumulated other comprehensive income	954	1,831
Accumulated deficit	(1,369,012)	(1,383,007)
Total stockholders’ equity	1,306,475	1,244,055
Total liabilities and stockholders’ equity	$3,963,942	$3,810,365

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	First Quarter of Fiscal
	2025	2026

Revenue:
Product	$347,384	$372,144
Subscription services	346,095	406,341
Total revenue	693,479	778,485
Cost of revenue:
Product	100,753	141,050
Subscription services	97,020	101,282
Total cost of revenue	197,773	242,332
Gross profit	495,706	536,153
Operating expenses:
Research and development	193,820	221,740
Sales and marketing	250,972	278,512
General and administrative	76,787	67,072
Restructuring and impairment	15,901	—
Total operating expenses	537,480	567,324
Loss from operations	(41,774)	(31,171)
Other income (expense), net	14,091	31,655
Income (loss) before provision for income taxes	(27,683)	484
Provision for income taxes	7,326	14,479
Net loss	$(35,009)	$(13,995)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	322,589	326,539

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	First Quarter of Fiscal
	2025	2026

Net loss	$(35,009)	$(13,995)
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	(1,640)	974
Less: reclassification adjustment for net gains on available-for-sale securities included in net loss	(162)	(97)
Change in unrealized net gains (losses) on available-for-sale securities	(1,802)	877
Comprehensive loss	$(36,811)	$(13,118)

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	First Quarter of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094
Issuance of common stock upon exercise of stock options	1,034	—	13,223	—	—	13,223
Stock-based compensation expense	—	—	114,617	—	—	114,617
Vesting of restricted stock units	3,679	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(250)	—	(12,478)	—	—	(12,478)
Common stock issued under employee stock purchase plan	1,195	—	25,328	—	—	25,328
Other comprehensive loss	—	—	—	(1,802)	—	(1,802)
Net loss	—	—	—	—	(35,009)	(35,009)
Balance at the end of the first quarter of fiscal 2025	325,181	$33	$2,890,284	$(5,584)	$(1,510,760)	$1,373,973

	First Quarter of Fiscal 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2025	326,102	$33	$2,674,500	$954	$(1,369,012)	$1,306,475
Issuance of common stock upon exercise of stock options	348	—	5,363	—	—	5,363
Stock-based compensation expense	—	—	98,178	—	—	98,178
Vesting of restricted stock units	2,977	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(1,167)	—	(60,147)	—	—	(60,147)
Common stock issued under employee stock purchase plan	1,170	—	27,240	—	—	27,240
Repurchases of common stock	(2,492)	—	(119,936)	—	—	(119,936)
Other comprehensive income	—	—	—	877	—	877
Net loss	—	—	—	—	(13,995)	(13,995)
Balance at the end of the first quarter of fiscal 2026	326,938	$33	$2,625,198	$1,831	$(1,383,007)	$1,244,055

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Quarter of Fiscal
	2025	2026

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,009)	$(13,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,943	33,770
Stock-based compensation expense	112,994	96,275
Noncash portion of lease impairment and abandonment	3,270	—
Other	1,606	705
Changes in operating assets and liabilities:
Accounts receivable, net	238,768	269,542
Inventory	(1,705)	2,669
Deferred commissions	7,707	(3,657)
Prepaid expenses and other assets	(9,219)	(19,440)
Operating lease right-of-use assets	8,122	8,397
Accounts payable	(26,581)	(26,991)
Accrued compensation and other liabilities	(109,124)	(84,343)
Operating lease liabilities	(10,226)	(11,238)
Deferred revenue	6,954	32,242
Net cash provided by operating activities	221,500	283,936
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48,818)	(72,346)
Purchase of strategic investment	(5,000)	—
Purchases of marketable securities	(160,123)	(114,896)
Sales of marketable securities	37,689	18,207
Maturities of marketable securities	127,857	57,253
Net cash used in investing activities	(48,395)	(111,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	13,223	5,359
Proceeds from issuance of common stock under employee stock purchase plan	25,328	27,240
Principal payments on borrowings and finance lease obligations	(1,099)	(1,125)
Tax withholding on vesting of equity awards	(12,478)	(61,300)
Repurchases of common stock	—	(119,936)
Net cash provided by (used in) financing activities	24,974	(149,762)
Net increase in cash, cash equivalents and restricted cash	198,079	22,392
Cash, cash equivalents and restricted cash, beginning of period	712,131	737,750
Cash, cash equivalents and restricted cash, end of period	$910,210	$760,142

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$900,615	$739,336
Restricted cash	9,595	20,806
Cash, cash equivalents and restricted cash, end of period	$910,210	$760,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,743	$1,427
Cash paid for income taxes	$3,542	$8,273
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$15,242	$15,977

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2025 was February 2, 2025 and for fiscal 2026 will be February 1, 2026. The first quarter of fiscal 2025 and 2026 ended on May 5, 2024 and May 4, 2025. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2025.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2026 or any future period.
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
Restricted Cash
Restricted cash is associated with our letters of credit for leases and certain employee-related benefits. At the end of fiscal 2025 and the first quarter of fiscal 2026, we had restricted cash of $14.2 million and $20.8 million. Included in these amounts are $1.6 million and $1.8 million classified as prepaid expenses and other current assets in our condensed consolidated balance sheets.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 will be effective for our fiscal year beginning February 3, 2025, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statement disclosures.
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
We measure our cash equivalents, marketable securities, publicly held equity securities, and restricted cash at fair value on a recurring basis. We classify these assets within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize our assets that were measured at fair value on a recurring basis by significant investment categories and their classification within the fair value hierarchy and in our condensed consolidated balance sheets at the end of fiscal 2025 and the first quarter of fiscal 2026 (in thousands):

	At the End of Fiscal 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$264,067	$258,750	$—	$5,317
Level 2
U.S. government treasury notes	360,578	735	(146)	361,167	27,663	333,504	—
U.S. government agencies	1,400	—	—	1,400	—	1,400	—
Corporate debt securities	395,532	1,903	(55)	397,380	—	397,380	—
Foreign government bonds	700	3	—	703	—	703	—
Asset-backed securities	64,926	331	(7)	65,250	—	65,250	—
Total	$823,136	$2,972	$(208)	$1,089,967	$286,413	$798,237	$5,317

	At the End of the First Quarter of Fiscal 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash	Prepaid Expenses and Other Current Assets
Level 1
Money market accounts	$—	$—	$—	$202,151	$190,686	$—	$11,465	$—
Equity securities (1)	24,999	2,435	—	27,434	—	—	—	27,434
Level 2
U.S. government treasury notes	343,608	1,132	(75)	344,665	1,558	343,107	—	—
Corporate debt securities	423,887	2,307	(47)	426,147	—	426,147	—	—
Foreign government bonds	700	2	—	702	—	702	—	—
Asset-backed securities	69,470	332	(10)	69,792	—	69,792	—	—
Total	$862,664	$6,208	$(132)	$1,070,891	$192,244	$839,748	$11,465	$27,434
_________________________________
(1) Subject to short-term lock-up restrictions.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the First Quarter of Fiscal 2026
	Amortized Cost	Fair Value
Due within one year	$319,474	$320,003
Due in one to five years	514,133	517,239
Due in five to ten years	2,500	2,506
Total	$836,107	$839,748
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the first quarter of fiscal 2025 and 2026. The following table presents the fair values and gross unrealized losses for those investments that were in a continuous unrealized loss position at the end of fiscal 2025 and the first quarter of fiscal 2026, aggregated by investment category (in thousands):

	At the End of Fiscal 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$99,397	$(146)	$—	$—	$99,397	$(146)
Corporate debt securities	33,619	(55)	1,998	—	35,617	(55)
Asset-backed securities	10,702	(7)	30	—	10,732	(7)
Total	$143,718	$(208)	$2,028	$—	$145,746	$(208)

	At the End of the First Quarter of Fiscal 2026
	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government treasury notes	$98,847	$(75)
Corporate debt securities	36,214	(47)
Asset-backed securities	11,003	(10)
Total	$146,064	$(132)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. At the end of fiscal 2025 and the first quarter of 2026, the carrying amount of these investments was $36.7 million and $11.7 million and included primarily in other assets, non-current in our condensed consolidated balance sheets. During the first quarter of fiscal 2026, one of the privately-held companies completed its initial public offering and as a result its fair value at the end of the first quarter of fiscal 2026 is included in the above fair value hierarchy table as Level 1.
Strategic investments that are remeasured due to an observable event or impairment are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. No remeasurements occurred during the first quarter of fiscal 2025 and 2026.
Other Financial Instruments
The investments held in our nonqualified deferred compensation plan trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $8.4 million and $10.6 million at the end of fiscal 2025 and the first quarter of fiscal 2026.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2025	First Quarter of Fiscal 2026
Raw materials	$9,616	$7,301
Finished goods	33,194	30,247
Inventory	$42,810	$37,548
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2025	First Quarter of Fiscal 2026
Test and infrastructure equipment (1)	$457,033	$461,934
Computer equipment and software	393,623	416,446
Furniture and fixtures	13,948	14,203
Leasehold improvements	102,002	103,456
Capitalized software development costs	65,824	73,135
Total property and equipment	1,032,430	1,069,174
Less: accumulated depreciation and amortization	(570,699)	(565,647)
Property and equipment, net	$461,731	$503,527
_________________________________
(1) Includes finance lease right-of-use assets. Refer to Note 8.
Depreciation and amortization expense related to property and equipment was $31.1 million and $30.3 million for the first quarter of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2025			First Quarter of Fiscal 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$20,875	$(17,652)	$3,223	$20,875	$(18,082)	$2,793
Developed technology	83,211	(69,812)	13,399	83,211	(73,118)	10,093
Customer relationships	6,459	(4,007)	2,452	6,459	(4,237)	2,222
Intangible assets, net	$110,545	$(91,471)	$19,074	$110,545	$(95,437)	$15,108

Intangible assets amortization expense was $3.9 million and $4.0 million for the first quarter of fiscal 2025 and 2026. At the end of the first quarter of fiscal 2026, the weighted-average remaining amortization period was 0.7 year for technology patents, 0.8 year for developed technology, and 2.4 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the first quarter of fiscal 2026, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2026	$9,301
2027	3,543
2028	1,498
2029	604
2030	162
Total	$15,108
Goodwill
As of the end of fiscal 2025 and the first quarter of fiscal 2026, goodwill was $361.4 million. There were no impairments to goodwill for the first quarter of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2025	First Quarter of Fiscal 2026
Taxes payable	$16,176	$10,976
Accrued marketing	26,619	24,344
Engineering-related accruals (1)	12,802	6,471
Supply chain-related accruals (2)	19,927	29,005
Accrued service logistics and professional services	10,286	12,353
Finance lease liabilities, current	387	297
Customer deposits from contracts with customers	31,143	30,249
Other accrued liabilities	39,451	44,038
Total accrued expenses and other liabilities	$156,791	$157,733
_________________________________
(1) Primarily consists of subscription cloud services and outside services costs.
(2) Primarily consists of accruals related to our inventory and inventory purchase commitments with our contract manufacturers.
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2025	2026
Beginning balance	$304,332	$328,620
Additions	29,625	45,927
Recognition of deferred commissions	(37,331)	(42,270)
Ending balance	$296,626	$332,277
Of the $332.3 million total deferred commissions balance at the end of the first quarter of fiscal 2026, we expect to recognize approximately 30% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the first quarter of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2025	2026
Beginning balance	$1,594,522	$1,795,303
Additions	341,789	427,687
Recognition of deferred revenue	(334,835)	(395,445)
Ending balance	$1,601,476	$1,827,545
Revenue recognized during the first quarter of fiscal 2025 and 2026 from deferred revenue at the beginning of each respective period was $293.9 million and $340.8 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.7 billion at the end of the first quarter of fiscal 2026. Total RPO includes $55.7 million in remaining non-cancelable product orders, of which $43.1 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.7 billion RPO at the end of the first quarter of fiscal 2026, we expect to recognize approximately 48% over the next 12 months, and the remainder thereafter.
Note 6. Debt
Revolving Credit Facility
In August 2020, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior secured revolving credit facility of $300.0 million (Existing Credit Facility). Proceeds from the Existing Credit Facility may be used for general corporate purposes and working capital. The Existing Credit Facility expires, absent default or termination by us, on August 24, 2025.
The annual interest rates applicable to loans under the Existing Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.25% or term Secured Overnight Financing Rate (SOFR) (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 1.50% to 2.25%. Interest on revolving loans is payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period in the case of loans based on term SOFR (or at each three-month interval if the interest period is longer than three months). We are also required to pay a commitment fee on the unused portion of the commitments ranging from 0.25% to 0.40% per annum, payable quarterly in arrears.
We had $100.0 million outstanding under the Existing Credit Facility at the end of the first quarter of fiscal 2026. The outstanding borrowing bore weighted-average interest at an annual rate of approximately 6.83% and 5.82% during the first quarter of fiscal 2025 and 2026 based on a one-month term SOFR period. Interest expense was not material for the first quarter of fiscal 2025 and 2026.
Borrowings under the Existing Credit Facility are collateralized by substantially all of our assets and subject to certain restrictions and two financial ratios measured as of the last day of each fiscal quarter: a consolidated leverage ratio not to exceed 4.5:1 and an interest coverage ratio not to be less than 3:1. We were in compliance with all covenants under the Existing Credit Facility at the end of the first quarter of fiscal 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Commitments and Contingencies
Leases
At the end of the first quarter of fiscal 2026, we had various non-cancelable operating and finance lease commitments for office and data center facilities. Refer to Note 8—Leases for additional information regarding lease commitments.
Letters of Credit
At the end of fiscal 2025 and the first quarter of fiscal 2026, we had outstanding letters of credit in the aggregate amount of $7.2 million and $13.5 million in connection with our facility leases and a certain employee-related benefit. The letters of credit associated with our facility leases are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030. The letter of credit associated with the certain employee-related benefit is collateralized by restricted cash.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded in our condensed consolidated balance sheet as of the end of the first quarter of fiscal 2026.
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
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three to five years and contain a bargain purchase option that we have exercised or expect to exercise at the end of the respective lease terms.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of lease costs during the periods presented were as follows (in thousands):

	First Quarter of Fiscal
	2025	2026
Fixed operating lease cost	$10,989	$12,867

Variable lease cost (1)	3,592	2,033
Short-term lease cost (12 months or less)	897	1,126

Finance lease cost:
Amortization of finance lease right-of-use assets	1,100	531
Interest on finance lease liabilities	63	11
Total finance lease cost	$1,163	$542

Total lease cost	$16,641	$16,568
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2025	First Quarter of Fiscal 2026
Operating leases:
Weighted-average remaining lease term (in years)	4.9	4.7
Weighted-average discount rate	7.4%	7.4%

Finance leases:
Finance lease right-of-use assets, net (1)	$5,555	$5,377

Finance lease liabilities, current (2)	$387	$297
Finance lease liabilities, non-current (3)	—	788
Total finance lease liabilities	$387	$1,085
Weighted-average remaining lease term (in years)	1.0	4.7
Weighted-average discount rate	3.3%	5.8%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental cash flow information related to leases is as follows (in thousands):

	First Quarter of Fiscal
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$9,169	$16,369
Financing cash outflows for finance leases	$802	$1,046
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$7,885	$1,473
Finance leases	$—	$1,306
Future lease payments under our non-cancelable leases at the end of the first quarter of fiscal 2026 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
Remainder of 2026	$40,882	$64
2027	37,671	293
2028	40,038	293
2029	32,249	293
2030	28,920	293
Thereafter	24,775	—
Total future lease payments	204,535	1,236
Less: imputed interest	(33,534)	(151)
Present value of total lease liabilities	$171,001	$1,085
Lessor Arrangement
We, as a lessor, have entered into non-cancelable arrangements to lease our data storage solutions and subscription services. The arrangements include multiple seven-year leases that either commenced during fiscal 2025 or will commence in fiscal 2026 with total net consideration of $217.5 million. The arrangements provide an end-of-term option to purchase the leased assets for a pre-determined price.
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
We recognized $7.2 million in product revenue related to a sales-type lease component during the first quarter of fiscal 2025. The associated profit was $5.3 million based on the product revenue recognized less certain costs, during the first quarter of fiscal 2025. No product revenue was recognized during the first quarter of fiscal 2026. Subscription services revenue related to the operating lease and non-lease components recognized during the first quarter of fiscal 2025 and 2026 was not material and $7.2 million.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future minimum gross lease payments for the leases that have commenced allocated to the sales-type leases and operating lease components are as follows (in thousands). The remaining lease payments of $95.7 million allocated to the non-lease components, are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Lease
The remainder of 2026	$7,993	$4,095
2027	8,990	4,749
2028	11,434	2,304
2029	13,738	—
2030	13,738	—
Thereafter	20,985	—
Total future lease payments to be received	$76,878	$11,148
Note 9. Restructuring and Impairment
Workforce Realignment
In February 2024, we initiated a workforce realignment plan (the Plan) to better align our resources with our business strategy that reduced our headcount by nearly 250 employees globally. We recognized total restructuring costs of $27.9 million associated with one-time severance and other termination benefits, of which $9.9 million was recognized in the first quarter of fiscal 2025. The restructuring costs recognized in the first quarter of fiscal 2025 included $0.4 million in cost of revenue in our condensed consolidated statement of operations. The Plan was completed by the third quarter of fiscal 2025.
Facilities Abandonment and Impairment
During the first quarter of fiscal 2025, we recognized $6.4 million in incremental abandonment and impairment charges related to certain leases associated with our former corporate headquarters that we ceased use during the second quarter of fiscal 2024. The incremental impairment charge represents the amount that the carrying value of the underlying asset exceeded its estimated fair value, which was determined by utilizing a discounted cash flow approach that incorporated revised sublease assumptions.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the first quarter of fiscal 2026, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our “common stock”, and Class B common stock. At the end of the first quarter of fiscal 2026, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the first quarter of fiscal 2026, 326.9 million shares of Class A common stock were issued and outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase Program
In February 2025, our Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total remaining authorization for future share repurchases to $271.5 million. During the first quarter of fiscal 2026, we repurchased and retired approximately 2.5 million shares of our common stock at an average purchase price of $48.10 per share for an aggregate repurchase price of $119.9 million. At the end of the first quarter of fiscal 2026, $151.6 million remained available for future share repurchases under our current repurchase authorization.
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
Upon vesting of equity awards, approximately 0.3 million shares and 1.2 million shares were withheld to cover $12.5 million and $60.1 million in tax withholding obligations during the first quarter of fiscal 2025 and 2026. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our condensed consolidated statements of cash flows.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. No ESPP reset occurred during the first quarter of fiscal 2025 and 2026.
Stock-based compensation expense related to our 2015 ESPP was $8.0 million and $7.5 million during the first quarter of fiscal 2025 and 2026. At the end of the first quarter of fiscal 2026, total unrecognized stock-based compensation cost related to our 2015 ESPP was $45.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2025	2,426,214	$14.07	2.0	$130,798
Options exercised	(348,395)	15.39
Balance at the end of the first quarter of fiscal 2026	2,077,819	$13.85	2.0	$71,090
Vested and exercisable at the end of the first quarter of fiscal 2026	2,077,819	$13.85	2.0	$71,090

The aggregate intrinsic value of options vested and exercisable at the end of the first quarter of fiscal 2026 is calculated based on the difference between the exercise price and the closing price of $47.84 of our common stock on the last day of the first quarter of fiscal 2026.
Stock-based compensation expense related to stock options was fully recognized in fiscal 2025 and was not material during the first quarter of fiscal 2025.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	19,299,290	$37.20	$1,308,299
Granted	7,651,932	42.35
Vested	(2,476,486)	31.65
Forfeited	(531,373)	39.56
Unvested balance at the end of the first quarter of fiscal 2026	23,943,363	$39.37	$1,145,450
Stock-based compensation expense related to RSUs was $67.7 million and $77.2 million during the first quarter of fiscal 2025 and 2026. At the end of the first quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested RSUs was $891.4 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. Generally, the number of earned shares vest over three years from the date of grant subject to continuous service.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of the PRSU activity under our 2015 Plan and related information is as follows:

	Number of PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	1,849,045	$41.34	$125,347
Vested and earned (1)	(500,649)	39.59
Unearned (2)	(284,928)	49.46
Unvested balance at the end of the first quarter of fiscal 2026	1,063,468	$39.98	$50,876
____________________________________
(1) Represents the number of shares earned in which the service condition has also been satisfied.
(2) Represents the number of shares canceled as a result of not fully achieving the fiscal 2025 performance conditions.
Stock-based compensation expense related to PRSUs was $33.5 million and $8.0 million during the first quarter of fiscal 2025 and 2026. At the end of the first quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested PRSUs was $16.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.
During the first quarter of fiscal 2025, our Board of Directors approved a discretionary adjustment, increasing the earned number of shares to 80 percent of the target for the PRSUs granted in fiscal 2024. Our Board of Directors’ consideration included that fiscal 2024 total revenue growth was impacted by Total Contract Value (TCV) sales growth of our consumption based Evergreen//One and Evergreen//Flex offerings, which far exceeded expectations. This modification resulted in additional stock-based compensation expense of approximately $40.7 million, of which $38.2 million was recognized through the first quarter of fiscal 2026. We recognized $28.7 million and $1.6 million in stock-based compensation expense related to this modification in the first quarter of fiscal 2025 and 2026.
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
Total stock-based compensation expense of $73.9 million for these awards is being recognized over the requisite service period of nearly five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met. There were approximately 3.9 million in remaining unvested and outstanding LTP Awards with an aggregate intrinsic value of $188.8 million at the end of the first quarter of fiscal 2026. Stock-based compensation expense related to LTP Awards was $3.6 million during both the first quarter of fiscal 2025 and 2026. At the end of the first quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested LTP Awards was $41.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	First Quarter of Fiscal
	2025	2026
Cost of revenue—product	$2,782	$3,266
Cost of revenue—subscription services	8,871	7,162
Research and development	50,294	49,242
Sales and marketing	23,519	22,084
General and administrative	27,528	14,521
Total stock-based compensation expense, net of amounts capitalized (1)	$112,994	$96,275
_________________________________
(1) Stock-based compensation expense capitalized was $1.6 million and $1.9 million during the first quarter of fiscal 2025 and 2026.
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 12. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, PRSUs, and LTP Awards, and common stock issuable pursuant to the ESPP. In periods of net loss, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	First Quarter of Fiscal
	2025	2026
Net loss	$(35,009)	$(13,995)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	322,589	326,539
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.04)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	First Quarter of Fiscal
	2025	2026
Stock options to purchase common stock	3,883	2,257
Unvested RSUs, PRSUs and LTP Awards	25,516	20,691
Shares issuable pursuant to the ESPP	775	464
Total	30,174	23,412

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	First Quarter of Fiscal
	2025	2026
Interest income (1)	$18,190	$16,876
Interest expense (2)	(2,012)	(1,807)
Foreign currency transactions gains (losses)	(2,092)	14,479
Other income	5	2,107
Total other income (expense), net	$14,091	$31,655
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
Note 14. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and U.S. income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our income (loss) before provision for income taxes and the income tax provision recorded was primarily attributable to our valuation allowance on U.S. deferred tax assets, research and development credits, U.S. taxes on foreign income, stock-based compensation expense and state taxes driven by Internal Revenue Code Section 174.
At the end of the first quarter of fiscal 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2025.
Note 15. Segment Information and Geographic Areas
Segment Information
Our chief operating decision maker (CODM), the Chief Executive Officer, manages business activities as a single operating and reportable segment at the consolidated level. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating loss and net loss as reported on the condensed consolidated statements of operations, to assess performance and allocate resources to support strategic priorities. Condensed consolidated net loss is our segment’s primary measure of profit or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
Our CODM reviews the following significant segment expenses, which are each separately disclosed and presented in the condensed consolidated statements of operations: cost of revenue for product, cost of revenue for subscription services, research and development expenses, sales and marketing expenses, and general and administrative expenses. Other segment items within condensed consolidated net loss include restructuring and impairment expenses, other income (expense), net and income tax provision. Other significant noncash segment expenses include stock-based compensation and depreciation and amortization.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	First Quarter of Fiscal
	2025	2026
United States	$489,019	$530,658
Rest of the world	204,460	247,827
Total revenue	$693,479	$778,485

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2025	First Quarter of Fiscal 2026
United States	$448,035	$490,773
Rest of the world	13,696	12,754
Total long-lived assets	$461,731	$503,527
Note 16. Subsequent Event
In June 2025, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior unsecured revolving credit facility of $500.0 million (2025 Credit Facility). Proceeds from borrowings under the 2025 Credit Facility may be used for general corporate purposes and working capital. Our Existing Credit Facility was terminated effective June 10, 2025 and outstanding borrowings of $100.0 million were repaid.
The annual interest rates applicable to U.S. Dollar denominated loans under the 2025 Credit Facility are, at our option, equal to either the term SOFR or the daily simple SOFR, in each case, plus a margin initially set at 0.875% per annum. In addition, we will incur a commitment fee on the unused portion of the commitments at an initial rate of 0.075% per annum. The respective margins will fluctuate based on the then-applicable Consolidated Net Leverage Ratio (as defined in the Credit Agreement) and our debt rating.
We are subject to certain affirmative and negative covenants under the 2025 Credit Facility, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the 2025 Credit Agreement) measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending August 3, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is the first Sunday after January 30.
Overview
Data is foundational to our customers’ business transformation, and we are focused on delivering an innovative and disruptive data storage platform that enables customers to maximize the value of their data.
We are a global leader in data management and storage with a mission to redefine the data experience by simplifying how people manage, consume and interact with data. Our vision of an all-flash data center integrates our foundation of simplicity and reliability with four major market trends that are impacting all organizations large and small: (1) the shift to modernizing today’s data infrastructure with all-flash; (2) the increase of modern cloud-native applications; (3) increasing demand to consume data storage as a service; and (4) increasing demand for data storage to support the acceleration in artificial intelligence (AI) adoption while managing rising energy costs.
Our data storage platform (Pure Platform) supporting structured and unstructured data, at scale and across any data workloads, on premises, in the cloud, and hosted environments, makes it possible for customers to construct their Enterprise Data Clouds (EDC). EDC allows customers to serve a variety of data workloads including mission-critical production, test and development, analytics, disaster recovery, backup and restore, AI, and machine learning with a single consistent, highly automated and agile cloud operating model.
Recent Key Developments

•In March 2025, we further expanded our AI portfolio with the introduction of FlashBlade//EXA, the industry's most powerful storage platform, to empower the most demanding specialty GPU clouds and high performance computing (HPC) environments. Featuring a purpose-built, massively parallel architecture that independently scales both data and metadata, FlashBlade//EXA delivers industry-leading performance, scalability, and adaptability.

•In May 2025, we announced a partnership with Nutanix to provide a joint, integrated solution to provide customers with a seamless way to deploy and manage virtual workloads on a scalable, modern infrastructure.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to our debt, unrealized gains (losses) from mark-to-market adjustments on equity investments, and gains (losses) from foreign currency transactions.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue:
Revenue

	First Quarter of Fiscal		Change
	2025	2026	$	%
(dollars in thousands, unaudited)
Product revenue	$347,384	$372,144	$24,760	7%
Subscription services revenue	346,095	406,341	60,246	17%
Total revenue	$693,479	$778,485	$85,006	12%
The increase in product revenue during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was primarily driven by sales of our FlashArray solutions, including FlashArray//XL and FlashArray//E.
The increase in subscription services revenue during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was largely driven by increases in sales of our Evergreen//One consumption and subscription based offering and renewals of our Evergreen subscription services across our installed base.
During the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, total revenue in the United States grew 9% from $489.0 million to $530.7 million while total rest of the world revenue grew 21% from $204.5 million to $247.8 million.
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
The following table sets forth our Subscription ARR for the periods presented:

	At the End of		Year-over-Year Growth
	First Quarter of Fiscal 2025	First Quarter of Fiscal 2026	%
(dollars in thousands, unaudited)
Subscription annual recurring revenue	$1,445,501	$1,710,912	18%
The year-over-year growth in our Subscription ARR at the end of the first quarter of fiscal 2025 was 25%. The decline in year-over-year growth to 18% at the end of the first quarter of fiscal 2026 was impacted by lower Total Contract Value (TCV) sales of Evergreen//One and lower Evergreen subscriptions bundled with traditional product sales.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.7 billion at the end of the first quarter of fiscal 2026, and includes non-cancelable TCV sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Cloud Block Store consumption and subscription based offerings, as well as $55.7 million of non-cancelable product orders. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors.
TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. Year-over-year growth in RPO to 17% at the end of the first quarter of fiscal 2026 when compared to 14% at the end of fiscal 2025 was driven by both growth of TCV sales for our storage-as-a-service offerings, and strong renewals of our Evergreen subscriptions.
We expect to recognize approximately 48% of total RPO over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	First Quarter of Fiscal		Change
	2025	2026	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$97,971	$137,784	$39,813	41%
Stock-based compensation	2,782	3,266	484	17%
Total product cost of revenue	100,753	141,050	$40,297	40%
% of Product revenue	29%	38%

Subscription services cost of revenue	$88,149	$94,120	$5,971	7%
Stock-based compensation	8,871	7,162	(1,709)	(19)%
Total subscription services cost of revenue	$97,020	$101,282	$4,262	4%
% of Subscription services revenue	28%	25%

Total cost of revenue	$197,773	$242,332	$44,559	23%
% of Total revenue	29%	31%

Product gross margin	71%	62%
Subscription services gross margin	72%	75%
Total gross margin	71%	69%
The decrease in product gross margin during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was primarily due to increasing sales of our FlashBlade//E, FlashArray//E solutions as customers’ transition their cost-sensitive workloads from traditional disk solutions to flash. We also experienced higher QLC component costs. We expect product gross margin to improve as we progress through the year, driven by continued demand for our //E family of solutions and moderation of QLC flash pricing.
The increase in subscription services gross margin during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was primarily driven by (i) lower depreciation expense from increasing the estimated useful lives of assets supporting our Evergreen//One offering during the third quarter of fiscal 2025 and (ii) continued optimization and increased efficiencies in our technical services operations, combined with cost benefits from automating our service logistics workflows that support delivery of our Evergreen subscription services to our installed base. Our Evergreen//One offering, supported by our own infrastructure, demonstrate a longer estimated life as a result of deriving benefits from our technology and Evergreen support.

Operating Expenses
Stock-based compensation expense in the first quarter of fiscal 2025 included $28.7 million related to a modification of our fiscal 2024 performance restricted stock units (PRSUs), resulting in higher stock-based compensation expense when compared to the first quarter of fiscal 2026. Refer to Note 11 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
In addition, operating expenses in the first quarter of fiscal 2025 were positively impacted as a result of the workforce alignment that we initiated in the fourth quarter of fiscal 2024.
Research and Development

	First Quarter of Fiscal		Change
	2025	2026	$	%
(dollars in thousands, unaudited)
Research and development	$143,526	$172,498	$28,972	20%
Stock-based compensation	50,294	49,242	(1,052)	(2)%
Total expenses	$193,820	$221,740	$27,920	14%
% of Total revenue	28%	29%
The increase in research and development expense during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was primarily driven by an increase in employee compensation and related costs, and, to a lesser extent, an increase in data center and cloud services costs, and outside services costs.
Sales and Marketing

	First Quarter of Fiscal		Change
	2025	2026	$	%
(dollars in thousands, unaudited)
Sales and marketing	$227,453	$256,428	$28,975	13%
Stock-based compensation	23,519	22,084	(1,435)	(6)%
Total expenses	$250,972	$278,512	$27,540	11%
% of Total revenue	36%	36%
The increase in sales and marketing expense during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was primarily driven by an increase in employee compensation and related costs, and to a lesser extent, higher costs for sales and marketing events.

General and Administrative

	First Quarter of Fiscal		Change
	2025	2026	$	%
(dollars in thousands, unaudited)
General and administrative	$49,259	$52,551	$3,292	7%
Stock-based compensation	27,528	14,521	(13,007)	(47)%
Total expenses	$76,787	$67,072	$(9,715)	(13)%
% of Total revenue	11%	9%
The decrease in general and administrative expense during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was primarily driven by higher stock-based compensation as a result of the modification of our fiscal 2024 PRSUs during the first quarter of fiscal 2025.
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
Other Income (Expense), Net

	First Quarter of Fiscal		Change
	2025	2026	$
(dollars in thousands, unaudited)
Other income (expense), net	$14,091	$31,655	$17,564
The increase in other income (expense), net during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was primarily due to substantially higher net foreign exchange gains as the U.S. dollar weakened relative to certain foreign currencies.
Provision for Income Taxes

	First Quarter of Fiscal		Change
	2025	2026	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$7,326	$14,479	$7,153	98%
The increase in provision for income taxes during the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025 was primarily driven by an increase in global profits, as well as a decrease in available U.S. tax attributes to offset taxable income.

Liquidity and Capital Resources
At the end of the first quarter of fiscal 2026, we had cash, cash equivalents and marketable securities of $1.6 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts including investments to scale operations in support of our hyperscale design win with Meta, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, the timing of renewal and/or repayment of borrowings under the revolving credit facility, and cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. We may enter into equipment financing arrangements and seek additional equity or debt financing in the future.
Revolving Credit Facility
At the end of the first quarter of fiscal 2026, we had $100.0 million outstanding borrowing under the $300.0 million senior secured revolving credit facility (Existing Credit Facility). The outstanding borrowing bore weighted-average interest at an annual rate of approximately 6.83% and 5.82% during the first quarter of fiscal 2025 and 2026 based on a one-month term Secured Overnight Financing Rate (SOFR) period.
In June 2025, we entered into a Credit Agreement (2025 Credit Agreement) with a consortium of financial institutions and lenders that provides for a five-year, senior unsecured revolving credit facility of $500.0 million (2025 Credit Facility). Proceeds from borrowings under the 2025 Credit Facility may be used for general corporate purposes and working capital. Our Existing Credit Facility was terminated effective June 10, 2025 and the outstanding borrowing of $100.0 million was repaid.
The annual interest rates applicable to U.S. Dollar denominated loans under the 2025 Credit Facility are, at our option, equal to either the term SOFR or the daily simple SOFR, in each case, plus a margin initially set at 0.875% per annum. In addition, we will incur a commitment fee on the unused portion of the commitments at an initial rate of 0.075% per annum. The respective margins will fluctuate based on the then-applicable Consolidated Net Leverage Ratio.
Loans under the 2025 Credit Facility are subject to certain restrictions and a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the 2025 Credit Agreement) measured as of the last day of each fiscal quarter, commencing with the fiscal quarter ending August 3, 2025.
Letters of Credit
At the end of fiscal 2025 and the first quarter of fiscal 2026, we had outstanding letters of credit in the aggregate amount of $7.2 million and $13.5 million in connection with our facility leases and a certain employee-related benefit. The letters of credit associated with our facility leases are collateralized by either restricted cash or the Credit Facility and mature on various dates through September 2030. The letter of credit associated with a certain employee-related benefit is collateralized by restricted cash.

Share Repurchase Program and Shares Withheld to Cover Taxes
In February 2025, our Board of Directors authorized an additional $250.0 million increase to repurchase shares of our common stock under our share repurchase program, increasing the total remaining authorization amount to $271.5 million. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During the first quarter of fiscal 2026, we repurchased and retired approximately 2.5 million shares of common stock at an average purchase price of $48.10 per share for an aggregate repurchase price of $119.9 million. Approximately $151.6 million remained available for future share repurchases at the end of the first quarter of fiscal 2026.
During the first quarter of fiscal 2026, we withheld approximately 1.2 million shares to cover $60.1 million in tax withholding obligations.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Quarter of Fiscal
	2025	2026
Net cash provided by operating activities	$221,500	$283,936
Net cash used in investing activities	$(48,395)	$(111,782)
Net cash provided by (used in) financing activities	$24,974	$(149,762)
Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation and depreciation and amortization. The year-over-year increase in net cash provided by operating activities was primarily driven by lower net loss of $21.0 million and an increase of $62.5 million from changes in operating assets and liabilities, partially offset by a decrease of $16.7 million in stock-based compensation. The increase from changes in operating assets and liabilities were primarily impacted by increased collections, higher deferred revenue driven by renewal of our Evergreen subscription services across our installed base, and lower payments for employee compensation. Partial offsets to operating cash inflows were higher deferred commissions and prepayment of partner rebates.
Our primary source of cash from operating activities during the first quarter of fiscal 2025 and 2026 were from cash collections from billings for sales of our product and subscription services.
Our primary uses of cash from operating activities during the first quarter of fiscal 2025 and 2026 were payments to our contract manufacturers, payments for employee compensation, and general corporate operating expenditures.

Investing Activities
Net cash used in investing activities during the first quarter of fiscal 2026 was driven by $72.3 million in capital expenditures. Key capital expenditures included investments for: (a) equipment supporting deployments of our Evergreen//One offering; (b) data center expansion to support testing of new products and services, including for our hyperscale solution design win; and (c) developing our Pure Fusion v2 solution. Cash outflows were also impacted by net purchases of marketable securities of $39.4 million.
Net cash used in investing activities during the first quarter of fiscal 2025 was driven by $48.8 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our Evergreen//One offering, as well as the construction of our headquarters facility.
Financing Activities
Net cash used in financing activities during the first quarter of fiscal 2026 was primarily driven by cash outflows related to share repurchases of $119.9 million and tax withholding remittances on vesting of equity awards of $61.3 million, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan (ESPP) of $27.2 million, and exercise of stock options of $5.4 million. The year-over-year increase in tax withholding remittances on vested equity awards was due to extending the net-share settlement of equity awards to satisfy tax withholding obligations to the majority of our employees in June 2024 whereas previously, shares were sold to cover such tax withholding obligations.
Net cash provided by financing activities during the first quarter of fiscal 2025 was primarily driven by proceeds from the issuance of common stock under our ESPP of $25.3 million, and exercise of stock options of $13.2 million, partially offset by cash outflows related to tax withholding remittances on vested equity awards of $12.5 million.
Contractual Obligations and Commitments
Except as set forth in Notes 6 to 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for fiscal 2025.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures.
We evaluate our estimates and assumptions on an ongoing basis. Our estimates and judgments are based on historical experience, forecasted events and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We deem an accounting policy to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our condensed consolidated financial statements. Refer to Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policy and Estimates” in our latest Form 10-K for our fiscal year ended February 2, 2025. There have been no material changes to our critical accounting policies and estimates since this Form 10-K filed on March 27, 2025.

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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the first quarter of fiscal 2026 we had cash, cash equivalents and marketable securities of $1.6 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $8.8 million at the end of the first quarter of fiscal 2026.
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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the first quarter of fiscal 2026 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $6.8 million at the end of the first quarter of fiscal 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the first quarter of fiscal 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2026 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•We are devoting significant resources toward developing flash storage solutions for hyperscalers. We have secured a design win with a major hyperscale customer, but there can be no assurance that our efforts will be successful or lead to any sales.

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
We rely on contract manufacturers and component vendors, some of which are located outside the United States. As such, the importation of our products and the underlying components may be affected by changes in applicable tariffs, trade agreements, and trade policies, and expose us to risks associated with doing business globally. The United States and other countries in our supply chain or in which we have sales have imposed and may impose additional tariffs, duties, quotas, or other restrictions or regulations, or may adversely adjust prevailing tariff levels, quotas, duties, or other restrictions or regulations. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Additionally, changes in U.S. administrative policy from the recent U.S. presidential and congressional elections may lead to significant changes in tariffs for imported goods among other possible changes. The imposition of tariffs on our products or their underlying components may require us to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability.
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
We are devoting significant resources toward developing flash storage solutions for hyperscalers. We have secured a design win with a major hyperscale customer, but there can be no assurance that our efforts will be successful or lead to any sales.
We are devoting significant resources in our efforts to develop flash storage solutions for hyperscalers, and secured a design win with Meta in fiscal 2025. A design win means the customer has tested our solution, verified that it meets the customer’s requirements, and qualified our solution for the customer’s use. Achieving a design win with a major hyperscaler requires us to dedicate significant resources and investment, and undertake significant NAND flash purchase commitments, in pursuit of a single customer opportunity without any guarantee of revenue. While we believe the opportunity to sell our solutions to hyperscalers that replace their bulk disk and hybrid disk storage is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue, we may never generate any revenue from such sales.
Further, while we expect our Meta design win will lead to meaningful revenue contribution beginning in our fiscal year 2027, a design win does not guarantee sales. Even after we secure a customer design win, the customer could choose to delay or cancel purchasing or licensing our technology and services. It is therefore difficult to predict the volume and timing of sales, if any, that will follow from any design win that we secure.
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
We face intense competition from a number of established companies that sell competing storage products, including Dell EMC, HP Enterprise, Huawei, Hitachi Vantara, IBM, and NetApp. We also compete against cloud providers and vendors of hyperconverged products, which combine compute, networking and storage. These providers are growing and expanding their product offerings, potentially displacing some demand for our products. In addition, some of our competitors offer bundled products and services in order to reduce the initial cost of their storage products. Further, some of our competitors offer their storage products either at significant discounts or even for free in competing against us. Our competitors may have:
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
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to component quality and inflationary pressure. In addition, we must invest to scale our supply chain, including to ensure a sufficient supply of flash to support our recent hyperscaler design win. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. Our forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we have excess supply, we may reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that exacerbate other risk factors and result in delayed revenue, reduced product margins or lost sales opportunities altogether. If we are unable to effectively manage our supply and inventory, including the supply of flash necessary to fulfill potential hyperscaler demand, our results of operations could be adversely affected.
If we fail to successfully maintain or grow our relationships with partners, our business, operating results and financial condition could be harmed.
Our future success is highly dependent upon our ability to establish and maintain successful relationships with our partners, including value-added resellers, service providers and systems integrators. In addition to selling our Pure Platform, our partners may offer installation, post-sale service and support in their local markets. In markets where we rely on partners more heavily, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our Pure Platform or the quality or responsiveness of the support and services being offered. Moreover, because our success depends on our partner relationships, we have recently increased our partner incentive compensation arrangements which we expect to negatively impact revenue. However, there can be no assurance that this increased incentive compensation will result in a corresponding increase in our sales. Any failure on our part to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services provided to our customers, could harm our business, operating results and financial condition.
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
As we introduce new or enhanced offerings, we must successfully manage their launch and customer adoption. If we are not able to successfully manage the development and release of new or enhanced offerings, our business, operating results and financial condition could be harmed. Similarly, if we fail to introduce new or enhanced offerings, such as new or improved software features, that meet our customers’ needs in a timely or cost-effective fashion, we may lose market share and our operating results could be adversely affected.
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
Once our customers deploy our Pure Platform, they depend on our customer experience organization to drive non-disruptive upgrades and resolve technical issues. Our ability to provide effective technical services largely depends on our ability to attract, train and retain qualified personnel, as well as engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our reputation and on recommendations and reviews from our existing customers. We may need to provide customized installation and configuration services to our customers before our Pure Platform is fully operational in their environments. Any failure to maintain, or a market perception that we do not maintain, high-quality technical services and support could harm our reputation, our ability to sell our Pure Platform to existing and prospective customers and our business.
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
•our ability to develop, introduce and ship new offerings that meet customer requirements and to effectively manage product transitions;
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
We expect that our future growth will continue to place strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower than, or develop slower than we expect or may never materialize. Investors should not consider our revenue growth in prior periods as indicative of our future performance. In future periods, we may not achieve similar percentage revenue growth rates as we have achieved in some past periods. If we are unable to maintain adequate revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. If we are unable to manage our growth successfully, we may not be able to take advantage of market opportunities or release new offerings in a timely manner, and we may fail to satisfy customer expectations, maintain product quality, execute on our business plan or adequately respond to competitive pressures, each of which could adversely impact our growth and affect our business and operating results.
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
We devote significant resources to network security, authentication technologies, data encryption, employee training and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the material adverse impacts that may arise from a security incident. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems. The techniques used by malicious actors change frequently and are often not recognized until launched against a target. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks, including, without limitation, source code for our products and services or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen. Additionally, an effective attack could disrupt the proper functioning of our Pure Platform, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions.
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
If any of these types of security incidents occurs and we are unable to protect our Pure Platform, systems and data, or if we are perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our Pure Platform could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information. For a description of our processes for assessing, identifying and managing material risks from cybersecurity threats, see Part 1. Item 1C. Cybersecurity in our Annual Report on Form 10-K filed on March 27, 2025.

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
In addition, sustainability reporting and disclosure requirements continue to evolve, with increasing global regulation. Companies must develop an expanded set of metrics and measures, data collection and processing, controls, and reporting processes in order to meet regulatory requirements. As global sustainability regulatory requirements evolve, this could lead to disruptions in our product manufacturing, increase our operating costs, and harm our profitability. If we fail, or are seen as failing, to effectively respond to sustainability regulatory requirements, our reputation and brand could be harmed, demand for our offerings could decline, and our profitability could be adversely impacted. Sustainability at Pure Storage includes but is not limited to topics such as environmental, human capital, ethics, data security, and privacy.
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
Risks Related to Our Credit Facility
Restrictive covenants in the agreement governing our revolving credit facility may restrict our ability to pursue business strategies.
In June 2025, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior unsecured revolving credit facility of $500.0 million (Credit Facility). We can borrow, repay and re-borrow funds under this Credit Facility at any time through June 2030, subject to customary borrowing conditions, for general corporate purposes and working capital.
The agreement governing our Credit Facility includes a financial covenant and other restrictive covenants that limit our ability, among other things, to incur additional indebtedness; consolidate or merge; and incur liens, and such restrictions could limit our ability to engage in activities that may be in our long term best interest. Our failure to comply with the financial covenant and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings thereunder.
Risks Related to Our Common Stock
The trading price of our common stock has been and may continue to be volatile, and an active, liquid, and orderly market for our common stock may not be sustained.
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $72.37, through June 4, 2025. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the first quarter of fiscal 2026 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
February 3, 2025 - March 2, 2025	$63.35	434	$244,013
March 3, 2025 - March 30, 2025	$49.77	954	$196,516
March 31, 2025 - May 4, 2025	$40.66	1,104	$151,642
(1) In February 2025, our Board of Directors authorized share repurchases of up to an additional $250.0 million of our common stock. See “Liquidity and Capital Resources—Share Repurchase Program” included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the first quarter of fiscal 2026 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
February 3, 2025 - March 2, 2025	$—	—	$—
March 3, 2025 - March 30, 2025	$51.52	1,167	$60,147
March 31, 2025 - May 4, 2025	$—	—	$—
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
5(a) Matters Requiring Disclosure on Current Report Form 8-K
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 – Entry into a Material Definitive Agreement.”
On June 10, 2025, we entered into a Credit Agreement (the Credit Agreement), among the Company, the lenders party thereto, the swingline loan lender and issuing lender party thereto and PNC Bank, National Association, as administrative agent. The Credit Agreement replaces our existing Credit Agreement, dated as of August 24, 2020, which was repaid in full and terminated effective June 10, 2025.
The Credit Agreement provides for $500.0 million in aggregate amount of commitments for senior unsecured revolving loans, which will mature on June 10, 2030 unless otherwise extended. Proceeds from any borrowings under the Credit Agreement may be used for general corporate purposes. The Credit Agreement is unsecured and is not guaranteed by any subsidiary of the Company.

U.S. Dollar denominated loans under the Credit Agreement will bear interest, at the option of the Company, at either the term SOFR rate or the daily simple SOFR rate (each determined in accordance with the Credit Agreement), in each case, plus an applicable margin initially set at 0.875% per annum. Loans denominated in a currency other than U.S. Dollars bear interest at the rates specified in the Credit Agreement. The Credit Agreement has a commitment fee, which will initially accrue at a rate of 0.075% per annum, on the undrawn amount of the aggregate commitments of the lenders. The applicable margin over the term SOFR rate and the daily simple SOFR rate, as well as the commitment fee, will fluctuate as described in the Credit Agreement.
The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. In addition, the Credit Agreement requires that the Company maintain a consolidated net leverage ratio as of the end of each fiscal quarter, as described in the Credit Agreement. “Events of default” under the Credit Agreement include payment defaults; material misrepresentations; breach of covenants; certain defaults with respect to indebtedness; certain judgement defaults ; the occurrence of a change of control; and certain events of bankruptcy or insolvency (all as defined in the Credit Agreement).
At closing, approximately $1.9 million of letters of credit have been issued under the Credit Agreement, transitioned from outstanding letters of credit under the Existing Credit Agreement, but no borrowings have been drawn.
The foregoing summary of the Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Credit Agreement, which is attached hereto as Exhibit 10.12 and is incorporated herein by reference.
5(c) Securities Trading Plans of Directors and Executive Officers
During the first quarter of fiscal 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Reference is made to Exhibits 3.1 and 3.2
10.12*
Credit Agreement, dated as of June 10, 2025 by and among Pure Storage, Inc., the lenders party thereto, the swingline loan lender and issuing party thereto and PNC Bank, National Association, as administrative agent.

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

PURE STORAGE, INC.

Date:	June 10, 2025	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 10, 2025	By:	/s/ KEVAN KRYSLER
Kevan Krysler
Chief Financial Officer (Principal Financial Officer)