Form 10-Q
period 2025-08-03
Pure Storage, Inc.
filed 2025-09-10
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2025
OR
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

As of September 3, 2025, the registrant had 328,636,590 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended August 3, 2025

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, inflation, interest rates, tariffs, currency fluctuations and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including our ability to expand sales with our current hyperscale customer and achieve design wins with new hyperscale customers, the timing and magnitude of sales in connection with our design win announcement with a hyperscaler, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to meet hyperscalers’ performance and price requirements, our ability to realize benefits from our acquisitions and investments, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, including ongoing development and customer adoption of new products and the Enterprise Data Cloud architecture (including Pure FusionTM), our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2025	Second Quarter of Fiscal 2026

ASSETS
Current assets:
Cash and cash equivalents	$723,583	$887,849
Marketable securities	798,237	649,661
Accounts receivable, net of allowance of $940 and $509	680,862	530,481
Inventory	42,810	46,812
Deferred commissions, current	99,286	104,795
Prepaid expenses and other current assets	222,501	305,140
Total current assets	2,567,279	2,524,738
Property and equipment, net	461,731	544,119
Operating lease right-of-use assets	146,655	191,202
Deferred commissions, non-current	229,334	235,220
Intangible assets, net	19,074	11,143
Goodwill	361,427	361,427
Restricted cash	12,553	19,770
Other assets, non-current	165,889	138,918
Total assets	$3,963,942	$4,026,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,385	$112,162
Accrued compensation and benefits	230,040	212,869
Accrued expenses and other liabilities	156,791	156,720
Operating lease liabilities, current	43,489	46,460
Deferred revenue, current	953,836	1,006,197
Debt, current	100,000	—
Total current liabilities	1,596,541	1,534,408
Operating lease liabilities, non-current	137,277	176,253
Deferred revenue, non-current	841,467	904,867
Other liabilities, non-current	82,182	92,188
Total liabilities	2,657,467	2,707,716
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 326,102 and 328,315 Class A shares issued and outstanding	33	33
Additional paid-in capital	2,674,500	2,652,761
Accumulated other comprehensive income	954	1,916
Accumulated deficit	(1,369,012)	(1,335,889)
Total stockholders’ equity	1,306,475	1,318,821
Total liabilities and stockholders’ equity	$3,963,942	$4,026,537

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026

Revenue:
Product	$402,595	$446,303	$749,979	$818,447
Subscription services	361,176	414,699	707,271	821,040
Total revenue	763,771	861,002	1,457,250	1,639,487
Cost of revenue:
Product	129,723	150,296	230,476	291,346
Subscription services	93,968	106,370	190,988	207,652
Total cost of revenue	223,691	256,666	421,464	498,998
Gross profit	540,080	604,336	1,035,786	1,140,489
Operating expenses:
Research and development	195,490	242,026	389,310	463,766
Sales and marketing	250,267	285,890	501,239	564,402
General and administrative	69,445	71,549	146,232	138,621
Restructuring and impairment	—	—	15,901	—
Total operating expenses	515,202	599,465	1,052,682	1,166,789
Income (loss) from operations	24,878	4,871	(16,896)	(26,300)
Other income (expense), net	19,437	45,700	33,528	77,355
Income before provision for income taxes	44,315	50,571	16,632	51,055
Provision for income taxes	8,641	3,453	15,967	17,932
Net income	$35,674	$47,118	$665	$33,123
Net income per share attributable to common stockholders, basic	$0.11	$0.14	$0.00	$0.10
Net income per share attributable to common stockholders, diluted	$0.10	$0.14	$0.00	$0.10
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	326,326	327,594	324,458	327,066
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	343,443	337,734	341,509	337,306

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026

Net income	$35,674	$47,118	$665	$33,123
Other comprehensive income:
Unrealized net gains on available-for-sale securities	8,313	995	6,673	1,969
Less: reclassification adjustment for net gains on available-for-sale securities included in net income	(22)	(910)	(184)	(1,007)
Change in unrealized net gains on available-for-sale securities	8,291	85	6,489	962
Comprehensive income	$43,965	$47,203	$7,154	$34,085

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	Second Quarter of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2025	325,181	$33	$2,890,284	$(5,584)	$(1,510,760)	$1,373,973
Issuance of common stock upon exercise of stock options	373	—	4,545	—	—	4,545
Stock-based compensation expense	—	—	106,861	—	—	106,861
Vesting of restricted stock units	3,026	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(1,115)	—	(76,183)	—	—	(76,183)
Other comprehensive income	—	—	—	8,291	—	8,291
Net income	—	—	—	—	35,674	35,674
Balance at the end of the second quarter of fiscal 2025	327,465	$33	$2,925,507	$2,707	$(1,475,086)	$1,453,161

	Second Quarter of Fiscal 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2026	326,938	$33	$2,625,198	$1,831	$(1,383,007)	$1,244,055
Issuance of common stock upon exercise of stock options	485	—	8,095	—	—	8,095
Stock-based compensation expense	—	—	119,509	—	—	119,509
Vesting of restricted stock units	2,756	—	—	—	—	—
Tax withholding on vesting of equity awards	(1,092)	—	(57,799)	—	—	(57,799)
Repurchases of common stock	(772)	—	(42,242)	—	—	(42,242)
Other comprehensive income	—	—	—	85	—	85
Net income	—	—	—	—	47,118	47,118
Balance at the end of the second quarter of fiscal 2026	328,315	$33	$2,652,761	$1,916	$(1,335,889)	$1,318,821

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	First Two Quarters of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094
Issuance of common stock upon exercise of stock options	1,407	—	17,768	—	—	17,768
Stock-based compensation expense	—	—	221,478	—	—	221,478
Vesting of restricted stock units	6,705	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(1,365)	—	(88,661)	—	—	(88,661)
Common stock issued under employee stock purchase plan	1,195	—	25,328	—	—	25,328
Other comprehensive income	—	—	—	6,489	—	6,489
Net income	—	—	—	—	665	665
Balance at the end of the second quarter of fiscal 2025	327,465	$33	$2,925,507	$2,707	$(1,475,086)	$1,453,161

	First Two Quarters of Fiscal 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2025	326,102	$33	$2,674,500	$954	$(1,369,012)	$1,306,475
Issuance of common stock upon exercise of stock options	833	—	13,458	—	—	13,458
Stock-based compensation expense	—	—	217,687	—	—	217,687
Vesting of restricted stock units	5,733	—	—	—	—	—
Tax withholding on vesting of equity awards	(2,259)	—	(117,946)	—	—	(117,946)
Common stock issued under employee stock purchase plan	1,170	—	27,240	—	—	27,240
Repurchases of common stock	(3,264)	—	(162,178)	—	—	(162,178)
Other comprehensive income	—	—	—	962	—	962
Net income	—	—	—	—	33,123	33,123
Balance at the end of the second quarter of fiscal 2026	328,315	$33	$2,652,761	$1,916	$(1,335,889)	$1,318,821

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Two Quarters of Fiscal
	2025	2026

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$665	$33,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,827	69,697
Stock-based compensation expense	217,884	213,668
Noncash portion of lease impairment and abandonment	3,270	—
Unrealized gain on equity security	—	(30,401)
Other	2,726	7,027
Changes in operating assets and liabilities:
Accounts receivable, net	245,721	150,381
Inventory	(6,661)	(12,268)
Deferred commissions	6,153	(11,395)
Prepaid expenses and other assets	(27,006)	(33,401)
Operating lease right-of-use assets	16,528	19,958
Accounts payable	(13,158)	(3,146)
Accrued compensation and other liabilities	(78,732)	602
Operating lease liabilities	(18,257)	(23,513)
Deferred revenue	29,137	115,761
Net cash provided by operating activities	448,097	496,093
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(108,853)	(134,373)
Purchases of strategic investments	(6,081)	—
Purchases of marketable securities and other	(264,370)	(256,128)
Sales of marketable securities	48,424	270,987
Maturities of marketable securities	197,984	137,507
Net cash provided by (used in) investing activities	(132,896)	17,993
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	17,768	13,458
Proceeds from issuance of common stock under employee stock purchase plan	25,328	27,240
Payments of financing costs for revolving credit facility	—	(2,080)
Principal payments on borrowings and finance lease obligations	(3,935)	(101,125)
Tax withholding on vesting of equity awards	(86,686)	(117,461)
Repurchases of common stock	—	(162,178)
Net cash used in financing activities	(47,525)	(342,146)
Net increase in cash, cash equivalents and restricted cash	267,676	171,940
Cash, cash equivalents and restricted cash, beginning of period	712,131	737,750
Cash, cash equivalents and restricted cash, end of period	$979,807	$909,690

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$965,028	$887,849
Restricted cash	14,779	21,841
Cash, cash equivalents and restricted cash, end of period	$979,807	$909,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,520	$2,122
Cash paid for income taxes	$23,154	$21,141
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$14,214	$19,129

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2025 was February 2, 2025 and for fiscal 2026 will be February 1, 2026. The second quarter of fiscal 2025 and 2026 ended on August 4, 2024 and August 3, 2025. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2026 or any future period.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Cash
Restricted cash is associated with our letters of credit for leases and certain employee-related benefits. At the end of fiscal 2025 and the second quarter of fiscal 2026, we had restricted cash of $14.2 million and $21.8 million. Included in these amounts are $1.6 million and $2.0 million classified as prepaid expenses and other current assets in our condensed consolidated balance sheets.
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
We measure our cash equivalents, marketable securities, publicly held equity security, and restricted cash at fair value on a recurring basis. We classify these assets within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize our assets that were measured at fair value on a recurring basis by significant investment categories and their classification within the fair value hierarchy and in our condensed consolidated balance sheets at the end of fiscal 2025 and the second quarter of fiscal 2026 (in thousands):

	At the End of Fiscal 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$264,067	$258,750	$—	$5,317
Level 2
U.S. government treasury notes	360,578	735	(146)	361,167	27,663	333,504	—
U.S. government agencies	1,400	—	—	1,400	—	1,400	—
Corporate debt securities	395,532	1,903	(55)	397,380	—	397,380	—
Foreign government bonds	700	3	—	703	—	703	—
Asset-backed securities	64,926	331	(7)	65,250	—	65,250	—
Total	$823,136	$2,972	$(208)	$1,089,967	$286,413	$798,237	$5,317

	At the End of the Second Quarter of Fiscal 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash	Prepaid Expenses and Other Current Assets
Level 1
Money market accounts	$—	$—	$—	$245,652	$233,375	$—	$12,277	$—
Equity security (1)	24,999	30,401	—	55,400	—	—	—	55,400
Level 2
U.S. government treasury notes	304,858	989	(31)	305,816	45,636	260,180	—	—
U.S. government agencies	9,201	25	—	9,226	—	9,226	—	—
Corporate debt securities	326,535	2,392	—	328,927	—	328,927	—	—
Foreign government bonds	1,685	1	—	1,686	—	1,686	—	—
Asset-backed securities	47,409	347	—	47,756	—	47,756	—	—
Municipal bonds	1,883	3	—	1,886	—	1,886	—	—
Total	$716,570	$34,158	$(31)	$996,349	$279,011	$649,661	$12,277	$55,400
_________________________________
(1) Subject to short-term lock-up restriction.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Second Quarter of Fiscal 2026
	Amortized Cost	Fair Value
Due within one year	$199,371	$199,744
Due in one to five years	443,865	447,187
Due in five to ten years	2,699	2,730
Total	$645,935	$649,661
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the second quarter and the first two quarters of fiscal 2025 and 2026. The following table presents the fair values and gross unrealized losses for those investments that were in a continuous unrealized loss position at the end of fiscal 2025 and the second quarter of fiscal 2026, aggregated by investment category (in thousands):

	At the End of Fiscal 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$99,397	$(146)	$—	$—	$99,397	$(146)
Corporate debt securities	33,619	(55)	1,998	—	35,617	(55)
Asset-backed securities	10,702	(7)	30	—	10,732	(7)
Total	$143,718	$(208)	$2,028	$—	$145,746	$(208)

	At the End of the Second Quarter of Fiscal 2026
	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government treasury notes	$45,951	$(31)
Corporate debt securities	1,483	—
Asset-backed securities	671	—
Total	$48,105	$(31)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. At the end of fiscal 2025 and the second quarter of 2026, the carrying amount of these investments was $36.7 million and $11.7 million and included primarily in other assets, non-current in our condensed consolidated balance sheets. During the first quarter of fiscal 2026, one of the privately-held companies completed its initial public offering and as a result its fair value at the end of the second quarter of fiscal 2026 is included in the above fair value hierarchy table as Level 1. In August 2025, we sold this equity security for $52.5 million realizing a gain of $27.5 million.
Strategic investments that are remeasured due to an observable event or impairment are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. No remeasurements occurred during the second quarter and first two quarters of fiscal 2025 and 2026.
Other Financial Instruments
The investments held in our nonqualified deferred compensation plan trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $8.4 million and $12.1 million at the end of fiscal 2025 and the second quarter of fiscal 2026.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2025	Second Quarter of Fiscal 2026
Raw materials	$9,616	$10,127
Finished goods	33,194	36,685
Inventory	$42,810	$46,812
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2025	Second Quarter of Fiscal 2026
Test and infrastructure equipment (1)	$457,033	$491,186
Computer equipment and software	393,623	444,482
Furniture and fixtures	13,948	14,476
Leasehold improvements	102,002	106,761
Capitalized software development costs	65,824	81,111
Total property and equipment	1,032,430	1,138,016
Less: accumulated depreciation and amortization	(570,699)	(593,897)
Property and equipment, net	$461,731	$544,119
_________________________________
(1) Includes finance lease right-of-use assets. Refer to Note 8.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Depreciation and amortization expense related to property and equipment was $33.1 million and $32.6 million for the second quarter of fiscal 2025 and 2026, and $64.2 million and $62.9 million for the first two quarters of fiscal 2025 and 2026.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2025			Second Quarter of Fiscal 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$20,875	$(17,652)	$3,223	$20,875	$(18,511)	$2,364
Developed technology	83,211	(69,812)	13,399	83,211	(76,424)	6,787
Customer relationships	6,459	(4,007)	2,452	6,459	(4,467)	1,992
Intangible assets, net	$110,545	$(91,471)	$19,074	$110,545	$(99,402)	$11,143

Intangible assets amortization expense was $3.9 million and $4.0 million for the second quarter of fiscal 2025 and 2026, and $7.8 million and $8.0 million for the first two quarters of fiscal 2025 and 2026. At the end of the second quarter of fiscal 2026, the weighted-average remaining amortization period was 0.6 year for technology patents, 0.5 year for developed technology, and 2.2 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the second quarter of fiscal 2026, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2026	$5,336
2027	3,543
2028	1,498
2029	604
2030	162
Total	$11,143
Goodwill
As of the end of fiscal 2025 and the second quarter of fiscal 2026, goodwill was $361.4 million. There were no impairments to goodwill for the second quarter and first two quarters of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2025	Second Quarter of Fiscal 2026
Taxes payable	$16,176	$11,175
Accrued marketing	26,619	39,628
Engineering-related accruals (1)	12,802	6,308
Supply chain-related accruals (2)	19,927	23,858
Accrued service logistics and professional services	10,286	10,309
Finance lease liabilities, current	387	620
Customer deposits from contracts with customers	31,143	29,167
Other accrued liabilities	39,451	35,655
Total accrued expenses and other liabilities	$156,791	$156,720
_________________________________
(1) Primarily consists of subscription cloud services and outside services costs.
(2) Primarily consists of accruals related to our inventory and inventory purchase commitments with our contract manufacturers.
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026
Beginning balance	$296,626	$332,277	$304,332	$328,620
Additions	39,415	53,100	69,040	99,027
Recognition of deferred commissions	(37,862)	(45,362)	(75,193)	(87,632)
Ending balance	$298,179	$340,015	$298,179	$340,015
Of the $340.0 million total deferred commissions balance at the end of the second quarter of fiscal 2026, we expect to recognize approximately 31% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the second quarter and first two quarters of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026
Beginning balance	$1,601,476	$1,827,545	$1,594,522	$1,795,303
Additions	367,722	495,801	709,511	923,488
Recognition of deferred revenue	(345,538)	(412,282)	(680,373)	(807,727)
Ending balance	$1,623,660	$1,911,064	$1,623,660	$1,911,064
Revenue recognized during the second quarter of fiscal 2025 and 2026 from deferred revenue at the beginning of each respective period was $301.8 million and $344.4 million. Revenue recognized during the first two quarters of fiscal 2025 and 2026 from deferred revenue at the beginning of each respective period was $519.8 million and $586.6 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.8 billion at the end of the second quarter of fiscal 2026. Total RPO includes $68.2 million in remaining non-cancelable product orders, of which $59.0 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.8 billion RPO at the end of the second quarter of fiscal 2026, we expect to recognize approximately 46% over the next 12 months, and the remainder thereafter.
Note 6. Debt
Revolving Credit Facility
In June 2025, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior unsecured revolving credit facility of $500.0 million (Credit Facility) that expires on June 10, 2030, unless otherwise extended. Proceeds from borrowings under the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility replaced our prior $300.0 million revolving credit facility in which the outstanding borrowings of $100.0 million was repaid in full and terminated effective June 10, 2025.
U.S. Dollar denominated borrowings under the Credit Facility will bear interest, at our option, at a base rate, subject to a floor of 0%, plus a margin ranging from 0% to 0.50%, or the term Secured Overnight Financing Rate (SOFR) rate (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 0.875% to 1.50%. Interest is payable quarterly in arrears with respect to base rate borrowings and at the end of the interest period with respect to term SOFR borrowing. We are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.075% to 0.20% per annum, payable quarterly in arrears. The respective margins will fluctuate based on the then-applicable Consolidated Net Leverage Ratio (as defined in the Credit Agreement) and, if available, our debt rating.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of the second quarter of fiscal 2026, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Note 7. Commitments and Contingencies
Leases
At the end of the second quarter of fiscal 2026, we had various non-cancelable operating and finance lease commitments for office and data center facilities. Refer to Note 8—Leases for additional information regarding lease commitments.
Letters of Credit
At the end of fiscal 2025 and the second quarter of fiscal 2026, we had outstanding letters of credit in the aggregate amount of $7.2 million and $14.3 million in connection with our facility leases and a certain employee-related benefit. The letters of credit associated with our facility leases are collateralized by either restricted cash or the 2025 Credit Facility and mature on various dates through December 2031. The letter of credit associated with the certain employee-related benefit is collateralized by restricted cash.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded in our condensed consolidated balance sheet as of the end of the second quarter of fiscal 2026.
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
Note 8. Leases
We lease office and data center facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the second quarter of fiscal 2026, we modified an existing lease related to a data center that resulted in incremental lease payments of $49.7 million.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three to five years and contain a bargain purchase option that we have exercised or expect to exercise at the end of the respective lease terms.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of lease costs during the periods presented were as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026
Fixed operating lease cost	$11,548	$13,407	$22,537	$26,274

Variable lease cost (1)	3,202	3,749	6,794	5,782
Short-term lease cost (12 months or less)	957	1,177	1,854	2,303

Finance lease cost:
Amortization of finance lease right-of-use assets	1,100	606	2,200	1,137
Interest on finance lease liabilities	62	39	125	50
Total finance lease cost	$1,162	$645	$2,325	$1,187

Total lease cost	$16,869	$18,978	$33,510	$35,546
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2025	Second Quarter of Fiscal 2026
Operating leases:
Weighted-average remaining lease term (in years)	4.9	5.0
Weighted-average discount rate	7.4%	6.7%

Finance leases:
Finance lease right-of-use assets, net (1)	$5,555	$6,524

Finance lease liabilities, current (2)	$387	$620
Finance lease liabilities, non-current (3)	—	2,258
Total finance lease liabilities	$387	$2,878
Weighted-average remaining lease term (in years)	1.0	4.6
Weighted-average discount rate	3.3%	5.5%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental cash flow information related to leases is as follows (in thousands):

	First Two Quarters of Fiscal
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$22,916	$29,384
Financing cash outflows for finance leases	$3,337	$1,046
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$28,636	$65,461
Finance leases	$—	$3,059
Future lease payments under our non-cancelable leases at the end of the second quarter of fiscal 2026 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
Remainder of 2026	$31,550	$64
2027	49,456	704
2028	53,433	704
2029	44,878	704
2030	41,642	704
Thereafter	41,801	410
Total future lease payments	262,760	3,290
Less: imputed interest	(40,047)	(412)
Present value of total lease liabilities	$222,713	$2,878
Lessor Arrangement
We, as a lessor, have entered into non-cancelable arrangements to lease our data storage solutions and subscription services. The arrangements include multiple seven-year leases that either commenced during fiscal 2025 or will commence in fiscal 2026 with total net consideration of $258.6 million. The arrangements provide an end-of-term option to purchase the leased assets for a pre-determined price.
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
We recognized $8.0 million and $15.2 million in product revenue related to the sales-type lease components during the second quarter and first two quarters of fiscal 2025. The associated profit was $6.1 million and $11.4 million, based on the product revenue recognized less certain costs, during the second quarter and first two quarters of fiscal 2025. No product revenue was recognized during the second quarter and first two quarters of fiscal 2026. Subscription services revenue related to the operating lease and non-lease components recognized was $1.9 million and $4.8 million during the second quarter of fiscal 2025 and 2026 and $2.1 million and $12.0 million during the first two quarters of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future minimum gross lease payments for the leases that have commenced allocated to the sales-type leases and operating lease components are as follows (in thousands). The remaining lease payments of $91.9 million allocated to the non-lease components are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Lease
Remainder of 2026	$5,745	$2,908
2027	8,990	4,749
2028	11,434	2,304
2029	13,738	—
2030	13,738	—
Thereafter	20,985	—
Total future lease payments to be received	$74,630	$9,961
Note 9. Restructuring and Impairment
Workforce Realignment
In February 2024, we initiated a workforce realignment plan (the Plan) to better align our resources with our business strategy that reduced our headcount by nearly 250 employees globally. We recognized total restructuring costs of $27.9 million associated with one-time severance and other termination benefits, of which $9.9 million was recognized in the first quarter of 2025. Of the restructuring costs recognized in the first quarter of 2025, $0.4 million is presented in cost of revenue in our condensed consolidated statement of operations for the first two quarters of fiscal 2025. The Plan was completed by the third quarter of fiscal 2025.
Facilities Abandonment and Impairment
During the first quarter of 2025, we recognized $6.4 million in incremental abandonment and impairment charges related to certain leases associated with our former corporate headquarters that we ceased use during the second quarter of fiscal 2024. The incremental impairment charge represents the amount that the carrying value of the underlying asset exceeded its estimated fair value, which was determined by utilizing a discounted cash flow approach that incorporated revised sublease assumptions.
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the second quarter of fiscal 2026, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our “common stock”, and Class B common stock. At the end of the second quarter of fiscal 2026, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the second quarter of fiscal 2026, 328.3 million shares of Class A common stock were issued and outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase Program
In February 2025, our Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total remaining authorization for future share repurchases to $271.5 million. During the second quarter of fiscal 2026, we repurchased and retired approximately 0.8 million shares of our common stock at an average purchase price of $54.70 per share for an aggregate repurchase price of $42.2 million. During the first two quarters of fiscal 2026, we repurchased and retired approximately 3.3 million shares of our common stock at an average purchase price of $49.66 per share for an aggregate repurchase price of $162.1 million. At the end of the second quarter of fiscal 2026, $109.4 million remained available for future share repurchases under our current repurchase authorization.
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
Upon vesting of equity awards, 1.1 million shares were withheld during both the second quarter of fiscal 2025 and 2026 to cover $76.2 million and $57.8 million in tax withholding obligations, and 1.4 million shares and 2.3 million shares were withheld to cover $88.7 million and $117.9 million in tax withholding obligations during the first two quarters of fiscal 2025 and 2026. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our condensed consolidated statements of cash flows.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. No ESPP reset occurred during the second quarter and first two quarters of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense related to our 2015 ESPP was $8.3 million and $6.7 million during the second quarter of fiscal 2025 and 2026, and $16.3 million and $14.2 million during the first two quarters of fiscal 2025 and 2026. At the end of the second quarter of fiscal 2026, total unrecognized stock-based compensation cost related to our 2015 ESPP was $37.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2025	2,426,214	$14.07	2.0	$130,798
Options exercised	(833,447)	16.15
Balance at the end of the second quarter of fiscal 2026	1,592,767	$12.98	1.8	$66,605
Vested and exercisable at the end of the second quarter of fiscal 2026	1,592,767	$12.98	1.8	$66,605
The aggregate intrinsic value of options vested and exercisable at the end of the second quarter of fiscal 2026 is calculated based on the difference between the exercise price and the closing price of $54.51 of our common stock on the last day of the second quarter of fiscal 2026.
Stock-based compensation expense related to stock options was fully recognized in fiscal 2025 and was not material during the second quarter and first two quarters of fiscal 2025.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	19,299,290	$37.20	$1,308,299
Granted	8,827,204	43.70
Vested	(5,061,913)	34.35
Forfeited or canceled (1)	(1,130,800)	39.36
Unvested balance at the end of the second quarter of fiscal 2026	21,933,781	$40.37	$1,195,610
_________________________________
(1) Represents the number of shares granted under the RSU awards that were forfeited due to termination of employment or canceled.
Stock-based compensation expense related to RSUs was $79.7 million and $89.1 million during the second quarter of fiscal 2025 and 2026, and $147.4 million and $166.3 million during the first two quarters of fiscal 2025 and 2026. At the end of the second quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested RSUs was $836.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. Generally, the number of earned shares vest over three years from the date of grant subject to continuous service.
A summary of the PRSU activity under our 2015 Plan and related information is as follows:

	Number of PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	1,849,045	$41.34	$125,347
Granted (1)	1,426,345	55.12
Vested and earned (2)	(670,820)	38.21
Unearned (3)	(284,928)	49.46
Forfeited or canceled (4)	(31,462)	53.50
Unvested balance at the end of the second quarter of fiscal 2026	2,288,180	$49.66	$124,729
____________________________________
(1) Represents the number of shares that may be earned at the target percentage of 100% depending on the achievement of fiscal 2026 performance conditions.
(2) Represents the number of shares earned in which the service condition has also been satisfied.
(3) Represents the number of shares canceled as a result of not fully achieving the fiscal 2025 performance conditions.
(4) Represents the number of shares granted under the PRSU awards that were forfeited due to termination of employment or canceled.
Stock-based compensation expense related to PRSUs was $13.1 million and $20.3 million during the second quarter of fiscal 2025 and 2026, and $46.6 million and $28.3 million during the first two quarters of fiscal 2025 and 2026. During the first quarter of fiscal 2025, our Board of Directors approved a discretionary adjustment, increasing the earned number of shares for the PRSUs granted in fiscal 2024. This modification resulted in additional stock-based compensation expense of $40.7 million, of which substantially all has been recognized as of the end of the second quarter of fiscal 2026. At the end of the second quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested PRSUs was $112.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Long-Term Performance Incentive RSUs (LTP Awards)
In June 2023 and the second quarter of fiscal 2026, we granted 4.2 million and 1.1 million shares of market-based LTP Awards, each contingent upon our market capitalization meeting or exceeding a certain threshold. The market condition will be measured over an approximate three to five year period, at the end of our fiscal years ending in 2026, 2027 and 2028 for the grants in June 2023, and at the end of our fiscal years ending in 2028, 2029 and 2030 for the grants during the second quarter of fiscal 2026. The number of shares earned, if any, will vest on March 20, 2028 for the grants in June 2023, and March 20, 2030 for the grants during the second quarter of fiscal 2026, subject to continued service, and thereafter, subject to a one-year post-vest holding period.
The grant date fair value per share for the grants during the second quarter of fiscal 2026 ranged from $24.43 to $25.10, determined using a Monte Carlo simulation model that considered the following assumptions: (i) expected volatility of 47.2% to 47.3%, (ii) risk-free interest rate of 3.77% to 3.87%, (iii) total performance period of nearly five years, and (iv) a post-vesting holding period discount of 6.8%.
The stock-based compensation expense for these awards is being recognized over the respective requisite service periods of nearly five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of LTP Awards activity under our 2015 Plan is as follows:

	Number of LTP Awards Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	3,945,590	$17.56	$267,472
Granted (1)	1,071,312	24.58
Forfeited (2)	(122,028)	17.56
Unvested balance at the end of the second quarter of fiscal 2026	4,894,874	$19.10	$266,820
__________________________________
(1) Represents the maximum number of shares that could be earned.
(2) Represents the number of shares granted that were forfeited due to termination of employment.
Stock-based compensation expense related to LTP Awards was $3.7 million and $1.3 million during the second quarter of fiscal 2025 and 2026, and $7.3 million and $4.9 million during the first two quarters of fiscal 2025 and 2026. At the end of the second quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested LTP Awards was $59.6 million, which is expected to be recognized over a weighted-average period of 3.5 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026
Cost of revenue—product	$3,445	$4,149	$6,227	$7,415
Cost of revenue—subscription services	7,961	8,559	16,832	15,721
Research and development	50,869	60,354	101,163	109,596
Sales and marketing	24,418	26,527	47,937	48,611
General and administrative	18,197	17,804	45,725	32,325
Total stock-based compensation expense, net of amounts capitalized (1)	$104,890	$117,393	$217,884	$213,668
_________________________________
(1) Stock-based compensation expense capitalized was $2.0 million and $2.1 million during the second quarter of fiscal 2025 and 2026, and $3.6 million and $4.0 million during the first two quarters of fiscal 2025 and 2026.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026
Numerator:
Net income	$35,674	$47,118	$665	$33,123
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	326,326	327,594	324,458	327,066
Add: Dilutive effect of common stock equivalents	17,117	10,140	17,051	10,240
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	343,443	337,734	341,509	337,306
Net income per share attributable to common stockholders, basic	$0.11	$0.14	$0.00	$0.10
Net income per share attributable to common stockholders, diluted	$0.10	$0.14	$0.00	$0.10
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026
Unvested RSUs and PRSUs	429	676	215	746
Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026
Interest income (1)	$20,542	$15,665	$38,732	$32,541
Interest expense (2)	(2,029)	(1,051)	(4,041)	(2,858)
Foreign currency transactions gains (losses)	980	1,889	(1,112)	16,368
Other income (expense) (3)	(56)	29,197	(51)	31,304
Total other income (expense), net	$19,437	$45,700	$33,528	$77,355
____________________________________
(1) Includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Includes non-cash interest expense related to amortization of debt issuance costs, contractual interest expense related to our debt and accretion of our finance lease liabilities.
(3) Includes unrealized gain of $28.0 million and $30.4 million for an equity security in the second quarter and first two quarters of fiscal 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14. Income Taxes
Our provision for income tax primarily reflects taxes on international operations and U.S. income taxes. The difference between the income tax provision that would be derived by applying the statutory rate to our income before provision for income taxes and the income tax provision recorded was primarily attributable to our valuation allowance on U.S. deferred tax assets, research and development credits, U.S. taxes on foreign income, and stock-based compensation expense.
At the end of the second quarter of fiscal 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2025.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA makes permanent certain provisions of the Tax Cuts and Jobs Act and includes modifications to the international tax framework. Among other changes, OBBBA eliminates the requirement to capitalize domestic research and development expenses under Internal Revenue Code Section 174, which lowered our U.S. taxable income and provision for income taxes for the second quarter of fiscal 2026. We continue to evaluate the potential future effects on our effective tax rate, cash tax liabilities, and deferred tax balances.
Note 15. Segment Information and Geographic Areas
Segment Information
Our chief operating decision maker (CODM), the Chief Executive Officer, manages business activities as a single operating and reportable segment at the consolidated level. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income (loss) and net income as reported on the condensed consolidated statements of operations, to assess performance and allocate resources to support strategic priorities. Condensed consolidated net income is our segment’s primary measure of profit or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
Our CODM reviews the following significant segment expenses, which are each separately disclosed and presented in the condensed consolidated statements of operations: cost of revenue for product, cost of revenue for subscription services, research and development expenses, sales and marketing expenses, and general and administrative expenses. Other segment items within condensed consolidated net income include restructuring and impairment expenses, other income (expense), net and income tax provision. Other significant noncash segment expenses include stock-based compensation and depreciation and amortization.
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2025	2026	2025	2026
United States	$537,747	$577,036	$1,026,766	$1,107,694
Rest of the world	226,024	283,966	430,484	531,793
Total revenue	$763,771	$861,002	$1,457,250	$1,639,487

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2025	Second Quarter of Fiscal 2026
United States	$448,035	$530,995
Rest of the world	13,696	13,124
Total long-lived assets	$461,731	$544,119

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
Recent Key Developments

•In June 2025, we introduced the Enterprise Data Cloud (EDC), an industry-changing architecture that transforms how organizations store and manage their data. Enabled by Pure Fusion, EDC sets a new standard for simplicity in intelligent and autonomous data and storage management, enabling organizations to prioritize business outcomes by abstracting away infrastructure.

•In June 2025, we unveiled next-generation storage products, including FlashArray//XL, FlashArray//ST, and FlashBlade//S, built to support high-performance and scalable workloads across diverse enterprise use cases and offering unified block, file, and object storage capabilities.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to our debt, unrealized gains (losses) from mark-to-market adjustments on an equity security, and gains (losses) from foreign currency transactions.
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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue:
Revenue

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Product revenue	$402,595	$446,303	$43,708	11%	$749,979	$818,447	$68,468	9%
Subscription services revenue	361,176	414,699	53,523	15%	707,271	821,040	113,769	16%
Total revenue	$763,771	$861,002	$97,231	13%	$1,457,250	$1,639,487	$182,237	13%
The increase in product revenue during the second quarter and the first two quarters of fiscal 2026 when compared to the second quarter and the first two quarters of fiscal 2025 was primarily driven by sales to large enterprise customers of our FlashArray and FlashBlade solutions, including FlashBlade//E.
The increase in subscription services revenue during the second quarter and the first two quarters of fiscal 2026 when compared to the second quarter and the first two quarters of fiscal 2025 was largely driven by increases in sales of our Evergreen//One consumption and subscription-based offerings and renewals of our Evergreen subscription services across our installed base.

During the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, total revenue in the United States grew 7% from $537.7 million to $577.0 million while total rest of the world revenue grew 26% from $226.0 million to $284.0 million. During the first two quarters of fiscal 2026 compared to the first two quarters of fiscal 2025, total revenue in the United States grew 8% from $1.0 billion to $1.1 billion while total rest of the world revenue grew 24% from $430.5 million to $531.8 million.
Subscription Annualized Recurring Revenue (ARR)
We use Subscription ARR as a key business metric to evaluate the underlying performance of subscription services as of a point in time. Subscription ARR is not indicative of future revenue as events or circumstances that impact future revenue such as (i) future non-renewals or cancellations of existing contracts or renewals of expired contracts, (ii) expansion, contraction and churn of existing customers or the acquisition of new customers, and (iii) changes in customers' on-demand consumption of our subscription services are not reflected in Subscription ARR. Subscription ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations and is not intended as a substitute for any of these items.
Subscription ARR is calculated as the annualized recurring contract value of all active, non-cancelable customer subscription agreements with subscription terms of any length at the end of a fiscal quarter, plus on-demand billings for the quarter multiplied by four. The contract values are the contracted amounts in effect at the end of a fiscal quarter and do not contemplate any adjustments made in accordance with ASC 606 such as the proportionate allocation of the contracted subscription amounts to other performance obligations based on standalone selling prices for contracts that have multiple performance obligations or vice versa that are reflected in subscription services revenue under U.S. generally accepted accounting principles. On-demand billings represent billings for consumption by our customers' most recent usage of our subscription services above the minimum usage commitment.
The following table sets forth our Subscription ARR for the periods presented:

	At the End of		Year-over-Year Growth
	Second Quarter of Fiscal 2025	Second Quarter of Fiscal 2026	%
(dollars in thousands, unaudited)
Subscription annualized recurring revenue	$1,510,724	$1,785,059	18%
The year-over-year growth in our Subscription ARR at the end of the second quarter of fiscal 2025 was 24%. The decline in year-over-year growth to 18% at the end of the second quarter of fiscal 2026 was impacted by lower Total Contract Value (TCV) sales of Evergreen//One and lower Evergreen subscriptions bundled with traditional product sales.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.8 billion at the end of the second quarter of fiscal 2026, and primarily includes non-cancelable TCV sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Cloud Block Store consumption and subscription-based offerings, as well as $68.2 million of non-cancelable product orders. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors.
TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. Year-over-year growth in RPO to 22% at the end of the second quarter of fiscal 2026 when compared to 14% at the end of fiscal 2025 was driven by both growth of TCV sales for our storage-as-a-service offerings, and strong renewals of our Evergreen subscriptions.

We expect to recognize approximately 46% of total RPO over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Cost of Revenue and Gross Margin

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$126,278	$146,147	$19,869	16%	$224,249	$283,931	$59,682	27%
Stock-based compensation	3,445	4,149	704	20%	6,227	7,415	1,188	19%
Total product cost of revenue	$129,723	$150,296	$20,573	16%	$230,476	$291,346	$60,870	26%
% of Product revenue	32%	34%			31%	36%

Subscription services cost of revenue	$86,007	$97,811	$11,804	14%	$174,156	$191,931	$17,775	10%
Stock-based compensation	7,961	8,559	598	8%	16,832	15,721	(1,111)	(7)%
Total subscription services cost of revenue	$93,968	$106,370	$12,402	13%	$190,988	$207,652	$16,664	9%
% of Subscription services revenue	26%	26%			27%	25%

Total cost of revenue	$223,691	$256,666	$32,975	15%	$421,464	$498,998	$77,534	18%
% of Total revenue	29%	30%			29%	30%

Product gross margin	68%	66%			69%	64%
Subscription services gross margin	74%	74%			73%	75%
Total gross margin	71%	70%			71%	70%
The decrease in product gross margin during the second quarter and first two quarters of fiscal 2026 when compared to the second quarter and first two quarters of fiscal 2025 was primarily due to higher QLC component costs as well as increasing sales of our FlashBlade//E and FlashArray//E solutions as customers’ transition their cost-sensitive workloads from traditional disk solutions to flash. We expect product gross margin to improve as we progress through the year, driven by moderation of QLC flash pricing and continued deployment for our hyperscale customer.
The increase in subscription services gross margin during the first two quarters of fiscal 2026 when compared to the first two quarters of fiscal 2025 was primarily driven by (i) lower depreciation expense from increasing the estimated useful lives of assets supporting our Evergreen//One offering during the third quarter of fiscal 2025 and (ii) continued optimization and increased efficiencies in our technical services operations, combined with cost benefits from automating our service logistics workflows that support delivery of our Evergreen subscription services to our installed base.

Operating Expenses
Stock-based compensation expense in the second quarter and first two quarters of fiscal 2025 included $3.2 million and $31.9 million related to a modification of our fiscal 2024 performance restricted stock units (PRSUs), resulting in higher stock-based compensation expense when compared to the second quarter and first two quarters of fiscal 2026. Refer to Note 11 of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
In addition, operating expenses in the first two quarters of fiscal 2025 were positively impacted as a result of the workforce alignment that we initiated in the fourth quarter of fiscal 2024.
Research and Development

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Research and development	$144,621	$181,672	$37,051	26%	$288,147	$354,170	$66,023	23%
Stock-based compensation	50,869	60,354	9,485	19%	101,163	109,596	8,433	8%
Total expenses	$195,490	$242,026	$46,536	24%	$389,310	$463,766	$74,456	19%
% of Total revenue	26%	28%			27%	28%
The increase in research and development expense during the second quarter and first two quarters of fiscal 2026 when compared to the second quarter and first two quarters of fiscal 2025 was primarily driven by an increase in employee compensation and related costs from growth in headcount, and, to a lesser extent, an increase in data center and cloud services costs.
Sales and Marketing

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Sales and marketing	$225,849	$259,363	$33,514	15%	$453,302	$515,791	$62,489	14%
Stock-based compensation	24,418	26,527	2,109	9%	47,937	48,611	674	1%
Total expenses	$250,267	$285,890	$35,623	14%	$501,239	$564,402	$63,163	13%
% of Total revenue	33%	33%			34%	34%
The increase in sales and marketing expense during the second quarter of fiscal 2026 when compared to the second quarter of fiscal 2025 was primarily driven by an increase in employee compensation and related costs.
The increase in sales and marketing expense during the first two quarters of fiscal 2026 when compared to the first two quarters of fiscal 2025 was primarily driven by an increase in employee compensation and related costs, and to a lesser extent, higher costs for sales and marketing events.

General and Administrative

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
General and administrative	$51,248	$53,745	$2,497	5%	$100,507	$106,296	$5,789	6%
Stock-based compensation	18,197	17,804	(393)	(2)%	45,725	32,325	(13,400)	(29)%
Total expenses	$69,445	$71,549	$2,104	3%	$146,232	$138,621	$(7,611)	(5)%
% of Total revenue	9%	8%			10%	8%
The increase in general and administrative expense during the second quarter of fiscal 2026 when compared to the second quarter of fiscal 2025 was primarily driven by an increase in employee compensation and related costs.
The decrease in general and administrative expense during the first two quarters of fiscal 2026 when compared to the first two quarters of fiscal 2025 was primarily driven by higher stock-based compensation as a result of the modification of our fiscal 2024 PRSUs during the first two quarters of fiscal 2025.
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
Other Income (Expense), Net

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2025	2026	$	2025	2026	$
(dollars in thousands, unaudited)
Other income (expense), net	$19,437	$45,700	$26,263	$33,528	$77,355	$43,827
The increase in other income (expense), net during the second quarter and first two quarters of fiscal 2026 when compared to the second quarter and first two quarters of fiscal 2025 was primarily due to unrealized gains from mark-to-market adjustments on an equity security, and to a lesser extent, higher net foreign exchange gains as the U.S. dollar weakened relative to certain foreign currencies. In August 2025, we sold the equity security for $52.5 million realizing a gain of $27.5 million.

Provision for Income Taxes

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$8,641	$3,453	$(5,188)	(60)%	$15,967	$17,932	$1,965	12%
The decrease in provision for income taxes during the second quarter of fiscal 2026 when compared to the second quarter of fiscal 2025 was primarily driven by a decrease in U.S. taxable income due to the enactment of the One Big Beautiful Bill Act (OBBBA), which removed the requirement for domestic research and development capitalization under Section 174.
The increase in provision for income taxes during the first two quarters of fiscal 2026 when compared to the first two quarters of fiscal 2025 was primarily driven by an increase in foreign income taxes.
Liquidity and Capital Resources
At the end of the second quarter of fiscal 2026, we had cash, cash equivalents and marketable securities of $1.5 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts including investments to scale operations in support of our hyperscale customer, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, the timing of renewal and/or repayment of borrowings under the revolving credit facility, and cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. We may enter into equipment financing arrangements and seek additional equity or debt financing in the future.
Revolving Credit Facility
In June 2025, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior unsecured revolving credit facility of $500.0 million (Credit Facility) that expires on June 10, 2030, unless otherwise extended. Proceeds from borrowings under the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility replaced our prior $300.0 million revolving credit facility in which the outstanding borrowings of $100.0 million was repaid in full and terminated effective June 10, 2025.
U.S. Dollar denominated borrowings under the Credit Facility will bear interest, at our option, at a base rate, subject to a floor of 0%, plus a margin ranging from 0% to 0.50%, or the term Secured Overnight Financing Rate (SOFR) rate (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 0.875% to 1.50%. Interest is payable quarterly in arrears with respect to base rate borrowings and at the end of the interest period with respect to term SOFR borrowing. We are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.075% to 0.20% per annum, payable quarterly in arrears. The respective margins will fluctuate based on the then-applicable Consolidated Net Leverage Ratio (as defined in the Credit Agreement) and, if available, our debt rating.

We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of the second quarter of fiscal 2026, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Letters of Credit
At the end of fiscal 2025 and the second quarter of fiscal 2026, we had outstanding letters of credit in the aggregate amount of $7.2 million and $14.3 million in connection with our facility leases and a certain employee-related benefit. The letters of credit associated with our facility leases are collateralized by either restricted cash or the 2025 Credit Facility and mature on various dates through December 2031. The letter of credit associated with a certain employee-related benefit is collateralized by restricted cash.
Share Repurchase Program and Shares Withheld to Cover Taxes
In February 2025, our Board of Directors authorized an additional $250.0 million increase to repurchase shares of our common stock under our share repurchase program, increasing the total remaining authorization amount to $271.5 million. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During the second quarter of fiscal 2026, we repurchased and retired approximately 0.8 million shares of common stock at an average purchase price of $54.70 per share for an aggregate repurchase price of $42.2 million. During the first two quarters of fiscal 2026, we repurchased and retired approximately 3.3 million shares of our common stock at an average purchase price of $49.66 per share for an aggregate repurchase price of $162.1 million. Approximately $109.4 million remained available for future share repurchases at the end of the second quarter of fiscal 2026.
During the second quarter and first two quarters of fiscal 2026, we withheld approximately 1.1 million and 2.3 million shares to cover $57.8 million and $117.9 million in tax withholding obligations.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Two Quarters of Fiscal
	2025	2026
Net cash provided by operating activities	$448,097	$496,093
Net cash provided by (used in) investing activities	$(132,896)	$17,993
Net cash used in financing activities	$(47,525)	$(342,146)
Operating Activities
Net cash provided by operating activities consists of net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation and depreciation and amortization. The year-over-year increase in net cash provided by operating activities was primarily driven by higher net income of $32.5 million and an increase of $49.3 million from changes in operating assets and liabilities, partially offset by $30.4 million in unrealized gains from mark-to-market adjustments on an equity security. The increase from changes in operating assets and liabilities were primarily impacted by higher deferred revenue driven by renewal of our Evergreen subscription services across our installed base, and lower payments for employee compensation. Partial offsets to operating cash inflows were decreased cash collections and higher deferred commissions.

Our primary source of cash from operating activities during the first two quarters of fiscal 2025 and 2026 were from cash collections from billings for sales of our product and subscription services.
Our primary uses of cash from operating activities during the first two quarters of fiscal 2025 and 2026 were payments to our contract manufacturers, payments for employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash provided by investing activities during the first two quarters of fiscal 2026 was driven by net purchases of marketable securities of $152.4 million, partially offset by $134.4 million in capital expenditures. Key capital expenditures included investments for: (a) equipment supporting deployments of our Evergreen//One offering; (b) data center expansion to support testing of new products and services, including for our hyperscale solution design win; and (c) developing our Pure Fusion v2 solution.
Net cash used in investing activities during the first two quarters of fiscal 2025 was driven by $108.9 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our Evergreen//One offering, as well as the construction of our headquarters facility, and net purchases of $24.0 million in marketable securities.
Financing Activities
Net cash used in financing activities during the first two quarters of fiscal 2026 was primarily driven by cash outflows related to share repurchases of $162.2 million and tax withholding remittances on vested equity awards of $117.5 million, and repayment of the $100.0 million outstanding on our former credit facility that terminated in June 2025, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan (ESPP) of $27.2 million, and exercise of stock options of $13.5 million. The year-over-year increase in tax withholding remittances on vested equity awards was due to extending the net-share settlement of equity awards to satisfy tax withholding obligations to the majority of our employees in June 2024 whereas previously, shares were sold to cover such tax withholding obligations.
Net cash used in financing activities during the first two quarters of fiscal 2025 was primarily driven by tax withholding remittances on vested equity awards of $86.7 million, partially offset by proceeds from the issuance of common stock under our ESPP of $25.3 million, and exercise of stock options of $17.8 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the second quarter of fiscal 2026, we had cash, cash equivalents and marketable securities of $1.5 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $7.3 million at the end of the second quarter of fiscal 2026.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the second quarter of fiscal 2026 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $8.3 million at the end of the second quarter of fiscal 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the second quarter of fiscal 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2026 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We rely on contract manufacturers and component vendors, some of which are located outside the United States. The importation of our products and the underlying components may be affected by changes in applicable tariffs, trade agreements, and trade policies, and expose us to risks associated with doing business globally. The United States and other countries in our supply chain or in which we have sales have imposed and may impose additional tariffs, duties, quotas, or other restrictions or regulations, or may adversely adjust prevailing tariff levels, quotas, duties, or other restrictions or regulations. Countries impose, modify and remove tariffs and other trade restrictions in response to a variety of factors, including economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Additionally, changes in U.S. policy may lead to significant changes in tariffs for imported goods. The imposition of tariffs on our products or their underlying components may require us to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability.
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
We are devoting significant resources toward developing flash storage solutions for hyperscalers, and secured a design win with hyperscaler in fiscal 2025. A design win means the customer has tested our solution, verified that it meets the customer’s requirements, and qualified our solution for the customer’s use. Achieving a design win with a major hyperscaler requires us to dedicate significant resources and investment, and undertake significant NAND flash purchase commitments, in pursuit of a single customer opportunity without any guarantee of revenue. While we believe the opportunity to sell our solutions to hyperscalers that replace their bulk disk and hybrid disk storage is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue, we may never generate any revenue from such sales.
Further, while we expect our hyperscaler design win will lead to meaningful revenue contribution beginning in our fiscal year 2027, a design win does not guarantee sales. Even after we secure a customer design win, the customer could choose to delay or cancel purchasing or licensing our technology and services. It is therefore difficult to predict the volume and timing of sales, if any, that will follow from any design win that we secure.
The evolving market for data storage products makes it difficult to forecast demand for our Pure Platform.
The market for data storage products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends, such as the opportunities created by the recent advances in artificial intelligence (AI). We continue to expand and evolve our Pure Platform to compete directly with hard disk systems, and that strategy may take longer than we anticipate or may not succeed due to unforeseen factors. We may be unable to capture significant storage workloads for AI environments and hyperscalers. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our Pure Platform could adversely affect the demand for our products.

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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced storage offerings that provide increasingly higher levels of performance, capacity, functionality and reliability and meet our customers’ expectations, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovative business models such as Evergreen//One to improve our competitive position. We continue to expand our large capacity data storage offerings to compete directly with hard disk systems. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new storage offerings by our competitors, or the emergence of alternative technologies or industry standards could render our Pure Platform obsolete or less competitive.
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
•the impact of inflation on labor and other costs, fluctuations in the exchange rates between the U.S. dollar and foreign currencies, other adverse economic conditions, and the impact of public health epidemics or pandemics; and
•future accounting pronouncements and changes in accounting policies.
The occurrence of any one of these factors could negatively affect our operating results in any particular quarter.
The sales prices of our offerings may fluctuate or decline, which may adversely affect our gross margins and operating results.
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
Our sales from our subscription and consumption offerings as a percentage of our total sales are difficult to predict and we expect they will fluctuate over time. With a traditional CapEx sale, a large portion of revenue is recognized as product revenue when the order is fulfilled. By contrast, revenue for our subscription and consumption offerings is recognized over the term of the relevant contract period and the majority of revenue is included in subscription services revenue. An increase in sales from our subscription and consumption offerings as a percentage of total sales may have a near-term negative impact on both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons. By contrast, a relative decrease in sales of our subscription and consumption offerings as a percentage of total sales may have a near-term positive impact on both quarter-over-quarter and year-over-year product and total revenue growth rate comparisons. As such, we expect fluctuations in sales of our subscription and consumption offerings to impact both product and total revenue growth.

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
We devote significant resources to network security, authentication technologies, data encryption, employee training and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the material adverse impacts that may arise from a security incident. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems. The techniques used by malicious actors change frequently and are often not recognized until launched against a target. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks, including, without limitation, source code for our products and services or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen. Additionally, an effective attack could disrupt the proper functioning of our Pure Platform, allow unauthorized access to our or our customers' sensitive, proprietary or confidential information, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions.
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
If any of these types of security incidents occurs and we are unable to protect our platform, products, systems and data, or if we are perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our Pure Platform could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information. For a description of our processes for assessing, identifying and managing material risks from cybersecurity threats, see Part 1. Item 1C. Cybersecurity in our Annual Report on Form 10-K filed on March 27, 2025.

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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States; while certain provisions reduced our current tax expense, future interpretations or changes in guidance could materially affect our cash tax obligations, deferred tax positions, and effective tax rate over time.
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
Changes in applicable laws, regulations and standards could harm our business, operating results and financial condition. For example, since the start of the new presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress and the new presidential administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, tariffs, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business.

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
In addition, sustainability reporting and disclosure requirements continue to evolve, with increasing global regulation. Companies must develop an expanded set of metrics and measures, data collection and processing, controls, and reporting processes in order to meet regulatory requirements. As global sustainability regulatory requirements evolve, this could lead to disruptions in our product manufacturing, increase our operating costs, and harm our profitability. If we fail, or are seen as failing, to effectively respond to sustainability regulatory requirements, our reputation and brand could be harmed, demand for our offerings could decline, and our profitability could be adversely impacted. Sustainability at Pure Storage includes but is not limited to topics such as environment, human capital, ethics, data security, and privacy.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $80.54, through September 3, 2025. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the second quarter of fiscal 2026 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
May 5, 2025 - June 1, 2025	$52.93	256	$138,099
June 2, 2025 - June 29, 2025	$54.04	246	$124,805
June 30, 2025 - August 3, 2025	$56.98	270	$109,416
(1) In February 2025, our Board of Directors authorized share repurchases of up to an additional $250.0 million of our common stock. See “Liquidity and Capital Resources—Share Repurchase Program” included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the second quarter of fiscal 2026 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
May 5, 2025 - June 1, 2025	$53.59	71	$3,818
June 2, 2025 - June 29, 2025	$52.87	1,020	$53,943
June 30, 2025 - August 3, 2025	$54.47	1	$38
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
5(a) Matters Requiring Disclosure on Current Report Form 8-K
The information set forth below is included for the purpose of providing disclosure under “5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”
As previously disclosed in the Form 8-K filed on June 24, 2025, Kevan Krysler was no longer Pure’s Chief Financial Officer as of the date thereof, though he remained an employee of Pure and would provide ongoing services to help ensure a smooth transition of his duties and responsibilities. In connection with Mr. Krysler’s transition, Pure and Mr. Krysler entered into a Separation and Release Agreement on June 29, 2025, as well as an Advisor Agreement on July 1, 2025, under which he transitioned from employee to an advisor to the company. Given the substantial completion of the first half of the fiscal year, Mr. Krysler will be paid a bonus equal to 40% of his target cash bonus. Under the terms of the Advisor Agreement, Mr. Krysler will provide transitional advisory services until June 30, 2026, and Mr. Krysler will receive continued payments equivalent to his existing salary, a bonus dependent on the company's performance through the end of fiscal 2026, as described in the Advisor Agreement, and vesting of his existing equity awards until June 30, 2026.

The foregoing description of the Agreement with Mr. Krysler does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement and Advisor Agreement which have been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarter ended August 3, 2025.
5(c) Securities Trading Plans of Directors and Executive Officers
During the second quarter of fiscal 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Reference is made to Exhibits 3.1 and 3.2
10.1*+	Separation & Release Agreement dated June 29, 2025 and Advisor Agreement dated July 1, 2025, by and between Pure Storage. Inc. and Kevan Krysler.
10.2*	Offer Letter, by and between Pure Storage, Inc. and Tarek Robbiati, dated June 18, 2025.
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

*    Filed herewith.
**    Furnished herewith.
+    Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE STORAGE, INC.

Date:	September 9, 2025	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 9, 2025	By:	/s/ TAREK ROBBIATI
Tarek Robbiati
Chief Financial Officer (Principal Financial Officer)