Form 10-Q
period 2025-11-02
Pure Storage, Inc.
filed 2025-12-10
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2025
OR
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

As of December 3, 2025, the registrant had 330,171,649 shares of its Class A common stock outstanding.

PURE STORAGE, INC.
FORM 10-Q for the Quarter Ended November 2, 2025

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, inflation, interest rates, tariffs, currency fluctuations and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may decrease or fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including our ability to expand sales with our current hyperscale customer and achieve design wins with new hyperscale customers, the timing and magnitude of sales to hyperscale customers, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to meet hyperscalers’ performance and price requirements, our ability to realize benefits from our acquisitions and investments, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, including ongoing development and customer adoption of new products and the Enterprise Data Cloud architecture (including Pure FusionTM), our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our expectations about the impact of, and trends relating to, component pricing and availability, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PURE STORAGE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2025	Third Quarter of Fiscal 2026

ASSETS
Current assets:
Cash and cash equivalents	$723,583	$852,838
Marketable securities	798,237	678,775
Accounts receivable, net of allowance of $940 and $204	680,862	620,959
Inventory	42,810	82,421
Deferred commissions, current	99,286	109,370
Prepaid expenses and other current assets	222,501	307,891
Total current assets	2,567,279	2,652,254
Property and equipment, net	461,731	566,336
Operating lease right-of-use assets	146,655	194,409
Deferred commissions, non-current	229,334	240,113
Intangible assets, net	19,074	9,407
Goodwill	361,427	364,742
Restricted cash	12,553	19,151
Other assets, non-current	165,889	171,999
Total assets	$3,963,942	$4,218,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,385	$128,022
Accrued compensation and benefits	230,040	244,939
Accrued expenses and other liabilities	156,791	159,827
Operating lease liabilities, current	43,489	43,599
Deferred revenue, current	953,836	1,028,636
Debt, current	100,000	—
Total current liabilities	1,596,541	1,605,023
Operating lease liabilities, non-current	137,277	181,948
Deferred revenue, non-current	841,467	931,768
Other liabilities, non-current	82,182	96,783
Total liabilities	2,657,467	2,815,522
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 326,102 and 330,509 Class A shares issued and outstanding	33	33
Additional paid-in capital	2,674,500	2,681,933
Accumulated other comprehensive income	954	2,006
Accumulated deficit	(1,369,012)	(1,281,083)
Total stockholders’ equity	1,306,475	1,402,889
Total liabilities and stockholders’ equity	$3,963,942	$4,218,411

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026

Revenue:
Product	$454,735	$534,760	$1,204,714	$1,353,207
Subscription services	376,337	429,693	1,083,608	1,250,733
Total revenue	831,072	964,453	2,288,322	2,603,940
Cost of revenue:
Product	154,970	152,006	385,446	443,352
Subscription services	93,180	115,070	284,168	322,722
Total cost of revenue	248,150	267,076	669,614	766,074
Gross profit	582,922	697,377	1,618,708	1,837,866
Operating expenses:
Research and development	200,086	256,364	589,396	720,130
Sales and marketing	255,830	293,817	757,069	858,219
General and administrative	67,319	93,278	213,551	231,899
Restructuring and impairment	—	—	15,901	—
Total operating expenses	523,235	643,459	1,575,917	1,810,248
Income from operations	59,687	53,918	42,791	27,618
Other income (expense), net	17,156	11,790	50,684	89,145
Income before provision for income taxes	76,843	65,708	93,475	116,763
Provision for income taxes	13,204	10,902	29,171	28,834
Net income	$63,639	$54,806	$64,304	$87,929
Net income per share attributable to common stockholders, basic	$0.19	$0.17	$0.20	$0.27
Net income per share attributable to common stockholders, diluted	$0.19	$0.16	$0.19	$0.26
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	327,675	329,570	325,530	327,901
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	340,564	345,747	341,490	341,019

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026

Net income	$63,639	$54,806	$64,304	$87,929
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	(1,625)	100	5,048	2,069
Less: reclassification adjustment for net gains on available-for-sale securities included in net income	(59)	(10)	(243)	(1,017)
Change in unrealized net gains (losses) on available-for-sale securities	(1,684)	90	4,805	1,052
Comprehensive income	$61,955	$54,896	$69,109	$88,981

 See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	Third Quarter of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2025	327,465	$33	$2,925,507	$2,707	$(1,475,086)	$1,453,161
Issuance of common stock upon exercise of stock options	249	—	3,164	—	—	3,164
Stock-based compensation expense	—	—	103,257	—	—	103,257
Vesting of restricted stock units	2,938	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(1,113)	—	(55,361)	—	—	(55,361)
Common stock issued under employee stock purchase plan	1,193	—	26,408	—	—	26,408
Repurchases of common stock	(3,600)	—	(181,998)	—	—	(181,998)
Other comprehensive loss	—	—	—	(1,684)	—	(1,684)
Net income	—	—	—	—	63,639	63,639
Balance at the end of the third quarter of fiscal 2025	327,132	$33	$2,820,977	$1,023	$(1,411,447)	$1,410,586

	Third Quarter of Fiscal 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of the second quarter of fiscal 2026	328,315	$33	$2,652,761	$1,916	$(1,335,889)	$1,318,821
Issuance of common stock upon exercise of stock options	435	—	4,743	—	—	4,743
Stock-based compensation expense	—	—	136,630	—	—	136,630
Vesting of restricted stock units	2,675	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(998)	—	(87,734)	—	—	(87,734)
Common stock issued under employee stock purchase plan	693	—	28,802	—	—	28,802
Repurchases of common stock	(611)	—	(53,269)	—	—	(53,269)
Other comprehensive income	—	—	—	90	—	90
Net income	—	—	—	—	54,806	54,806
Balance at the end of the third quarter of fiscal 2026	330,509	$33	$2,681,933	$2,006	$(1,281,083)	$1,402,889

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	First Three Quarters of Fiscal 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094
Issuance of common stock upon exercise of stock options	1,656	—	20,932	—	—	20,932
Stock-based compensation expense	—	—	324,735	—	—	324,735
Vesting of restricted stock units	9,643	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(2,478)	—	(144,022)	—	—	(144,022)
Common stock issued under employee stock purchase plan	2,388	—	51,736	—	—	51,736
Repurchases of common stock	(3,600)	—	(181,998)	—	—	(181,998)
Other comprehensive income	—	—	—	4,805	—	4,805
Net income	—	—	—	—	64,304	64,304
Balance at the end of the third quarter of fiscal 2025	327,132	$33	$2,820,977	$1,023	$(1,411,447)	$1,410,586

	First Three Quarters of Fiscal 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2025	326,102	$33	$2,674,500	$954	$(1,369,012)	$1,306,475
Issuance of common stock upon exercise of stock options	1,268	—	18,201	—	—	18,201
Stock-based compensation expense	—	—	354,317	—	—	354,317
Vesting of restricted stock units	8,408	—	—	—	—	—
Tax withholding on vesting of equity awards	(3,257)	—	(205,680)	—	—	(205,680)
Common stock issued under employee stock purchase plan	1,863	—	56,042	—	—	56,042
Repurchases of common stock	(3,875)	—	(215,447)	—	—	(215,447)
Other comprehensive income	—	—	—	1,052	—	1,052
Net income	—	—	—	—	87,929	87,929
Balance at the end of the third quarter of fiscal 2026	330,509	$33	$2,681,933	$2,006	$(1,281,083)	$1,402,889

See the accompanying notes to condensed consolidated financial statements.

PURE STORAGE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Three Quarters of Fiscal
	2025	2026

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,304	$87,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,529	107,483
Stock-based compensation expense	318,956	348,155
Noncash portion of lease impairment and abandonment	3,270	—
Gain on equity security	—	(27,486)
Other	5,107	10,708
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	83,998	59,854
Inventory	(1,590)	(42,225)
Deferred commissions	6,822	(20,863)
Prepaid expenses and other assets	(65,444)	(120,329)
Operating lease right-of-use assets	25,911	31,424
Accounts payable	20,597	12,057
Accrued compensation and other liabilities	(70,951)	35,870
Operating lease liabilities	(30,353)	(35,592)
Deferred revenue	86,934	165,101
Net cash provided by operating activities	545,090	612,086
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(170,641)	(197,792)
Acquisition	—	(4,263)
Purchases of strategic investments	(6,081)	—
Purchases of marketable securities and other	(308,002)	(325,795)
Sales of marketable securities	61,241	294,981
Maturities of marketable securities	329,978	154,627
Sale of equity security	—	52,485
Net cash used in investing activities	(93,505)	(25,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	21,194	18,201
Proceeds from issuance of common stock under employee stock purchase plan	51,736	56,042
Payments of financing costs for revolving credit facility	—	(2,080)
Principal payments on borrowings and finance lease obligations	(5,721)	(103,442)
Tax withholding on vesting of equity awards	(141,591)	(203,240)
Repurchases of common stock	(181,999)	(215,447)
Net cash used in financing activities	(256,381)	(449,966)
Net increase in cash, cash equivalents and restricted cash	195,204	136,363
Cash, cash equivalents and restricted cash, beginning of period	712,131	737,750
Cash, cash equivalents and restricted cash, end of period	$907,335	$874,113

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$894,569	$852,838
Restricted cash	12,766	21,275
Cash, cash equivalents and restricted cash, end of period	$907,335	$874,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,306	$2,273
Cash paid for income taxes	$29,527	$24,673
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$14,376	$19,786

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2025 was February 2, 2025 and for fiscal 2026 will be February 1, 2026. The third quarter of fiscal 2025 and 2026 ended on November 3, 2024 and November 2, 2025. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Cash
Restricted cash is associated with our letters of credit for leases and certain employee-related benefits. At the end of fiscal 2025 and the third quarter of fiscal 2026, we had restricted cash of $14.2 million and $21.3 million. Included in these amounts are $1.6 million and $2.1 million classified as prepaid expenses and other current assets in our condensed consolidated balance sheets.

Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes the sale of our integrated storage hardware products and embedded licensed operating system software, royalties from hyperscaler shipments, and the sale of Portworx term software licenses, and (2) subscription services revenue which includes primarily our portfolio of Evergreen and Portworx offerings as well as our professional services offerings such as installation and implementation consulting services.
We typically recognize product revenue for our integrated storage hardware products upon transfer of control to our customers and the satisfaction of our performance obligations. Royalties from hyperscaler shipments of third party hardware that provide the hyperscaler customer a perpetual license to use our functional intellectual property (IP) are recognized when the revenue is earned based upon shipments by our supply chain partners. Revenue from Portworx term software licenses, which grant customers the right to use for our functional IP for a specified period, is recognized at the point in time the software activation keys are made available to the customer for download at commencement of the initial or renewal term. For Evergreen//Flex, product revenue is recognized upon the commencement of the underlying subscription services. Products are typically shipped directly by us to customers.
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
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. This is achieved through applying the following five-step approach:

•Identification of the contract, or contracts with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

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

Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. We plan to adopt the standard on a prospective basis in the fourth quarter of fiscal 2026, and expect the adoption to result in expanded income tax disclosures, but no impact to our consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software, which amends the cost capitalization criteria for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. The new standard can be applied on either a fully retrospective, modified transition, or prospective basis. ASU 2025-06 will be effective for our fiscal years beginning after fiscal 2028 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results. and clarifies the form and content requirements applicable to interim financial statements. ASU 2025-11 will be effective for our fiscal year beginning February 7, 2028, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize our assets that were measured at fair value on a recurring basis by significant investment categories and their classification within the fair value hierarchy and in our condensed consolidated balance sheets at the end of fiscal 2025 and the third quarter of fiscal 2026 (in thousands):

	At the End of Fiscal 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$264,067	$258,750	$—	$5,317
Level 2
U.S. government treasury notes	360,578	735	(146)	361,167	27,663	333,504	—
U.S. government agencies	1,400	—	—	1,400	—	1,400	—
Corporate debt securities	395,532	1,903	(55)	397,380	—	397,380	—
Foreign government bonds	700	3	—	703	—	703	—
Asset-backed securities	64,926	331	(7)	65,250	—	65,250	—
Total	$823,136	$2,972	$(208)	$1,089,967	$286,413	$798,237	$5,317

	At the End of the Third Quarter of Fiscal 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$201,508	$190,043	$—	$11,465
Level 2
U.S. government treasury notes	297,006	1,042	(35)	298,013	26,630	271,383	—
U.S. government agencies	9,202	86	(1)	9,287	—	9,287	—
Corporate debt securities	334,025	2,425	(4)	336,446	—	336,446	—
Foreign government bonds	5,072	3	(1)	5,074	—	5,074	—
Asset-backed securities	45,265	310	(2)	45,573	—	45,573	—
Municipal bonds	11,019	6	(13)	11,012	—	11,012	—
Total	$701,589	$3,872	$(56)	$906,913	$216,673	$678,775	$11,465

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Third Quarter of Fiscal 2026
	Amortized Cost	Fair Value
Due within one year	$257,871	$258,769
Due in one to five years	416,023	418,930
Due in five to ten years	1,065	1,076
Total	$674,959	$678,775
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the third quarter and the first three quarters of fiscal 2025 and 2026. The following table presents the fair values and gross unrealized losses for those investments that were in a continuous unrealized loss position at the end of fiscal 2025 and the third quarter of fiscal 2026, aggregated by investment category (in thousands):

	At the End of Fiscal 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$99,397	$(146)	$—	$—	$99,397	$(146)
Corporate debt securities	33,619	(55)	1,998	—	35,617	(55)
Asset-backed securities	10,702	(7)	30	—	10,732	(7)
Total	$143,718	$(208)	$2,028	$—	$145,746	$(208)

	At the End of the Third Quarter of Fiscal 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$19,627	$(33)	$14,512	$(2)	$34,139	$(35)
U.S. government agencies	2,999	(1)	—	—	2,999	(1)
Corporate debt securities	11,528	(4)	—	—	11,528	(4)
Foreign government bonds	1,488	(1)	—	—	1,488	(1)
Asset-backed securities	1,743	(2)	—	—	1,743	(2)
Municipal bonds	5,570	(13)	—	—	5,570	(13)
Total	$42,955	$(54)	$14,512	$(2)	$57,467	$(56)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. At the end of fiscal 2025 and the third quarter of 2026, the carrying amount of these investments was $36.7 million and $11.7 million and included primarily in other assets, non-current in our condensed consolidated balance sheets. During the first quarter of fiscal 2026, one of the privately-held companies completed its initial public offering. In August 2025, we sold this equity security for $52.5 million realizing a gain of $27.5 million.
Strategic investments that are remeasured due to an observable event or impairment are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. No remeasurements occurred during the third quarter and first three quarters of fiscal 2025 and 2026.
Other Financial Instruments
The investments held in our nonqualified deferred compensation plan trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $8.4 million and $14.7 million at the end of fiscal 2025 and the third quarter of fiscal 2026.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2025	Third Quarter of Fiscal 2026
Raw materials	$9,616	$46,030
Finished goods	33,194	36,391
Inventory	$42,810	$82,421
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2025	Third Quarter of Fiscal 2026
Test and infrastructure equipment (1)	$457,033	$494,798
Computer equipment and software	393,623	467,896
Furniture and fixtures	13,948	14,419
Leasehold improvements	102,002	109,499
Capitalized software development costs	65,824	88,526
Total property and equipment	1,032,430	1,175,138
Less: accumulated depreciation and amortization	(570,699)	(608,802)
Property and equipment, net	$461,731	$566,336
_________________________________
(1) Includes finance lease right-of-use assets. Refer to Note 8.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Depreciation and amortization expense related to property and equipment was $24.9 million and $35.3 million for the third quarter of fiscal 2025 and 2026, and $89.1 million and $98.2 million for the first three quarters of fiscal 2025 and 2026.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2025			Third Quarter of Fiscal 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$20,875	$(17,652)	$3,223	$20,875	$(18,941)	$1,934
Developed technology	83,211	(69,812)	13,399	84,536	(78,825)	5,711
Customer relationships	6,459	(4,007)	2,452	6,459	(4,697)	1,762
Intangible assets, net	$110,545	$(91,471)	$19,074	$111,870	$(102,463)	$9,407

Intangible assets amortization expense was $3.9 million and $3.0 million for the third quarter of fiscal 2025 and 2026, and $11.7 million and $11.0 million for the first three quarters of fiscal 2025 and 2026. At the end of the third quarter of fiscal 2026, the weighted-average remaining amortization period was 0.5 year for technology patents, 0.4 year for developed technology, and 1.9 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the third quarter of fiscal 2026, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2026	$2,344
2027	3,807
2028	1,767
2029	868
2030	427
Thereafter	194
Total	$9,407
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance at the end of fiscal 2025	$361,427
Goodwill acquired	3,315
Balance at the end of the third quarter of 2026	$364,742
There were no impairments to goodwill for the third quarter and first three quarters of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2025	Third Quarter of Fiscal 2026
Taxes payable	$16,176	$20,283
Accrued marketing	26,619	34,553
Engineering-related accruals (1)	12,802	5,822
Supply chain-related accruals (2)	19,927	19,194
Accrued service logistics and professional services	10,286	12,021
Finance lease liabilities, current	387	564
Customer deposits from contracts with customers	31,143	29,212
Other accrued liabilities	39,451	38,178
Total accrued expenses and other liabilities	$156,791	$159,827
_________________________________
(1) Primarily consists of subscription cloud services and outside services costs.
(2) Primarily consists of accruals related to our inventory and inventory purchase commitments with our contract manufacturers.
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026
Beginning balance	$298,179	$340,015	$304,332	$328,620
Additions	39,737	59,552	108,777	158,579
Recognition of deferred commissions	(40,406)	(50,084)	(115,599)	(137,716)
Ending balance	$297,510	$349,483	$297,510	$349,483
Of the $349.5 million total deferred commissions balance at the end of the third quarter of fiscal 2026, we expect to recognize approximately 31% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the third quarter and first three quarters of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026
Beginning balance	$1,623,660	$1,911,064	$1,594,522	$1,795,303
Additions	419,745	479,104	1,129,256	1,402,592
Recognition of deferred revenue	(361,949)	(429,764)	(1,042,322)	(1,237,491)
Ending balance	$1,681,456	$1,960,404	$1,681,456	$1,960,404
Revenue recognized during the third quarter of fiscal 2025 and 2026 from deferred revenue at the beginning of each respective period was $310.6 million and $366.1 million. Revenue recognized during the first three quarters of fiscal 2025 and 2026 from deferred revenue at the beginning of each respective period was $703.5 million and $789.7 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $2.9 billion at the end of the third quarter of fiscal 2026. Total RPO includes $80.0 million in remaining non-cancelable product orders, of which $28.7 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $2.9 billion RPO at the end of the third quarter of fiscal 2026, we expect to recognize approximately 46% over the next 12 months, and the remainder thereafter.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of the third quarter of fiscal 2026, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Note 7. Commitments and Contingencies
Leases
At the end of the third quarter of fiscal 2026, we had various non-cancelable operating and finance lease commitments for office and data center facilities. Refer to Note 8—Leases for additional information regarding lease commitments.
Letters of Credit
At the end of fiscal 2025 and the third quarter of fiscal 2026, we had outstanding letters of credit in the aggregate amount of $7.2 million and $13.5 million in connection with our facility leases and a certain employee-related benefit. The letters of credit associated with our facility leases are collateralized by either restricted cash or the Credit Facility and mature on various dates through December 2031. The letter of credit associated with the certain employee-related benefit is collateralized by restricted cash.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded in our condensed consolidated balance sheet as of the end of the third quarter of fiscal 2026.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of lease costs during the periods presented were as follows (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026
Fixed operating lease cost	$12,930	$15,096	$35,467	$41,370

Variable lease cost (1)	3,905	2,592	10,699	8,374
Short-term lease cost (12 months or less)	1,160	1,239	3,014	3,542

Finance lease cost:
Amortization of finance lease right-of-use assets	1,100	582	3,300	1,719
Interest on finance lease liabilities	16	39	141	89
Total finance lease cost	$1,116	$621	$3,441	$1,808

Total lease cost	$19,111	$19,548	$52,621	$55,094
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
Supplemental information related to leases is as follows (in thousands):

	At the End of
	Fiscal 2025	Third Quarter of Fiscal 2026
Operating leases:
Weighted-average remaining lease term (in years)	4.9	4.9
Weighted-average discount rate	7.4%	6.5%

Finance leases:
Finance lease right-of-use assets, net (1)	$5,555	$5,707

Finance lease liabilities, current (2)	$387	$564
Finance lease liabilities, non-current (3)	—	2,289
Total finance lease liabilities	$387	$2,853
Weighted-average remaining lease term (in years)	1.0	4.5
Weighted-average discount rate	3.3%	5.5%
____________________________________
(1) Included in the condensed consolidated balance sheets within property and equipment, net.
(2) Included in the condensed consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the condensed consolidated balance sheets within other liabilities, non-current.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental cash flow information related to leases is as follows (in thousands):

	First Three Quarters of Fiscal
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$37,380	$43,691
Financing cash outflows for finance leases	$4,818	$1,115
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$56,813	$80,373
Finance leases	$—	$3,059
Future lease payments under our non-cancelable leases at the end of the third quarter of fiscal 2026 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
Remainder of 2026	$14,786	$—
2027	51,715	704
2028	57,709	704
2029	49,119	704
2030	46,172	704
Thereafter	45,037	410
Total future lease payments	264,538	3,226
Less: imputed interest	(38,991)	(373)
Present value of total lease liabilities	$225,547	$2,853
Lessor Arrangement
We, as a lessor, have entered into non-cancelable arrangements to lease our data management and storage solutions and subscription services. The arrangements include multiple seven-year leases that either commenced during fiscal 2025 or in the third quarter of fiscal 2026 with total net consideration of $258.6 million. The arrangements provide an end-of-term option to purchase the leased assets for a pre-determined price.
We determined, at inception of the respective arrangements, that each of the leases include sales-type leases, an operating lease, and non-lease components. The non-lease components are comprised primarily of subscription support services and professional services. The total net consideration for each lease was allocated to these components based on relative standalone selling price. The amounts allocated to the lease and non-lease components are accounted for in accordance with ASC 842 and ASC 606, respectively.
We recognized $15.2 million in product revenue related to the sales-type lease components during the first three quarters of fiscal 2025. The associated profit was $11.4 million, based on the product revenue recognized less certain costs, during the first three quarters of fiscal 2025. No product revenue was recognized during the third quarter of fiscal 2025. We recognized $27.9 million in product revenue related to the sales-type lease components during both the third quarter and first three quarters of fiscal 2026. The associated profit was $23.6 million, based on the product revenue recognized less certain costs, during both the third quarter and first three quarters of fiscal 2026. Subscription services revenue related to the operating lease and non-lease components recognized was $2.7 million and $7.5 million during the third quarter of fiscal 2025 and 2026 and $4.8 million and $19.5 million during the first three quarters of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Future minimum gross lease payments allocated to the sales-type leases and operating lease components are as follows (in thousands). The remaining lease payments of $154.6 million allocated to the non-lease components are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Lease
Remainder of 2026	$5,007	$3,124
2027	14,057	9,341
2028	16,978	7,451
2029	20,626	1,742
2030	23,399	—
Thereafter	45,137	—
Total future lease payments to be received	$125,204	$21,658
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
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the third quarter of fiscal 2026, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our “common stock”, and Class B common stock. At the end of the third quarter of fiscal 2026, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the third quarter of fiscal 2026, 330.5 million shares of Class A common stock were issued and outstanding.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase Program
In February 2025, our Board of Directors authorized a $250.0 million increase to the share repurchase program, bringing the total remaining authorization for future share repurchases to $271.5 million. During the third quarter of fiscal 2026, we repurchased and retired approximately 0.6 million shares of our common stock at an average purchase price of $87.23 per share for an aggregate repurchase price of $53.3 million. During the first three quarters of fiscal 2026, we repurchased and retired approximately 3.9 million shares of our common stock at an average purchase price of $55.58 per share for an aggregate repurchase price of $215.4 million. At the end of the third quarter of fiscal 2026, $56.2 million remained available for future share repurchases under our current repurchase authorization.
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
Upon vesting of equity awards, 1.1 million and 1.0 million shares were withheld during the third quarter of fiscal 2025 and 2026 to cover $55.3 million and $87.7 million in tax withholding obligations, and 2.5 million shares and 3.3 million shares were withheld to cover $144.0 million and $205.6 million in tax withholding obligations during the first three quarters of fiscal 2025 and 2026. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our condensed consolidated statements of cash flows.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. No ESPP reset occurred during the third quarter and first three quarters of fiscal 2025 and 2026.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based compensation expense related to our 2015 ESPP was $8.9 million and $7.1 million during the third quarter of fiscal 2025 and 2026, and $25.2 million and $21.3 million during the first three quarters of fiscal 2025 and 2026. At the end of the third quarter of fiscal 2026, total unrecognized stock-based compensation cost related to our 2015 ESPP was $41.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2025	2,426,214	$14.07	2.0	$130,798
Options exercised	(1,267,715)	14.36
Balance at the end of the third quarter of fiscal 2026	1,158,499	$13.75	2.1	$98,871
Vested and exercisable at the end of the third quarter of fiscal 2026	1,158,499	$13.75	2.1	$98,871
The aggregate intrinsic value of options vested and exercisable at the end of the third quarter of fiscal 2026 is calculated based on the difference between the exercise price and the closing price of $98.70 of our common stock on the last day of the third quarter of fiscal 2026.
Stock-based compensation expense related to stock options was fully recognized in fiscal 2025 and was not material during the third quarter and first three quarters of fiscal 2025.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	19,299,290	$37.20	$1,308,299
Granted	9,500,445	46.83
Vested	(7,571,584)	34.99
Forfeited or canceled (1)	(1,728,247)	39.62
Unvested balance at the end of the third quarter of fiscal 2026	19,499,904	$42.54	$1,924,641
_________________________________
(1) Represents the number of shares granted under the RSU awards that were forfeited due to termination of employment or canceled.
Stock-based compensation expense related to RSUs was $80.2 million and $89.2 million during the third quarter of fiscal 2025 and 2026, and $227.6 million and $255.5 million during the first three quarters of fiscal 2025 and 2026. At the end of the third quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested RSUs was $779.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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
A summary of the PRSU activity under our 2015 Plan and related information is as follows:

	Number of PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	1,849,045	$41.34	$125,347
Granted (1)	1,426,345	55.12
Vested and earned (2)	(836,807)	37.40
Unearned (3)	(284,928)	49.46
Forfeited or canceled (4)	(55,589)	51.75
Unvested balance at the end of the third quarter of fiscal 2026	2,098,066	$50.89	$207,079
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
Stock-based compensation expense related to PRSUs was $8.6 million and $34.7 million during the third quarter of fiscal 2025 and 2026, and $55.2 million and $63.0 million during the first three quarters of fiscal 2025 and 2026. During the first quarter of fiscal 2025, our Board of Directors approved a discretionary adjustment, increasing the earned number of shares for the PRSUs granted in fiscal 2024. This modification resulted in additional stock-based compensation expense of $40.7 million, of which substantially all has been recognized as of the end of the third quarter of fiscal 2026. At the end of the third quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested PRSUs was $87.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of LTP Awards activity under our 2015 Plan is as follows:

	Number of LTP Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	3,945,590	$17.56	$267,472
Granted (1)	1,071,312	24.58
Forfeited (2)	(244,056)	17.56
Unvested balance at the end of the third quarter of fiscal 2026	4,772,846	$19.13	$471,080
__________________________________
(1) Represents the maximum number of shares that could be earned.
(2) Represents the number of shares granted that were forfeited due to termination of employment.
Stock-based compensation expense related to LTP Awards was $3.4 million and $3.5 million during the third quarter of fiscal 2025 and 2026, and $10.7 million and $8.4 million during the first three quarters of fiscal 2025 and 2026. At the end of the third quarter of fiscal 2026, total unrecognized stock-based compensation cost related to unvested LTP Awards was $53.9 million, which is expected to be recognized over a weighted-average period of 3.3 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026
Cost of revenue—product	$3,216	$4,378	$9,443	$11,793
Cost of revenue—subscription services	7,800	9,293	24,632	25,014
Research and development	49,227	63,598	150,390	173,194
Sales and marketing	24,393	26,298	72,330	74,909
General and administrative	16,436	30,920	62,161	63,245
Total stock-based compensation expense, net of amounts capitalized (1)	$101,072	$134,487	$318,956	$348,155
_________________________________
(1) Stock-based compensation expense capitalized was $2.2 million and $2.1 million during the third quarter of fiscal 2025 and 2026, and $5.8 million and $6.1 million during the first three quarters of fiscal 2025 and 2026.
The tax benefit related to stock-based compensation expense for all periods presented was not material.
Note 12. Net Income per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents, including our outstanding stock options, common stock related to unvested RSUs, PRSUs, and LTP Awards, and common stock issuable pursuant to the ESPP.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026
Numerator:
Net income	$63,639	$54,806	$64,304	$87,929
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	327,675	329,570	325,530	327,901
Add: Dilutive effect of common stock equivalents	12,889	16,177	15,960	13,118
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	340,564	345,747	341,490	341,019
Net income per share attributable to common stockholders, basic	$0.19	$0.17	$0.20	$0.27
Net income per share attributable to common stockholders, diluted	$0.19	$0.16	$0.19	$0.26
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026
Unvested RSUs and PRSUs	798	324	401	109
Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026
Interest income (1)	$20,149	$15,774	$58,881	$48,315
Interest expense (2)	(1,925)	(266)	(5,966)	(3,124)
Foreign currency transactions gains (losses)	(1,158)	(1,954)	(2,270)	14,414
Other income (expense) (3)	90	(1,764)	39	29,540
Total other income (expense), net	$17,156	$11,790	$50,684	$89,145
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
(3) Includes realized gain of $27.5 million from sale of an equity security in the first three quarters of fiscal 2026.

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
At the end of the third quarter of fiscal 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2025.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA makes permanent certain provisions of the Tax Cuts and Jobs Act and includes modifications to the international tax framework. Among other changes, OBBBA eliminates the requirement to capitalize domestic research and development expenses under Internal Revenue Code Section 174, which lowered our U.S. taxable income and provision for income taxes for the third quarter of fiscal 2026. We continue to evaluate the potential future effects on our effective tax rate, cash tax liabilities, and deferred tax balances.
Note 15. Segment Information and Geographic Areas
Segment Information
Our chief operating decision maker (CODM), the Chief Executive Officer, manages business activities as a single operating and reportable segment at the consolidated level. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income and net income as reported on the condensed consolidated statements of operations, to assess performance and allocate resources to support strategic priorities. Condensed consolidated net income is our segment’s primary measure of profit or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
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
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Third Quarter of Fiscal		First Three Quarters of Fiscal
	2025	2026	2025	2026
United States	$561,882	$683,163	$1,588,648	$1,790,857
Rest of the world	269,190	281,290	699,674	813,083
Total revenue	$831,072	$964,453	$2,288,322	$2,603,940

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2025	Third Quarter of Fiscal 2026
United States	$448,035	$553,644
Rest of the world	13,696	12,692
Total long-lived assets	$461,731	$566,336
Note 16. Subsequent Event
On December 10, 2025, the Audit Committee of our Board of Directors authorized an additional $400.0 million to repurchase shares of our common stock, increasing the total remaining authorization amount to approximately $420.0 million. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice.

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
Recent Key Developments

In September 2025, we introduced a number of new products, capabilities, and expanded partnerships at Pure//Accelerate:
•Expanded EDC into the public cloud with the general availability of Pure Storage Cloud Azure Native, developed jointly with Microsoft - the industry's first fully managed, enterprise-grade block volume as a service.
•Continued the evolution of our next-gen FlashArray portfolio with the general availability of FlashArray//X R5 and FlashArray//C R5. In addition, we introduced FlashArray//XL190 R5, expected to be generally available in the fourth quarter of fiscal 2026.
•Expanded Pure1 AI Copilot with the general availability of Portworx Pure1 AI Copilot, the first AI-powered platform engineering assistant for Portworx customers, and introduced the integration of Pure1 AI Copilot with Model Context Protocol (MCP) servers, expected to be generally available in the fourth quarter of fiscal 2026.
•Bridged the gap between traditional and modern applications with the integration of Portworx® with Pure Fusion, expected to be generally available during the first half of fiscal 2027.
•Introduced Pure Protect Recovery Zones, expected to be generally available in the first quarter of fiscal 2027, and cyber resilience delivered as a service with Veeam, expected to be generally available in the fourth quarter of fiscal 2026, to help customers proactively detect threats and recover faster.

•Enabled built-in and integrated detection capabilities to provide broader visibility across an entire environment with the general availability of tools like real-time security with CrowdStrike Falcon, and file and user monitoring and remediation with Superna.
Components of Results of Operations
Revenue
We derive revenue primarily from the sale of our integrated storage hardware products and subscription services that comprise our Pure Platform. Product revenue includes the sale of our FlashArray and FlashBlade solutions, royalties from hyperscaler shipments, and the sale of Portworx term software licenses. Subscription services revenue includes the sale of our portfolio of Evergreen and Portworx subscription services offerings as well as our professional services offerings such as installation and implementation consulting services.
Provided that all other revenue recognition criteria have been met, we typically recognize product revenue for our integrated storage hardware products upon transfer of control to our customers and the satisfaction of our performance obligations. Products are typically shipped directly by us to customers, and our channel partners generally do not stock our inventory. Royalties from hyperscaler shipments of third party hardware that provide the customer a perpetual license to use our functional intellectual property (IP) are recognized when the revenue is earned based upon shipments by our supply chain partners. Revenue from Portworx term software licenses, which grant customers the right to use our functional IP for a specified period, is recognized at the point in time the software activation keys are made available to the customer for download at commencement of the initial or renewal term. For Evergreen//Flex, product revenue is recognized upon the commencement of the underlying subscription services. We expect our product revenue may vary from period to period based on, among other things, the timing and size of orders, delivery of products, hyperscaler shipments by our supply chain partners and the impact of significant transactions.
We generally recognize revenue from the fair value of subscription services provided ratably over the contractual service period or on a consumption basis based on the minimum usage commitment as well as usage above the commitment amount and professional services as delivered. We expect our subscription services revenue to continue to increase and in-line with our overall growth rate as more customers choose to consume our storage solutions as a service and our existing Evergreen subscription customers renew and expand their offerings.
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

Research and Development. Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, data center and cloud services costs, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expenses to increase in absolute dollars. Key incremental investments will focus on accelerating density of our direct flash modules, increasing the operational scale of our supply chain partners to support large production deployments for our hyperscaler customer, and accelerating product development.
Sales and Marketing. Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building activities. We expect our sales and marketing expenses to increase in absolute dollars, including investments to capture additional growth opportunities, in particular, in the enterprise market.
General and Administrative. General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, facilities, IT and fees for third-party professional services as well as amortization of intangible assets pertaining to defensive technology patents and allocated overhead. We expect our general and administrative expenses to increase in absolute dollars, including investments in back-office systems to support continued business growth.
Restructuring and Impairment. Restructuring and impairment expenses consist primarily of employee severance and termination benefits, and certain lease impairment and abandonment charges.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to our debt, gains (losses) from an equity security, and gains (losses) from foreign currency transactions.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and current income taxes in the United States. Our foreign subsidiaries earn a profit margin based upon transfer pricing principles which require an arm’s length return. Our foreign subsidiaries’ sales and marketing expenses are expected to increase over time as we grow, resulting in higher pre-tax foreign earnings and higher foreign income taxes.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue:
Revenue

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Product revenue	$454,735	$534,760	$80,025	18%	$1,204,714	$1,353,207	$148,493	12%
Subscription services revenue	376,337	429,693	53,356	14%	1,083,608	1,250,733	167,125	15%
Total revenue	$831,072	$964,453	$133,381	16%	$2,288,322	$2,603,940	$315,618	14%
The increase in product revenue during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 was primarily driven by royalties from hyperscaler shipments and sales to enterprise customers of FlashBlade//S and FlashArray//XL.
The increase in product revenue during the first three quarters of fiscal 2026 when compared to the first three quarters of fiscal 2025 was primarily driven by royalties from hyperscaler shipments and sales to enterprise customers of FlashArray//XL, FlashArray//X, FlashBlade//S, and FlashBlade//E.
The increase in subscription services revenue during the third quarter and the first three quarters of fiscal 2026 when compared to the third quarter and the first three quarters of fiscal 2025 was largely driven by increases in sales of our Evergreen//One consumption and subscription-based offerings and renewals of our Evergreen subscription services across our installed base.
During the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, total revenue in the United States grew 22% from $561.9 million to $683.2 million while total rest of the world revenue grew 4% from $269.2 million to $281.3 million. During the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025, total revenue in the United States grew 13% from $1.6 billion to $1.8 billion while total rest of the world revenue grew 16% from $699.7 million to $813.1 million.
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

The following table sets forth our Subscription ARR for the periods presented:

	At the End of		Year-over-Year Growth
	Third Quarter of Fiscal 2025	Third Quarter of Fiscal 2026	%
(dollars in thousands, unaudited)
Subscription annualized recurring revenue	$1,574,423	$1,837,267	17%
The year-over-year growth in our Subscription ARR at the end of the third quarter of fiscal 2025 was 22%. The decline in year-over-year growth to 17% at the end of the third quarter of fiscal 2026 was impacted by lower Evergreen subscriptions bundled with traditional product sales.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $2.9 billion at the end of the third quarter of fiscal 2026, and primarily includes non-cancelable Total Contract Value (TCV) sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Cloud Block Store consumption and subscription-based offerings, as well as $80.0 million of non-cancelable product orders. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors.
TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. Year-over-year growth in RPO to 24% at the end of the third quarter of fiscal 2026 when compared to 14% at the end of fiscal 2025 was driven by both growth of TCV sales for our storage-as-a-service offerings, and strong renewals of our Evergreen subscriptions.
We expect to recognize approximately 46% of total RPO over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$151,754	$147,628	$(4,126)	(3)%	$376,003	$431,559	$55,556	15%
Stock-based compensation	3,216	4,378	1,162	36%	9,443	11,793	2,350	25%
Total product cost of revenue	$154,970	$152,006	$(2,964)	(2)%	$385,446	$443,352	$57,906	15%
% of Product revenue	34%	28%			32%	33%

Subscription services cost of revenue	$85,380	$105,777	$20,397	24%	$259,536	$297,708	$38,172	15%
Stock-based compensation	7,800	9,293	1,493	19%	24,632	25,014	382	2%
Total subscription services cost of revenue	$93,180	$115,070	$21,890	23%	$284,168	$322,722	$38,554	14%
% of Subscription services revenue	25%	27%			26%	26%

Total cost of revenue	$248,150	$267,076	$18,926	8%	$669,614	$766,074	$96,460	14%
% of Total revenue	30%	28%			29%	29%

Product gross margin	66%	72%			68%	67%
Subscription services gross margin	75%	73%			74%	74%
Total gross margin	70%	72%			71%	71%
The increase in product gross margin during the third quarter of fiscal 2026 when compared to the third quarter of fiscal 2025 was primarily due to royalties from hyperscaler shipments as we continue to scale our production deployment and favorable product mix driven primarily by sales of higher-performance FlashArray//XL to enterprise customers. Product gross margin during the first three quarters of fiscal 2026 when compared to the first three quarters of fiscal 2025 was impacted by higher QLC component costs and higher sales of our FlashBlade//E and FlashArray//E solutions as customers’ transitioned their cost-sensitive workloads from traditional disk solutions to flash during the first six months of fiscal 2026.
The decrease in subscription services gross margin during the third quarter of fiscal 2026 when compared to the third quarter of fiscal 2025 was primarily driven by amortization of capitalized software costs for Pure Fusion and Pure Storage Cloud Azure Native and higher employee compensation and related costs.

Operating Expenses
Operating expenses in the first three quarters of fiscal 2025 were positively impacted as a result of the workforce alignment that we initiated in the fourth quarter of fiscal 2024.
Research and Development

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Research and development	$150,859	$192,766	$41,907	28%	$439,006	$546,936	$107,930	25%
Stock-based compensation	49,227	63,598	14,371	29%	150,390	173,194	22,804	15%
Total expenses	$200,086	$256,364	$56,278	28%	$589,396	$720,130	$130,734	22%
% of Total revenue	24%	27%			26%	28%
The increase in research and development expense during the third quarter of fiscal 2026 when compared to the third quarter of fiscal 2025 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, from growth in headcount and, to a lesser extent, an increase in equipment depreciation and facilities-related costs.
The increase in research and development expense during the first three quarters of fiscal 2026 when compared to the first three quarters of fiscal 2025 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, from growth in headcount, and, to a lesser extent, an increase in equipment depreciation, facilities-related costs and data center and cloud services costs.
Sales and Marketing

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Sales and marketing	$231,437	$267,519	$36,082	16%	$684,739	$783,310	$98,571	14%
Stock-based compensation	24,393	26,298	1,905	8%	72,330	74,909	2,579	4%
Total expenses	$255,830	$293,817	$37,987	15%	$757,069	$858,219	$101,150	13%
% of Total revenue	31%	30%			33%	33%
The increase in sales and marketing expense during the third quarter of fiscal 2026 when compared to the third quarter of fiscal 2025 was primarily driven by an increase in employee compensation and related costs from growth in headcount and, to a lesser extent, higher travel costs.
The increase in sales and marketing expense during the first three quarters of fiscal 2026 when compared to the first three quarters of fiscal 2025 was primarily driven by an increase in employee compensation and related costs from growth in headcount and, to a lesser extent, higher costs for sales and marketing events, and higher travel costs.

General and Administrative

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
General and administrative	$50,883	$62,358	$11,475	23%	$151,390	$168,654	$17,264	11%
Stock-based compensation	16,436	30,920	14,484	88%	62,161	63,245	1,084	2%
Total expenses	$67,319	$93,278	$25,959	39%	$213,551	$231,899	$18,348	9%
% of Total revenue	8%	10%			9%	9%
The increase in general and administrative expense during the third quarter and first three quarters of fiscal 2026 when compared to the third quarter and first three quarters of fiscal 2025 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, from growth in headcount.
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
Other Income (Expense), Net

	Third Quarter of Fiscal		Change	First Three Quarters of Fiscal		Change
	2025	2026	$	2025	2026	$
(dollars in thousands, unaudited)
Other income (expense), net	$17,156	$11,790	$(5,366)	$50,684	$89,145	$38,461
The decrease in other income (expense), net during the third quarter of fiscal 2026 when compared to the third quarter of fiscal 2025 was primarily due to a decrease in interest income from a lower balance in cash, cash equivalents and marketable securities and a lower interest rate environment.
The increase in other income (expense), net during the first three quarters of fiscal 2026 when compared to the first three quarters of fiscal 2025 was primarily due to gain from the sale of an equity security, and, to a lesser extent, higher net foreign exchange gains as the U.S. dollar weakened relative to certain foreign currencies. These increases were partially offset by a decrease in interest income from a lower balance in cash, cash equivalents and marketable securities and a lower interest rate environment.

Provision for Income Taxes

	Third Quarter of Fiscal		Change		First Three Quarters of Fiscal		Change
	2025	2026	$	%	2025	2026	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$13,204	$10,902	$(2,302)	(17)%	$29,171	$28,834	$(337)	(1)%
The decrease in provision for income taxes during the third quarter of fiscal 2026 when compared to the third quarter of fiscal 2025 was primarily driven by a decrease in foreign and U.S. withholding tax, as well as a decrease in U.S. taxable income due to the enactment of the One Big Beautiful Bill Act (OBBBA), which removed the requirement for domestic research and development capitalization under Section 174.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2026, we had cash, cash equivalents and marketable securities of $1.5 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts including investments to scale operations in support of our hyperscale customer and capture additional growth opportunities, the timing and extent of strategic inventory purchases to mitigate the impact of tariffs, higher commodity pricing, and supply chain disruptions, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, the timing of renewal and/or repayment of borrowings under the revolving credit facility, and cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. We may enter into equipment financing arrangements and seek additional equity or debt financing in the future.
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

We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of the third quarter of fiscal 2026, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Letters of Credit
At the end of fiscal 2025 and the third quarter of fiscal 2026, we had outstanding letters of credit in the aggregate amount of $7.2 million and $13.5 million in connection with our facility leases and a certain employee-related benefit. The letters of credit associated with our facility leases are collateralized by either restricted cash or the Credit Facility and mature on various dates through December 2031. The letter of credit associated with a certain employee-related benefit is collateralized by restricted cash.
Share Repurchase Program and Shares Withheld to Cover Taxes
In February 2025, our Board of Directors authorized a $250.0 million increase to repurchase shares of our common stock under our share repurchase program, of which $56.2 million remained available at the end of the third quarter of fiscal 2026. On December 10, 2025, the Audit Committee of our Board of Directors authorized an additional $400.0 million to repurchase shares of our common stock, increasing the total remaining authorization amount to $420.0 million. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During the third quarter of fiscal 2026, we repurchased and retired approximately 0.6 million shares of common stock at an average purchase price of $87.23 per share for an aggregate repurchase price of $53.3 million. During the first three quarters of fiscal 2026, we repurchased and retired approximately 3.9 million shares of our common stock at an average purchase price of $55.58 per share for an aggregate repurchase price of $215.4 million.
During the third quarter and first three quarters of fiscal 2026, we withheld approximately 1.0 million and 3.3 million shares to cover $87.7 million and $205.6 million in tax withholding obligations.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Three Quarters of Fiscal
	2025	2026
Net cash provided by operating activities	$545,090	$612,086
Net cash used in investing activities	$(93,505)	$(25,757)
Net cash used in financing activities	$(256,381)	$(449,966)

Operating Activities
Net cash provided by operating activities consists of net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation and depreciation and amortization. The year-over-year increase in net cash provided by operating activities was primarily driven by higher net income of $23.6 million, higher stock-based compensation of $29.2 million, and an increase of $29.4 million from changes in operating assets and liabilities, partially offset by $27.5 million in gain from the sale of an equity security. The increase from changes in operating assets and liabilities were primarily impacted by higher deferred revenue driven by renewal of our Evergreen subscription services across our installed base, and lower payments for employee compensation. Partial offsets to operating cash inflows were decreased cash collections due to timing, increased inventory purchases to mitigate the impact of tariffs, higher component pricing and supply chain disruptions, and higher deferred commissions.
Our primary source of cash from operating activities during the first three quarters of fiscal 2025 and 2026 were from cash collections from billings for sales of our product and subscription services.
Our primary uses of cash from operating activities during the first three quarters of fiscal 2025 and 2026 were payments to our contract manufacturers, payments for employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during the first three quarters of fiscal 2026 was driven by $197.8 million in capital expenditures, partially offset by net proceeds of $123.8 million in marketable securities and $52.5 million from the sale of an equity security. Key capital expenditures included investments for equipment supporting deployments of our Evergreen//One offering, data center expansion to support testing of new products and services, and investments to scale operations in support of our hyperscale customer.
Net cash used in investing activities during the first three quarters of fiscal 2025 was driven by $170.6 million in capital expenditures relating to test equipment for new product innovation, and equipment supporting our Evergreen//One offering, investments to scale operations in support of our hyperscale customer, and construction costs related to our headquarters facility, partially offset by net proceeds from our marketable securities of $84.5 million.
Financing Activities
Net cash used in financing activities during the first three quarters of fiscal 2026 was primarily driven by cash outflows related to share repurchases of $215.4 million and tax withholding remittances on vested equity awards of $203.2 million, and repayment of the $100.0 million outstanding on our former credit facility that terminated in June 2025, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan (ESPP) of $56.0 million, and the exercise of stock options of $18.2 million. The year-over-year increase in tax withholding remittances on vested equity awards was primarily driven by higher stock prices.
Net cash used in financing activities during the first three quarters of fiscal 2025 was primarily driven by cash outflows related to share repurchases of $182.0 million and tax withholding remittances on vested equity awards of $141.6 million, partially offset by proceeds from the issuance of common stock under our ESPP of $51.7 million, and the exercise of stock options of $21.2 million.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the third quarter of fiscal 2026, we had cash, cash equivalents and marketable securities of $1.5 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $7.0 million at the end of the third quarter of fiscal 2026.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the third quarter of fiscal 2026 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $8.8 million at the end of the third quarter of fiscal 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the third quarter of fiscal 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2026 there were no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•We are devoting significant resources toward developing flash storage solutions for hyperscalers. We have secured a design win with a major hyperscale customer, but there can be no assurance that our efforts will lead to meaningful revenue, operating margin, or cash flow, or additional hyperscaler design wins.

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
We rely on contract manufacturers and component vendors, some of which are located outside the United States. The importation of our products and the underlying components may be affected by changes in applicable tariffs, trade agreements, and trade policies, and expose us to risks associated with doing business globally. The United States and other countries in our supply chain or in which we have sales have imposed, and may impose additional, tariffs, duties, quotas, or other restrictions or regulations, or may adversely adjust prevailing tariff levels, quotas, duties, or other restrictions or regulations. Countries impose, modify and remove tariffs and other trade restrictions in response to a variety of factors, including economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Additionally, changes in U.S. policy may lead to significant changes in tariffs for imported goods. The imposition of tariffs on our products or their underlying components may require us to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability.
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
We are devoting significant resources toward developing flash storage solutions for hyperscalers. We have secured a design win with a major hyperscale customer, but there can be no assurance that our efforts will lead to meaningful revenue, operating margin or cash flow, or additional hyperscaler design wins.
We are devoting significant resources toward developing flash storage solutions for hyperscalers, and secured a design win with a hyperscaler in fiscal 2025. Achieving a design win with a major hyperscaler requires us to dedicate significant resources and investment in pursuit of a single customer opportunity without any guarantee of revenue. Additionally, we may be obligated to fulfill NAND flash purchase commitments if our hyperscale customer reduces its demand for our flash storage solutions. While we believe the opportunity to sell our solutions to hyperscalers that replace their bulk disk and hybrid disk storage is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue, there can be no assurance that our efforts will lead to meaningful revenue, operating margin or cash flow, or additional hyperscaler design wins. Further, a design win does not guarantee continued sales. Even after we secure a customer design win, the customer could choose to delay or cancel purchasing or licensing our technology and services. It is therefore difficult to predict the volume and timing of sales, if any, that will follow from any design win that we secure.
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
As a result of these risks, we cannot assure investors that we will be able to obtain a sufficient supply of key product components in the future or that the cost of these components will not increase. If our component supply is disrupted or delayed, or if we need to replace our suppliers, there can be no assurance that additional components will be available when required or that components will be available on favorable terms, which could extend our manufacturing lead times, increase the costs of our components and harm our business, operating results and financial condition. We may not be able to continue to procure components at reasonable prices, which may impact our business negatively or require us to enter into longer-term contracts to obtain components. Even if we enter into such long-term contracts, our suppliers may fail to perform their contractual obligations or may otherwise be unable to supply components in the quantities or at the prices agreed upon. Any of the foregoing disruptions could exacerbate other risk factors, increase our costs and decrease our gross margins, harming our business, operating results and financial condition.

If we do not manage the supply of our products and their components efficiently, our results of operation could be adversely affected.
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to component quality, component scarcity and inflationary pressure. In addition, we must invest to scale our supply chain, including to ensure a sufficient supply of flash to support our hyperscaler customer. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. Our forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. If we have excess supply, we may reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that exacerbate other risk factors and result in delayed revenue, reduced product margins or lost sales opportunities altogether. If we are unable to effectively manage our supply and inventory, including the supply of flash necessary to fulfill potential hyperscaler demand, our results of operations could be adversely affected.
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
Sales to governmental agencies may in the future account for a significant portion of our revenue and pose additional challenges and risks to our sales efforts. Governments have and may continue to impose restrictions or requirements that must be complied with in order for us to sell to certain governmental customers. Government demand and payment for our Pure Platform may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which may adversely affect public sector demand for our Pure Platform. We sell our offerings to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our Pure Platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States or other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell to certain governmental agencies.
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
Our strategy is to continue investing in marketing, sales, support and research and development. We believe continuing to invest heavily in our business, including investments to scale operations to support our hyperscaler customer, is critical to our future success and meeting our growth objectives. We anticipate that our operating expenses will continue to increase in absolute terms. Even if we achieve or maintain significant revenue growth, we may experience losses, forgoing near-term profitability on a U.S. GAAP basis.

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
In the ordinary course of our business, we collect, store, transmit and otherwise process proprietary, confidential and sensitive data, including by using our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may, on occasion, include personally identifiable information. Additionally, we design and sell products that allow our customers to store their data. We also rely on third-party service providers and technologies to operate our business and elements of our infrastructure and our business operations depend, in part, on the success of these third parties’ own cybersecurity measures. Any failure by a third-party to prevent or mitigate data security breaches or improper access to our confidential data or the confidential data of our customers, suppliers and business partners, could adversely affect our business. The security of our networks and those of our third-party service providers, and the intrusion protection features of our products are critical to our operations and business strategy.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. We and third-party service providers on whom we rely have been, and may in the future be, subject to attempts to gain unauthorized access to our data or systems. The threats to our information systems and information and those of third parties on whom we rely, include traditional computer “hackers,” social engineering attacks including phishing, vishing, smishing and domain spoofing (for example, attempts to induce fraudulent invoice payments or divert money from us), faulty password management, software bugs, malicious code (such as viruses and worms), malware installation, personnel misconduct or error, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, server malfunction, software or hardware failures, loss of data or other computer assets, adware, as well as attacks from nation-state and nation-state supported actors. These threats are also becoming increasingly difficult to detect. Recent advances in AI have increased the sophistication of these types of attacks as attackers are able to automate cyberattacks and create more personalized and targeted communications Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and there have been high-profile incidents of third-party service providers causing widespread disruptions to their customers’ infrastructure due to errors in their SaaS offerings. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our Pure Platform, systems and network or the systems and networks of third parties that support us and our business. Moreover, we may have limited remedies against third-party providers in the event of a service disruption.
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
Our ability to increase our revenue depends on our ability to attract, motivate, and retain qualified sales, engineering and other key employees, including our management. These positions may require candidates with specific backgrounds in software and the storage industry, and competition for employees with such expertise is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. To the extent that we are successful in hiring to fill these positions, we may need a significant amount of time to train new employees before they are effective and efficient in performing their jobs. If we are unable to adequately address these challenges, our ability to recruit and retain employees and to ensure employee productivity could be negatively affected. From time to time, there may be changes in our management team, which could create short term uncertainty. For example, in fiscal 2026, we have hired a new chief financial officer and chief revenue officer. All of our employees, including members of our management team and executive officers, are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. If we are unable to attract, motivate and retain qualified sales, engineering and other key employees, including our management or if they are unable to work effectively, our business and operating results could suffer.
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
We believe that our company culture has been a critical contributor to our success. Our culture fosters innovation, creativity, teamwork, passion for customers, focus on execution, and facilitates critical knowledge sharing. In particular, we believe that the difference between our sales, support and engineering cultures and those of incumbent vendors, is a key competitive advantage and differentiator for our customers and partners. As we grow and change or are required to adapt to changes in business operations, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

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

In recent years we have also become subject to a variety of data privacy laws, including the EU General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and California Privacy Rights Act (CPRA). Other jurisdictions have enacted similar laws. We have modified our data protection compliance program in response to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. The potential effects of new or modified privacy laws may be far-reaching and require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such laws that impact the performance and competitiveness of our Pure Platform. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit competitiveness and adoption of our Pure Platform by current and future customers.
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

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions and investments may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition or investment transaction. Moreover, we cannot assure investors that the anticipated benefits of any acquisition or investment will be realized. In connection with these types of transactions, we may issue additional equity securities that dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial impairment or deferred compensation charges. These challenges related to acquisitions or investments could harm our business and financial condition.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $98.70, through December 3, 2025. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
Our Board of Directors has periodically authorized share repurchases, funded from available working capital, including up to an additional $400.0 million authorized in December 2025. The repurchase authorization has no fixed end date. Although our Board of Directors has authorized a share repurchase program, this program does not obligate us to repurchase any specific dollar amount or number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the third quarter of fiscal 2026 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
August 4, 2025 - August 31, 2025	$—	—	$109,416
September 1, 2025 - September 28, 2025	$83.14	281	$86,040
September 29, 2025 - November 2, 2025	$90.72	330	$56,159
(1) In February 2025, our Board of Directors authorized share repurchases of up to an additional $250.0 million of our common stock. See “Liquidity and Capital Resources—Share Repurchase Program” included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the third quarter of fiscal 2026 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
August 4, 2025 - August 31, 2025	$—	—	$—
September 1, 2025 - September 28, 2025	$87.87	998	$87,734
September 29, 2025 - November 2, 2025	$—	—	$—
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
5(a) Matters Requiring Disclosure on Current Report Form 8-K
The Audit Committee of our Board of Directors has approved incremental share repurchases of up to an additional $400.0 million under its stock repurchase program. The authorization allows Pure to repurchase shares of its Class A common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The repurchase program does not have an expiration date, does not obligate Pure to acquire any of its stock, and may be suspended or discontinued by the company at any time without prior notice.
5(c) Securities Trading Plans of Directors and Executive Officers
On September 26, 2025, Charles Giancarlo, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c), which provides for the sale of up to 1,000,000 shares of our common stock on specified dates until the earlier of February 16, 2027, or when all the shares under Mr. Giancarlo’s plan are sold.
During the third quarter of fiscal 2026, other than Mr. Giancarlo, none of our directors or executive officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015
3.2	Amended and Restated Bylaws.	S-1	333-206312	3.4	9/9/2015
4.1	Form of Class A Common Stock Certificate of the Company.	S-1	333-206312	4.1	9/9/2015
4.2	Reference is made to Exhibits 3.1 and 3.2
10.1*	Offer Letter, by and between Pure Storage, Inc. and Patrick Finn, dated October 31, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURE STORAGE, INC.

Date:	December 10, 2025	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 10, 2025	By:	/s/ TAREK ROBBIATI
Tarek Robbiati
Chief Financial Officer (Principal Financial Officer)