Form 10-K
period 2026-02-01
Everpure, Inc.
filed 2026-03-25
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-37570

Everpure, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.0 billion based upon the closing price reported for such date by the New York Stock Exchange. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for any other purpose.
As of March 18, 2026, the registrant had 330,460,930 shares of Class A common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 1, 2026.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, inflation, interest rates, tariffs, currency fluctuations and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations that sales prices may fluctuate over time, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including our ability to expand sales with our current hyperscale customer and achieve design wins with new hyperscale customers, the timing and magnitude of sales to hyperscale customers, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to meet hyperscalers’ performance and price requirements, the anticipated benefits and timing of our pending acquisition of 1touch, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, including ongoing development and customer adoption of new products and the Enterprise Data Cloud architecture (including Everpure FusionTM), our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our ability to procure a sufficient supply of flash and other components used in our products, expectations about the impact of, and trends relating to, recent increases in component pricing and availability, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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

PART I
Item 1. Business.

OVERVIEW
Everpure, formerly known as Pure Storage, is a global technology company providing an integrated storage and data management platform. Data is foundational to our customers’ business transformation and increasingly central to their operational resilience and competitive differentiation. As data volumes expand and artificial intelligence (AI) becomes more deeply embedded in customers' operations, the ability to store, manage, govern, and derive greater value from their data is becoming as important as the infrastructure used to store it.
We began as a provider of flash-based storage systems. Over time, we have evolved into a company that delivers a cloud experience with an intelligent, unified storage and data management platform (the Everpure Platform) that virtualizes data across on-premises, hybrid and public cloud, and edge environments into a single storage layer with consistent control, built-in automation and continuous modernization. We are executing a focused strategy to modernize and simplify data infrastructure for customers as AI adoption increases and power, space, and operational constraints intensify. Our vision of an all-flash data center integrates our foundation of simplicity and reliability with four major market trends that are impacting all organizations:
1) The shift towards modernizing data infrastructure with all-flash technology;
2) The growth of modern cloud-native applications;
3) Increasing demand for data storage delivered as a service; and
4) Increasing demand for data storage to support accelerating AI adoption while managing rising energy costs.
With the Everpure Platform, customers can build their own Enterprise Data Cloud (EDC), an architectural approach to storage and data management that allows organizations to centrally manage a virtualized cloud of data with unified control — spanning on-premises, hybrid, and public cloud environments — enabling intelligent, autonomous data management and consistent governance across the entire environment.
OUR STRATEGIC GROWTH PILLARS
Our six strategic growth pillars, driven by the above four market trends, are as follows:
1.Expand All-Flash into new use cases served by disk today
We pioneered the use of solid-state, All-Flash technology in enterprise storage and have continued to expand our leadership position and technology differentiation across our tightly integrated software and hardware to support the broad range of enterprise storage needs and hyperscale use cases.
We have continued to drive industry disruption, innovation, and software leadership, currently with quad-level cell (QLC) flash. We continue to see a long-term growth opportunity as flash economics, coupled with the growth in unstructured data, delivers flash reliability and efficiency at prices comparable to traditional hard disk systems.
In fiscal 2026, shipments began on the industry-first Flash design win with a major hyperscaler. Last year, shipments exceeded our annual forecast and more shipments are anticipated in fiscal 2027, as our Purity software and integrated DirectFlash hardware technology are expected to continue freeing up significant amounts of data center power and space for this hyperscale customer and significantly reduce failure rates and maintenance costs associated with legacy disk storage, while doubling the expected lifetime of their storage infrastructure.
Our extended advantage stems from three technology differentiators:
•Direct-to-NAND Software Leadership
•Integrated Hardware–Software DirectFlash Modules
•Next-Generation Flash Management Capabilities

Because our highly sophisticated flash management software requires less NAND, we drive significant efficiency advantages over solid-state drives (SSDs) by eliminating over-provisioning, extending endurance, requiring far less common equipment, and reducing environmental impact.
In close collaboration with key QLC flash partners, we continue to advance the density roadmap for DirectFlash. In 2025, we released our 300 terabyte (TB) DirectFlash Module (DFM), delivering up to 18 times the capacity of standard hard drives and seven times the capacity of the largest SSDs. Our increasing density roadmap for DirectFlash continues to substantially expand our cost and power efficiency advantages when compared to both disk and SSDs.
2.Deliver hybrid cloud architecture and data services for modern applications
We continue to extend our leadership position in delivering the cloud operating model and enabling cloud-native applications. We empower our customers to run and operate storage as-a-service, for both traditional and modern applications.
Our next-generation version of Everpure Fusion is transforming traditional legacy enterprise data storage architectures by virtualizing storage and data management into a unified, cloud-like experience. This will enable customers to store, manage, protect, and access their data seamlessly across on premises, cloud, and hosted environments. The result is fully automated workflows that consistently manage enterprise data.

Our Portworx software solution is the leader in the enterprise Kubernetes/container data space, providing customers with a secure solution for both their primary container storage needs, as well as their critical data workflows such as backup, disaster recovery, and migration. Portworx, along with Everpure™ Cloud services in both Azure and Amazon Web Services (AWS), allow us to help customers operationalize their hybrid-cloud environment by enabling them to run and deploy both traditional and cloud-native applications on-premise, in the cloud, and across multiple clouds with the same process and operations.
3.Grow our subscription services business and drive differentiation with as-a-Service and Cloud operating model
We are a leader in the storage-as-a-service market and offer a comprehensive set of service level agreements (SLAs) that bring cloud operating model benefits to on-premises data storage. Our subscription offering, Evergreen//One, provides outcome-based SLAs across key areas, including capacity, performance, efficiency, availability, and durability. Our Evergreen architecture and DirectFlash technology enable these outcomes. We also provide advanced SLAs tailored to specific needs, including defined recovery time objectives through our Cyber Recovery and Resilience add-on. We deliver these capabilities through our technology architecture rather than structuring our offering as a financial, leasing, or professional services construct.
Certain competing offerings structure their solutions around consumption-based access to specific hardware appliances. While those models may offer usage-based pricing, they may not provide comparable outcome-based guarantees or non-disruptive upgrade paths. In those cases, customers subscribe to a financing model tied to equipment rather than to a hardware-independent storage service.
We believe Evergreen//One differentiates itself as a hardware-independent storage subscription centered on defined service outcomes. Customers subscribe to storage capabilities and service levels, not to a specific hardware configuration. We remain responsible for delivering contracted outcomes, including required hardware upgrades or expansions, and we design transitions to minimize disruption. This model aligns more closely with cloud and software-as-a-service (SaaS) principles.
We believe this distinction is important in a market where companies use subscription terminology broadly, but structure offerings differently. We continue to expand and strengthen our SLA portfolio and cloud-like service capabilities. Features such as Adaptive performance guarantees and Snapshot Retention aim to deliver defined operational outcomes that hardware-centric consumption models may not replicate, reinforcing the service-based nature of Evergreen//One.

4.Integrated Data Management as a Long-Term Growth Driver
AI and modern digital applications are driving significant growth in enterprise data and increasing its strategic importance. Today, data is distributed across data centers, public clouds, the edge, and SaaS applications making managing data increasingly complex. Many organizations still rely on separate systems for applications, databases, file storage, backup, analytics, and cloud services. Each system often uses different tools and policies. This fragmented approach requires manual coordination across teams. Security settings, access controls, and retention policies often vary between systems, increasing the risk of errors. As complexity rises, more personnel are relied upon instead of better systems. For many enterprises, operational complexity limits efficiency and growth.
Our EDC vision responds to this challenge. Instead of adding separate management tools on top of storage systems, the Everpure Platform integrates key data management functions directly into an intelligent control plane. Capabilities such as access control, replication, lifecycle management, policy enforcement, monitoring, and automation are coordinated through a centralized control framework across environments. This approach builds on our redesigned storage architecture. Through Purity, our unified operating system, and the integration of software with DirectFlash hardware, we have built a platform designed to operate continuously. Our Evergreen model helps reduce the need for large-scale system replacements, helping customers modernize while maintaining continuity. By unifying data management within a single platform, we aim to reduce fragmentation, improve operational efficiency, and reduce operational risk.
We believe the next phase of digital transformation will depend not only on how much data organizations create, but on how effectively they manage it. Through our EDC and the Everpure Platform, we seek to help enterprises simplify complex environments and manage data as a coordinated, scalable system.
5.Deliver Integrated Dataset Management Across Hybrid and Multi-Cloud Environments
As enterprises expand their use of AI, they increasingly recognize that many initiatives face challenges not because large language models (LLMs) lack capability, but because enterprise data is fragmented across systems, policies and environments. AI systems cannot automatically determine which internal data is authoritative, how it is governed, or where access boundaries apply. As a result, organizations must establish clear data controls, access permissions, and alignment with regulatory and security requirements. Without this enterprise context, even advanced models can produce deficient outputs. Effective enterprise AI therefore depends not only on model capability, but also on the infrastructure and data management framework supporting it.
AI systems depend on datasets that are accurate, documented, versioned, and traceable over time. In practice, however, many organizations continue to manage data across isolated systems — separate platforms for databases, file storage, backup, analytics, and AI — each with its own software and policies. This fragmentation often requires manual coordination across teams and tools. When data is siloed, policies and security controls vary by environment, governance depends on manual processes, and gaps in documentation and lifecycle management can reduce AI reliability, cause slow deployment, and increase operational and regulatory risk. These challenges intensify in hybrid and multi-cloud environments as data volumes grow and workloads move between systems. Teams may spend substantial time reconciling tools, aligning policies, and validating data consistency instead of delivering business outcomes, increasing their exposure to process errors and operational risk. For many enterprises, managing data effectively has become as critical as storing it.
We believe addressing this structural challenge requires a different approach to infrastructure design. The Everpure Platform, which underpins our EDC operating model, is architected to incorporate disciplined dataset management directly into core data infrastructure rather than relying on separate governance tools. In practical terms, this means that capabilities such as dataset documentation, provenance tracking, version control, policy-based lifecycle management, quality monitoring, and automation are embedded within the primary storage and orchestration layer. By integrating these capabilities into the foundation of the Everpure Platform, customers can manage datasets as governed, traceable assets across environments without fragmented manual processes, resulting in more reliable AI deployment, strengthened operational resilience, and improved audit readiness.

In February 2026, we entered into a definitive agreement to acquire 1touch, which provides data intelligence and governance tools. The acquisition of 1touch will extend our data management capabilities by adding data discovery and semantic context to the Everpure Platform. By integrating storage with 1touch’s ability to discover, classify, contextualize, and enrich data across datasets and environments — from SaaS to the edge — we will ensure enterprise data is inherently AI-ready at the source. This will allow organizations to transform raw data into actionable insights more quickly. The 1touch transaction is subject to customary closing conditions and expected to close in the second quarter of fiscal 2027.
Over time, we believe this architecture will provide cumulative benefits. As enterprises consolidate mission-critical workloads onto our Everpure Platform, they can deploy AI more effectively, reduce data-related risk, improve operational efficiency, and expand the platform across additional workloads. In this way, our strategy extends beyond infrastructure performance to focus on establishing a trusted data management layer that reduces complexity and drives business outcomes.
6.Expand our AI portfolio into the most demanding specialty Graphics Processing Unit (GPU) clouds and High-Performance Computing (HPC) environments
In March 2025, we introduced FlashBlade//EXA to expand our AI portfolio and address the performance requirements of specialty GPU cloud and HPC environments. FlashBlade//EXA is designed with a purpose-built, massively parallel architecture that independently scales data and metadata to support large-scale AI and compute-intensive workloads.
Our broader AI portfolio is designed to support innovation across a range of enterprise environments. FlashBlade//S delivers high performance and efficiency for enterprise AI and analytics workloads, while our Purity software and DirectFlash technology also support large-scale deployments, including hyperscale environments. Together, these offerings reflect our strategy to provide scalable, high-performance storage solutions optimized for AI-driven applications.
THE EVERPURE ARCHITECTURE
•Enterprise Data Cloud (EDC) Vision
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
With the Everpure Platform, customers can build their own EDC, a highly intelligent, autonomous, and policy-driven architecture that enables customers to unify data into a virtualized cloud of data spanning across on-premises, public and hybrid cloud, and the edge environments that is governed by an intelligent control plane for easy management and delivered as a service. The result is fully automated workflows that consistently manage enterprise data, eliminating silos and shifting organizations from managing infrastructure piece by piece to delivering outcomes that scale.
•Everpure Platform
Delivered as a service, the Everpure Platform provides a single, intelligent storage and data management solution to store, manage and run data across on-premises, public and hybrid cloud, and the edge environments with consistent control, built-in automation and continuous non-disruptive updates. By bringing data together, automating control, and reducing risk across the entire estate, from archive to AI, the Everpure Platform helps organizations reduce the complexity, increase reliability and cyber resiliency, and lower the costs of their data infrastructure. Our Everpure Platform differentiation is anchored in four core advantages: our unified Purity Operating Environment, our DirectFlash technology; our Evergreen technology and business model; and our Cloud Operating Model.
The following diagram depicts our Everpure Platform, built on our unique Evergreen Architecture, powered by FlashArray, FlashBlade, and Everpure Cloud service. Delivering a unified data plane through our Purity common operating environment across on-premises, public and hybrid cloud, and the edge, and a single intelligent control plane powered by Everpure Fusion and Pure1.

Key benefits of our Everpure Platform include:
•Simplified Infrastructure - Our Everpure Platform reduces the complexity and risks of traditional data infrastructure as our Purity Operating Environment enables customers to unify the majority of their fragmented block, file and object storage workloads onto a single storage and management environment that is simple to deploy, run and manage. We use Purity Operating Environment across all of our storage solutions to deliver a consistent experience whether deployed in a cloud, on-premises or hybrid cloud environment. This single Everpure Platform environment makes accessing data easier and faster which is proving critical in an environment driven by AI.
•Operating like a Cloud - Powered by Purity, Pure1 cloud management, Evergreen architecture and Everpure Fusion, the Everpure Platform operates like a cloud, delivering on-demand, self-service storage and managed data services backed by SLA guarantees. Organizations can manage all of their data types and workloads, from the data center to the cloud with our single, consistent Everpure Platform, true data mobility, and flexible consumption models.
•No Downtime - Our Everpure Platform delivers all-flash storage for data spanning from Tier-0 workloads to cost-sensitive archives that is 10x more reliable than our all-flash competitors with our unique, vertically integrated hardware, controller and software. Our Everpure Platform increases reliability by ending unexpected and planned downtimes to keep an organization’s data available 24/7 year-round through proactively managed SLAs that provide a 99.9999% uptime guarantee with predictive integrated support.
•Never Obsolete - Our Everpure Platform provides scalable, on-demand storage through our Evergreen offerings that is never obsolete, continuously improving and without disruptive forklift upgrades. Through continual hardware and software upgrades that are delivered non-disruptively through our Evergreen program, our Everpure Platform includes the latest technology and features.

•Cost Savings and Efficiency - Our Everpure Platform reduces storage costs, energy and labor providing a range of business models, from self-managed to fully-managed, that enable organizations to choose how and when they access and interact with their data. With a fully-managed Evergreen//One or Evergreen//Flex subscription, organizations also enjoy the benefit of having their power and rack space costs be paid by us. Our flash-optimized systems generally require 5-10x less labor to operate, and use 2-5x less power and space compared to competitive all-flash storage configurations, resulting in at least 50% lower total cost of ownership. This reduction in power usage and space is proving critical in an environment driven by AI given the massive energy demands of AI.
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
Unified Data Plane
Purity
Our Purity Operating Environment was designed from the ground-up. Our Purity software is able to deliver (1) superior performance by optimizing how data is placed and accessed on Flash, (2) reliability through optimizing the use of Flash in our systems, (3) density via our designed-for-flash algorithms, data structures and data reduction capabilities, and (4) environmental sustainability efficiencies through our integrated hardware and software thereby enabling our systems to use the same amount of data storage with significantly less power, space and e-waste.
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
Intelligent Control Plane
Pure1
Pure1, our cloud-based data storage management plane, brings the convenience of cloud storage to on-premises storage. With Pure1, customers can view and manage our storage arrays in a single pane of glass from any device with just a web browser or our mobile app. Service capabilities include AI-driven management and full-stack analytics, predictive intelligence that forecasts capacity and performance needs in advance, and a customer-centric support system of humans and AI that continuously monitor and proactively resolve array issues.

Everpure Fusion
Everpure Fusion brings the simplicity of the cloud operating model anywhere with on-demand consumption and back-end provisioning, delivering an autonomous storage-as-code management platform. Everpure Fusion enables storage administrators to unify storage arrays and optimize storage pools to build their own EDC. Everpure Fusion creates a highly intelligent and autonomous environment enabling data storage to be offered through customized storage service classes, providing storage consumers on-demand API-access to storage services, while automating previously complex tasks, such as storage provisioning, workload placement, workload mobility, and fleet rebalancing. Everpure Fusion also automates compliance policies for secure, consistent data handling, enhances cybersecurity, eliminates manual errors, and enables automated data set management, enforcing and tracking corporate rules and policies. The result is fully automated workflows that consistently manage enterprise data, removing the need to manage silos.
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
PRODUCT PORTFOLIO AND CONSUMPTION MODELS
FlashArray provides solutions addressing database, application, virtual machine and other traditional workloads. FlashArray was the industry’s first all-flash array and is driving the industry-wide transition from disk to Flash. FlashArray pioneered the approach of software designed from the ground-up for Flash and set the stage for industry leading simplicity, reliability, and rich data services. FlashArray has evolved through seven generations of controllers, a 100x increase in density, and a transition to all-NVMe flash-all delivered to customers non-disruptively through our Evergreen service.
•FlashArray//ST is designed to support ultra-high-performance applications such as in-memory databases, real-time applications, large online transaction processing databases, and electronic health records. FlashArray//ST is attractive in particular when a customer can derive quantifiable business value directly from performance. FlashArray//ST still maintains the critical capabilities of the Everpure Platform for block storage.
•FlashArray//XL sets a new bar of higher performance, scale and capacity for the most demanding workloads and mission critical data-based applications. We introduced the new performance density flagship FlashArray//XL 190, delivering to our customers 930% more IOPS per rack unit, 310% more IOPS per watt, 460% more TB per rack unit, compared to competitive solutions in the same class.
•FlashArray//X delivers next-gen performance for mission critical workloads. Through unified object block and file storage designed to be powerful and simple to use, FlashArray//X supports everything from Tier 1 databases to large-scale virtualized and cloud-native applications, with a non-disruptive upgrade path. Based on TLC flash, our latest R5 edition delivers up to 30% higher performance and up to a 40% capacity increase to support greater workload consolidation.

•FlashArray//C delivers the benefits of NVMe flash, performance and consolidation to simplify Tier-2 application and storage estates. FlashArray//C extends the core technology of FlashArray and DirectFlash technology to incorporate QLC flash to modernize and replace hybrid-flash and Tier-2 disk arrays. The benefits of QLC delivered by FlashArray//C are only achievable through our DirectFlash integrated hardware and software approach, and places us in a unique and differentiated position to accelerate the transition from disk to flash. In fiscal 2026, we introduced the new FlashArray//RC20, which offers enterprise-class performance, reliability, and agility at capacities and prices that are more accessible for edge use cases and smaller deployments. It brings all the power and capability of the Everpure Platform and the FlashArray//C family to a model that’s specifically sized and priced to support lower-capacity deployments.
•FlashArray//E extends the Everpure //E Family, to deliver the simplicity and efficiency of flash for all file and block data repositories for up to four petabytes (PB) of data, from content libraries to backup sets to active archives. FlashArray//E enables customers to benefit from an 80% reduction in power and space, 60% lower operational costs, and 85% less e-waste compared to disk.
Our FlashArrays support multiple storage protocol options:
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
•FlashArray Object creates a new opportunity by adding enterprise-grade object storage to the best unified platform FlashArray, unifying block, file, and object under one umbrella. FlashArray extends Object to smaller edge and mid-tier core environments, unlocking new use cases while closing competitive gaps in environments that demand a single system. FlashArray Object also provides an easy trusted on-ramp for small applications in existing environments. Customers can consolidate workloads while extending Everpure’s hallmark simplicity, efficiency, and reliability to their object storage workloads.
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
•FlashBlade//S Unlike commodity, SSD-based or retrofitted, spinning disk solutions, FlashBlade//S uses all-flash hardware and software innovation, built using all-QLC architecture and DirectFlash modules. FlashBlade//S R2 delivers unmatched density and capacity with up to 25% better performance across AI, HPC, EDA, genomics, and analytics workloads compared to competing systems. With Zero Move Tiering (ZMT), it eliminates legacy tiering challenges, simplifies data management, and reduces TCO.
•FlashBlade//E (part of our Everpure //E Family) is a scale-out unstructured data repository for four PB or more of data that makes the management of unstructured data growth more efficient, reliable, and sustainable with an user experience and economics that enable organizations to eliminate the last remnants of disk in their data center. FlashBlade//E provides the benefits of all-flash at an acquisition cost that is comparable to disk-based alternatives with lower operational costs, including up to five times less power consumption.

•FlashBlade//EXA, is a high performing data storage solution purpose-built to handle the most demanding requirements of large scale, GPU-intensive AI and HPC workloads. FlashBlade//EXA’s highly configurable and disaggregated architecture maximizes AI pipeline efficiency and minimizes delays during AI model training and inference workflows by delivering multi-dimensional performance at scale with cost-efficient, off-the-shelf data nodes and reduces complexity by eliminating metadata bottlenecks. FlashBlade//EXA is projected to deliver more than 10+TBs per second read performance and >20x more files in a single namespace.
Everpure Cloud services deliver an enterprise-grade, virtual block storage array that provides customers the flexibility to operate a hybrid cloud model with seamless data mobility across on-premises and public cloud environments. Everpure Cloud services are software-delivered, require no dedicated hardware running in the public cloud or internet colocation data centers, and are designed to be multi-cloud, supporting Amazon Web Services (AWS) and Microsoft Azure. Everpure Cloud leverages the same Purity software that powers FlashArray in on-premise environments, enabling customers to easily implement hybrid cloud workflows.
•Everpure Cloud for Azure VMware Solution (AVS) - Everpure Cloud for AVS running in Azure delivers the same cloud-like experience as public clouds built on VMware for storage by extending the data services and user experience of the Purity operating environment to AVS, simplifying cloud data mobility and help organizations optimize their AVS data storage costs.
Evergreen//One delivers a complete cloud operating model, allowing customers to consume storage-as-a-service, based entirely on guaranteed SLAs, enabling them to store their data whenever and wherever they want with guaranteed reliability and performance. Evergreen//One unifies on-premises and public-cloud data storage services in a single storage subscription service that delivers a true hybrid cloud experience. We ship to the customer whatever infrastructure is needed to deliver on the outcomes we guarantee, and we pay customers for the power and rack space that our infrastructure takes in their data center. With Evergreen//One, customers have flexibility to choose performance and capacity needs as well as where they consume and pay for their storage needs.
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
Portworx by Everpure is the market leader in cloud-native Kubernetes data management. As enterprises increasingly adopt cloud-native architectures and modern applications and AI/ML, Portworx Enterprise is the only data management platform that is able to provide robust enterprise-grade container storage, coupled with data-protection workflows such as Kubernetes backup (PX-Backup), disaster recovery (PX-DR) and portability between on-premise, hybrid cloud and multi-cloud environments. Portworx also offers PX CSI, a Kubernetes-native CSI driver for FlashArray and FlashBlade, enabling storage teams to build and operate in-house automation while delivering optimized provisioning, lifecycle management, and performance for containerized workloads in minutes.
Our Customers
Our global customer base is over 14,500 at the end of fiscal 2026. Both large enterprises and smaller organizations with limited IT expertise or budgets benefit from using our technology. We have deployed our products and subscription services to customers across multiple industry verticals and geographies. We define a customer as an entity that purchases our products and services either from one of our channel partners or from us directly.
Our enterprise business model supports the largest global organizations, including hyperscalers and managed service providers (MSPs). Today, we are in approximately 64% of Fortune 500 companies, and the loyalty of our customers is reflected in our market-leading, certified customer Net Promoter Score (NPS) of 84 as of December 31, 2025.

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
Technology Alliances. We work closely with technology partners that help us deliver an ecosystem of world-class solutions to our customers and ensure the efficient deployment and support of their environments. Our technology partners include application partners such as VMware, RedHat, Nutanix, Microsoft, Oracle and SAP, cloud partners such as Microsoft Azure, AWS, Google, and IBM, data protection partners such as Commvault, Rubrik and Veeam, and infrastructure partners such as Cisco and NVIDIA. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.
Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating our Everpure Platform advantages and demand generation for our sales force and channel partners. Our marketing effort consists primarily of product, field, channel, solutions, digital marketing and public relations.
Research and Development
Our research and development efforts are focused on innovation, building new features and functionality for our existing products and subscription services, developing software, and building new solutions. Our Everpure Platform integrates both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. Our research and development teams are primarily based in Santa Clara, California, Prague, Czech Republic, Bangalore, India, Bellevue, Washington, and Vancouver, Canada. We also design, test and certify our products to ensure interoperability with a variety of third-party software, servers, operating systems and network components. We plan to continue investing globally in significant resources for our ongoing research and development efforts.
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
We have over 3,000 issued patents and patent applications in the United States and foreign countries. We also license technology from third parties when we believe it will facilitate our product offerings or business.
Human Capital Resources
Our People and Organization
We are committed to demonstrating our core values — customer-first, persistence, creativity, teamwork, and ownership — and we believe that the interplay of strategy, organization, talent, and culture enables us to achieve outstanding results for all of our stakeholders.
We employ approximately 6,400 employees globally - approximately 3,700 in the U.S. and over 2,700 internationally at the end of fiscal 2026. Our workforce is distributed across over 30 countries and we continue to expand our location strategy to ensure we can obtain the right skills and have a global mindset with diversity of thinking. Our business growth presents us with the opportunity to attract talent and provide competitive employee value propositions in terms of work environment, pay, benefits, professional development and career growth opportunities that help meet the varying needs of our workforce.

Our human capital strategy is developed by our executive committee and led by our Chief Administrative and Legal Officer (CALO). The CALO delivers human capital reports to our Board of Directors and compensation and talent committee on a quarterly basis.
Attracting, Developing and Retaining Talent
In fiscal 2026, to advance our innovation, customer experience, and expanded sales coverage, we increased headcount by approximately 8%.
To foster our employees’ and our success, we seek to create an environment where people can thrive and do their best work. We strive to maximize our employees’ potential by creating a respectful, inclusive work environment with training and development programs that enable our global employees to create products and services that furthers their career goals and align with our company's purpose. We also have global performance management and internal mobility programs to enable employee development, growth and performance.
Our Commitment to a Strong and Inclusive Team
At Everpure, we support fair and equitable hiring and promotion practices and greatly value a broad range of thought, experiences, backgrounds, cultures, and ideas. A close-knit team culture is core to our success and fuels the industry-leading innovation and customer experience that sets us apart.
We believe that fostering an inclusive work environment strengthens collaboration, drives better decision-making, and enhances business outcomes. Our efforts focus on:

•Leadership Accountability – We assess and recognize leadership behaviors that contribute to a workplace where all employees can do their best work. This includes fostering inclusion and psychological safety, modeling a growth mindset, and empowering team members through trust, clarity, and high-impact opportunities.
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
Total Rewards
We provide competitive and fair compensation and inclusive benefit offerings. We regularly benchmark our programs against the market to ensure we are delivering salaries, variable pay and equity awards that attract and retain great talent. In addition, we offer comprehensive and tailored health and welfare benefits that ensure employees and their families are supported so they can remain focused on delivering results for Everpure. Our total rewards efforts include:
•A holistic benefits package. Our diverse offering of benefit programs support employees and their families with their unique life situations — from starting a family to raising children, from caring for aging loved ones to taking care of themselves. Employees can take time away during some of life's most demanding moments through our global family leave policy and our flexible time off policy. Employees are also supported with dedicated programs to help guide them through some of the more challenging moments like having a baby, relationship challenges, mental health needs, and neurodivergent support.
•Driving impact through compensation. Managers differentiate incentives based on delivered outcomes, business impact and how our employees model our values. We empower leaders to make thoughtful, fair decisions, and we equip employees with the resources to understand how our compensation philosophy works in practice.

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
A key tenant of our culture is our commitment to integrity, respect and a safe work environment which is supported by our Code of Conduct, Speak Up Policy, and annual Everpure Ethics and Compliance Pulse survey. We continually remind our employees that they are empowered to report concerns without fear of retaliation through our anonymous speak-up hotline and web portal or through their management chain, HR business partner, or Legal team.
Sustainable Impact
We are committed to advancing our responsible business practices, ensuring business operations and supply chain resilience and having a positive impact on the environment and society. Our Board of Directors receives an annual update on our environmental and social policies, programs and progress towards our commitments.
Our governance model is structured to ensure the appropriate amount of oversight, assessment, and management of sustainability risks and opportunities across our organization and supply chain. Our Audit Committee oversees our sustainability efforts and receives quarterly updates.
In fiscal 2026, we launched FlashBlade//EXA and FlashArray//RC20. FlashBlade//EXA is a high-performance scale-out storage platform designed to support AI and high-performance computing workloads, enabling customers to efficiently train and deploy models while reducing infrastructure footprint, energy consumption, and related carbon emissions. FlashArray//RC20 is an enterprise storage platform incorporating circular design principles, including the use of requalified components and Evergreen upgradeability, intended to lower manufacturing emissions, extend product lifecycles, and reduce electronic waste for cost-conscious customers. Our International Organization for Standardization (ISO) 14044 compliant Life Cycle Analyses (LCA) are conducted across our Everpure Platform and are used to identify opportunities to reduce the environmental impact of our solutions.
We continue to obtain third party verification of our greenhouse gas emissions (GHG) and make progress on our near-term science based targets through initiatives such as expanding procurement of renewable electricity for our Santa Clara headquarters campus as well as our Prague, Bangalore, Bellevue, and Lehi campuses.
For more information about our sustainability priorities, alignment to Sustainability Accounting Standards Board, Global Reporting Initiative, United Nations Sustainable Development Goals, and the Task Force on Climate-related Financial Disclosures framework, please see our fiscal 2025 Impact report at www.everpuredata.com/company/sustainability. The contents of our sustainability website are not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC, and any reference to our sustainability website is intended to be an inactive textual reference only.
Available Information
Our website address is www.everpuredata.com. Information contained on or accessible through our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.
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

Trademark Notice
Everpure, the Everpure “P” logo and other trade names, trademarks or service marks of Everpure appearing in this report are the property of Everpure. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

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

•If we do not manage the supply of our products and their components efficiently, or if our suppliers fail to perform their contractual obligations to us or are otherwise unable to allocate a sufficient volume of components to us, our ability to deliver products could be adversely affected and result in delayed or reduced revenue, reduced product margins or lost sales opportunities altogether.

•We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of our supply arrangements could delay shipments of our products and could harm our relationships with current and prospective customers.

•Adverse changes to tariffs, trade agreements, and trade policies may have a negative effect on our business and results of operations.

•Our sales cycles can be long, unpredictable and expensive, particularly during a global economic slowdown, making it difficult for us to predict future sales.

•We are devoting significant resources toward developing flash storage solutions for hyperscalers, but there can be no assurance that our efforts will lead to meaningful revenue, operating margin, or cash flow, or additional hyperscaler design wins.

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
If we do not manage the supply of our products and their components efficiently, or if our suppliers fail to perform their contractual obligations to us or are otherwise unable to allocate a sufficient volume of components to us, our ability to deliver products could be adversely affected and result in delayed or reduced revenue, reduced product margins or lost sales opportunities altogether.
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to component quality, component scarcity, increased global demand, and inflationary pressure. Our supply chain has been, and may continue to be adversely impacted by component cost increases in our supply chain. In response to these cost increases, we raised our prices during the first quarter of fiscal year 2027, which may result in reduced sales or the loss of customers, and adversely impact our business and results of operations. We enter into agreements with our suppliers to provide components at specified prices, volume, and timing. Our suppliers have in the past, and may in the future, seek to renegotiate terms of our supply agreements. Furthermore, in the current environment of increased global demand and component scarcity, suppliers may lack the capacity to allocate the necessary volume of components to meet our manufacturing requirements. If our suppliers fail to perform their obligations or if they are unable or refuse to provide components to us at the specified prices, volumes, or at the times that we have agreed upon, or if they are simply unable to allocate the volume of components that we need, we may be unable to secure alternate supply on commercially reasonable terms or within our required timeframes. As a result, we could face component shortages, higher component costs, manufacturing disruptions, longer customer lead times and delays in shipping our products, or lost sales opportunities altogether. Such a disruption could cause us to miss revenue opportunities, damage our relationships with customers and partners, and negatively impact our reputation. A significant or sustained supply chain failure of this nature could adversely affect our business, financial condition, product margins, results of operations, and prospects.
In addition, to scale our supply chain, we must manage our supply and inventory effectively, including ensuring a sufficient supply of flash to support our hyperscaler customer. If our hyperscale customer reduces its demand for our flash storage solutions, we may be obligated to fulfill component purchase commitments. If we are unable to effectively manage our supply and inventory, including the supply of flash necessary to fulfill potential hyperscaler demand, our results of operations could be adversely affected.
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
We rely on contract manufacturers and component vendors, some of which are located outside the United States. The importation of our products and the underlying components may be affected by changes in applicable tariffs, trade agreements, and trade policies, and expose us to risks associated with doing business globally. The United States and other countries in our supply chain or in which we have sales have imposed, and may impose additional, tariffs, duties, quotas, or other restrictions or regulations, or may adversely adjust prevailing tariff levels, quotas, duties, or other restrictions or regulations. Countries impose, modify and remove tariffs and other trade restrictions in response to a variety of factors, including economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Additionally, changes in U.S. policy have and may continue to lead to significant changes in tariffs for imported goods. The imposition of tariffs on our products or their underlying components may require us to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability.

Our sales cycles can be long, unpredictable and expensive, making it difficult for us to predict future sales.
Our sales efforts involve educating our customers about the use and benefits across our data storage platform (Everpure Platform) and often involve an evaluation process that can result in a lengthy sales cycle, particularly for larger customers and hyperscalers. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases are frequently subject to our customers’ budget constraints, multiple approvals and unplanned administrative and other delays. These factors can lead to unpredictable and extended closing times of sales to our customers. Some of our customers make large concentrated purchases to complete or upgrade specific data storage deployments. A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other technology products generally. As a result, our revenue and operating results have and may continue to fluctuate from quarter to quarter.
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
We are devoting significant resources toward developing flash storage solutions for hyperscalers, but there can be no assurance that our efforts will lead to meaningful revenue, operating margin or cash flow, or additional hyperscaler design wins.
We are devoting significant resources toward expanding our sales to our existing hyperscale customer and to additional hyperscale customers. Achieving a hyperscaler design win requires us to dedicate significant resources and investment in pursuit of a single customer opportunity without any guarantee of revenue. Additionally, we may be obligated to fulfill NAND flash purchase commitments if our hyperscale customer reduces its demand for our flash storage solutions. While we believe the opportunity to sell our solutions to our existing hyperscale customer and additional hyperscalers is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue, there can be no assurance that our efforts will lead to meaningful revenue, operating margin or cash flow, or additional hyperscaler design wins. Further, even if we do secure additional hyperscaler design wins, a design win does not guarantee sales. Our existing, and potential future, hyperscale customers could choose to delay or cancel purchasing or licensing our technology and services. It is therefore difficult to predict the volume and timing of sales, if any, that will follow from any design win that we secure. Moreover, if our existing hyperscale customer were to delay, reduce or cancel its purchases from us, our business, operating results, cash flows and financial condition would be adversely affected.

The evolving market for data storage and data management products makes it difficult to forecast demand for our Everpure Platform.
The market for data storage and data management products is rapidly evolving. Changes in the application requirements, data center infrastructure trends and the broader technology landscape result in evolving customer requirements for capacity, scalability and other enterprise features of storage systems. Our future financial performance depends on our ability to adapt to competitive dynamics and emerging customer demands and trends, such as the opportunities created by the recent advances in artificial intelligence (AI). We continue to expand and evolve our Everpure Platform to compete directly with hard disk systems, and that strategy may take longer than we anticipate or may not succeed due to unforeseen factors. We may be unable to capture significant storage workloads for AI environments and hyperscalers. The enhancement of all-flash storage products by incumbent vendors and changes or advances in alternative technologies or adoption of cloud storage offerings that do not utilize our Everpure Platform could adversely affect the demand for our products.
Offerings from large public cloud providers are expanding quickly and serve as alternatives to our Everpure Platform for a variety of customer workloads. Since these providers are known for developing storage systems internally, this trend reduces the demand for storage systems like ours. It is difficult to predict customer adoption rates of new offerings, customer demand for our Everpure Platform or the future growth rate and size of our addressable market. Reduced demand for our Everpure Platform caused by technological challenges, alternative technologies and products or any other reason would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business and operating results.
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
Many of our competitors have developed or acquired storage technologies with features or data reduction technologies that directly compete with our Everpure Platform or have introduced business programs designed, among other things, to compete with our innovative programs, such as our Evergreen Storage model. We expect our competitors to continue to improve their products, reduce their prices and introduce new offerings that may, or may claim to, offer greater value compared to our Everpure Platform. These developments may render our products or technologies obsolete or less competitive. These and other competitive pressures may prevent us from competing successfully against our competitors.

Many of our competitors have long-standing relationships with key decision makers at current and prospective customers, which may inhibit our ability to compete.
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our Everpure Platform. Additionally, most of our prospective customers have existing storage products supplied by our competitors who have an advantage in retaining the customer because, among other things, the incumbent vendor already understands the customer’s IT infrastructure, user demands and needs, or the customer is concerned about actual or perceived costs of switching to a new vendor and technology. If we are unable to sell our Everpure Platform to new customers or persuade existing customers to continue purchasing our Everpure Platform, we will not be able to maintain or increase our market share and revenue, which would adversely affect our business and operating results.
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
Our future success is highly dependent upon our ability to establish and maintain successful relationships with our partners, including value-added resellers, service providers and systems integrators. In addition to selling our Everpure Platform, our partners may offer installation, post-sale service and support in their local markets. In markets where we rely on partners more heavily, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our Everpure Platform or the quality or responsiveness of the support and services being offered. Moreover, because our success depends on our partner relationships, we have recently increased our partner incentive compensation arrangements which we expect to negatively impact revenue. However, there can be no assurance that this increased incentive compensation will result in a corresponding increase in our sales. Any failure on our part to effectively identify, train and manage our channel partners and to monitor their sales activity, as well as the customer support and services provided to our customers, could harm our business, operating results and financial condition.
Our partners may choose to discontinue offering our Everpure Platform or may not devote sufficient attention and resources toward selling our Everpure Platform. We typically enter into non-exclusive, written agreements with our channel partners. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our channel partners from offering competing products and services. Additionally, our competitors may provide incentives to our existing and potential channel partners to use, purchase or offer their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.
Our brand name and business may be harmed by our competitors’ marketing strategies.
Building and maintaining brand recognition and customer goodwill is critical to our success. On occasion, our competitors’ marketing efforts have included negative or misleading statements about us and our Everpure Platform. If we are unable to effectively respond to our competitors’ marketing efforts and protect our brand and customer goodwill now or in the future, our business will be adversely affected.

Sales to governments are subject to a number of challenges and risks that may adversely impact our business.
Sales to governmental agencies may in the future account for a significant portion of our revenue and pose additional challenges and risks to our sales efforts. Governments have and may continue to impose restrictions or requirements that must be complied with in order for us to sell to certain governmental customers. Government demand and payment for our Everpure Platform may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which may adversely affect public sector demand for our Everpure Platform. We sell our offerings to governmental agencies through our channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our Everpure Platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities. Finally, governments may require certain products to be manufactured in the United States or other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell to certain governmental agencies.
Risks Related to Our Platform
If we fail to develop and introduce new or enhanced storage offerings successfully, our ability to attract and retain customers could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced storage and data management offerings that provide increasingly higher levels of performance, capacity, functionality and reliability and meet our customers’ expectations, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovative business models such as Evergreen//One to improve our competitive position. We continue to expand our large capacity data storage offerings to compete directly with hard disk systems. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new storage offerings by our competitors, or the emergence of alternative technologies or industry standards could render our Everpure Platform obsolete or less competitive.
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
We offer our Everpure Platform on a subscription basis, including our hardware and software products through Evergreen//One. Our subscription offerings are relatively new to the storage market and will continue to evolve, and we may not be able to compete effectively, drive continued revenue growth or maintain profitability with these business models. Our subscription offerings require different accounting of our customer transactions, such as changing how we recognize revenue and capitalize commissions, among other things. In addition, our subscription offerings require compliance with additional regulatory, legal and trade licensing requirements in some countries and entail incremental operational, technical, legal and other costs. Continued market acceptance of subscription offerings depends on our ability to create a seamless customer experience and optimally price our offerings in light of market conditions, our costs and customer demand. Additionally, subscription models may unfavorably impact the pricing of and demand for our on-premise offerings, which could reduce our revenues and profitability. If we do not successfully execute our subscription offering strategy, our financial results could be negatively impacted.

Our Everpure Platform is highly technical and may contain defects or bugs, which could cause data unavailability, loss, breach or corruption that might, in turn, result in liability and harm to our reputation and business.
Our Everpure Platform is highly technical and complex and is often used to store information critical to our customers’ business operations. Our Everpure Platform may contain errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our Everpure Platform may only be discovered after it has been installed and used by customers. We have, from time to time, identified vulnerabilities in our Everpure Platform. Despite our efforts to detect and remediate actual and potential vulnerabilities in our systems, we cannot be certain that we will be able to address any such vulnerabilities, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. We may also incur unexpected costs replacing defective hardware or ensuring that hardware remains interoperable and upgradable. Any of these errors, defects, bugs or security vulnerabilities may leave us, our Everpure Platform and our customers susceptible to exploitation, including by malicious actors, which could result in a loss of revenue, injury to our reputation, loss of customers or increased service and warranty costs, and adversely affect our business and operating results. In addition, errors or failures in the products of third-party technology vendors may be attributed to us and may harm our reputation.
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
If we are unable to ensure that our Everpure Platform interoperates with third party operating systems, software applications and hardware, we may lose or fail to increase our market share.
Our Everpure Platform must interoperate with our customers’ infrastructure, specifically networks, servers, software and operating systems, which are offered by a wide variety of vendors. When new or updated versions of these operating systems or applications are introduced, we may need to develop updated versions of our software so that our Everpure Platform continues to interoperate properly. We may not deliver or maintain interoperability quickly, cost-effectively or at all as these efforts require capital investment and engineering resources. If we fail to maintain compatibility of our Everpure Platform with these infrastructure components, our customers may not be able to fully utilize our Everpure Platform, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our Everpure Platform, which may harm our business, operating results and financial condition.
Our Everpure Platform must conform to industry standards in order to be accepted by customers.
Generally, our Everpure Platform comprises only a part of an IT environment. The servers, network, software and other components and systems deployed by our customers must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other systems in this ecosystem to conform to prevailing industry standards. These companies are often significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that our customers prefer. If larger companies do not conform to the same industry standards that we do, or if competing standards emerge, sales of our Everpure Platform could be adversely affected, which may harm our business.

Our ability to successfully market and sell our Everpure Platform depends in part on ease of use and the quality of our customer experience, and any failure to offer high-quality technical services and support could harm our business.
Once our customers deploy our Everpure Platform, they depend on our customer experience organization to drive non-disruptive upgrades and resolve technical issues. Our ability to provide effective technical services largely depends on our ability to attract, train and retain qualified personnel, as well as engage with qualified support partners that provide a similar level of customer support. In addition, our sales process is highly dependent on our reputation and on recommendations and reviews from our existing customers. We may need to provide customized installation and configuration services to our customers before our Everpure Platform is fully operational in their environments. Any failure to maintain, or a market perception that we do not maintain, high-quality technical services and support could harm our reputation, our ability to sell our Everpure Platform to existing and prospective customers and our business.
Risks Related to Our Operating Results or Financial Condition
Our gross margins are impacted by a variety of factors and vary from period to period, making them difficult to predict with certainty.
Our gross margins fluctuate from period to period due primarily to our component costs, product pricing, customer mix and product mix. A variety of factors may cause our gross margins to fluctuate and make them difficult to predict, including, but not limited to:
•sales and marketing initiatives, discount levels, rebates and competitive pricing;
•changes in customer mix (including our hyperscale customer), geographic mix, or product mix, including the relative sales of our lower product gross margin FlashBlade//E, FlashArray//E, and FlashArray//C solutions;
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
During fiscal 2026, the cost of our components increased significantly, and we anticipate continued component pricing volatility throughout fiscal 2027. Elevated global demand for the components used in our products has made future cost fluctuations highly unpredictable. We maintain supply agreements with our component suppliers that help mitigate, but do not eliminate, significant component cost volatility. While we implemented product price increases during the first quarter of fiscal 2027 to help offset these rising expenses, ongoing component cost volatility has placed, and may continue to place, downward pressure on our gross margins.
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
The sales prices of our offerings may fluctuate or decline for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints, inflation and other adverse economic conditions. As a result of the increase in our component costs during fiscal 2026, we raised our prices during the first quarter of fiscal year 2027. Due to the uncertainty around our component costs, we may be required to raise our prices again in the future.

We expect competition to increase in the future, thereby leading to increased pricing pressures. Larger competitors may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, although we price our offerings predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, our product prices may decrease over product life cycles. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in the volume of sales or the sales of new products with higher margins, our gross margins and operating results could be adversely affected.
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
Existing customers may not renew their subscription services agreements after the initial period and, given changing customer purchasing preferences, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their available budget and the level of their satisfaction with our Everpure Platform, customer support and pricing compared to our competitors. If our customers renew their contracts, they may renew on terms that are less economically beneficial to us. If our customers do not renew their agreements or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.
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
We intend to continue investing in our business growth and may require additional funds to support business initiatives, including the need to develop new Everpure Platform offerings or enhance our existing Everpure Platform offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we undertake in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited and our prospects and financial condition could be harmed.
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

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. We and third-party service providers on whom we rely have been, and may in the future be, subject to attempts to gain unauthorized access to our data or systems. The threats to our information systems and information and those of third parties on whom we rely, include traditional computer “hackers,” social engineering attacks including phishing, vishing, smishing and domain spoofing (for example, attempts to induce fraudulent invoice payments or divert money from us), faulty password management, software bugs, malicious code (such as viruses and worms), malware installation, personnel misconduct or error, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, server malfunction, software or hardware failures, loss of data or other computer assets, adware, as well as attacks from nation-state and nation-state supported actors. These threats are also becoming increasingly difficult to detect. Recent advances in AI have increased the sophistication of these types of attacks as attackers are able to automate cyberattacks and create more personalized and targeted communications. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are prevalent and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and there have been high-profile incidents of third-party service providers causing widespread disruptions to their customers’ infrastructure due to errors in their SaaS offerings. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our Everpure Platform, systems and network or the systems and networks of third parties that support us and our business. Moreover, we may have limited remedies against third-party providers in the event of a service disruption.
We devote significant resources to network security, authentication technologies, data encryption, employee training and other security measures designed to protect our systems and data, including to secure the transmission and storage of data and prevent third-party access to our data or accounts, but there can be no assurance that our security measures or those of our service providers, partners and other third parties upon whom we rely will be effective in protecting against a security incident or the material adverse impacts that may arise from a security incident. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems. The techniques used by malicious actors change frequently and are often not recognized until launched against a target. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks, including, without limitation, source code for our products and services or the networks and systems of third parties upon whom we rely being accessed, publicly disclosed, lost or stolen. Additionally, an effective attack could disrupt the proper functioning of our Everpure Platform, allow unauthorized access to our or our customers' sensitive, proprietary or confidential information, disrupt or temporarily interrupt our and our customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions.
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
If any of these types of security incidents occurs and we are unable to protect our platform, products, systems and data, or if we are perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our Everpure Platform could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information. For a description of our processes for assessing, identifying and managing material risks from cybersecurity threats, see Part 1. Item 1C. Cybersecurity in this Annual Report on Form 10-K.

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
Many countries around the world are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development (OECD)’s Base Erosion and Profit Shifting (BEPS) recommendations and related action plans that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules and nexus-based tax incentive practices. As part of these broader BEPS initiatives, many jurisdictions are now implementing the OECD’s Pillar Two global minimum tax framework, which introduces a 15% minimum effective tax rate for large multinational groups. Certain countries in which we operate have enacted legislation adopting Pillar Two, and additional jurisdictions continue to issue guidance or consider implementing similar rules. In January 2026, the OECD released a “side‑by‑side” administrative package introducing new safe harbors and potential relief for certain U.S.-parented multinational groups. While the impact of Pillar Two has not been material to date, differences in jurisdictional implementation, the expiration of transition relief, or changes in our global tax profile could increase our effective tax rate, cash tax payments, or compliance costs in future periods. We continue to monitor developments across the jurisdictions in which we operate.

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
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have over 3,000 issued patents and patent applications in the United States and foreign countries. We cannot assure investors that future patents issued to us, if any, will give us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, circumvented or held to be unenforceable. Our issued and future patents may not provide sufficiently broad protection or may not be enforceable. Further, the laws of certain foreign countries do not provide the same level of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and records, as the laws of the United States. For instance, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad.
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
Our use of open source software could impose limitations on our ability to commercialize our Everpure Platform.
We use open source software in our Everpure Platform and expect to continue to use open source software in the future. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our offerings. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties in order to continue offering our Everpure Platform for certain uses or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may be required to discontinue providing some of our software if re-engineering cannot be accomplished on a timely basis, any of which could harm our business, operating results and financial condition.

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
We are also subject to a variety of data privacy laws, including the EU General Data Protection Regulation (GDPR), California Consumer Privacy Act (CCPA), and California Privacy Rights Act (CPRA). Other jurisdictions have enacted similar laws. We have modified our data protection compliance program in response to data privacy regulations and will continue to monitor the implementation and evolution of global data protection regulations, but if we are not compliant with such privacy regulations, we may be subject to significant fines and our business may be harmed. The potential effects of new or modified privacy laws may be far-reaching and require us to modify our data processing practices and policies and to incur substantial costs and expenses. Customers may choose to implement technological solutions to comply with such laws that impact the performance and competitiveness of our Everpure Platform. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit competitiveness and adoption of our offerings by current and future customers.
In addition, sustainability reporting and disclosure requirements continue to evolve, with increasing global regulation. Companies must develop an expanded set of metrics and measures, data collection and processing, controls, and reporting processes in order to meet regulatory requirements. As global sustainability regulatory requirements evolve, this could lead to disruptions in our product manufacturing, increase our operating costs, and harm our profitability. If we fail, or are seen as failing, to effectively respond to sustainability regulatory requirements, our reputation and brand could be harmed, demand for our offerings could decline, and our profitability could be adversely impacted. Sustainability at Everpure includes but is not limited to topics such as environment, human capital, ethics, data security, and privacy.
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
We have completed acquisitions in the past and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, in the first quarter of fiscal 2027, we entered into a definitive agreement for the purchase of 1touch, which we expect to close in the second quarter of fiscal 2027, subject to the satisfaction of the transaction closing conditions. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $98.70, through March 18, 2026. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Risk Management and Strategy
We employ a defense-in-layers approach in our cybersecurity program that includes various processes to identify, assess, prioritize, manage, and report on cybersecurity risks that could result in loss or other adverse consequences to Everpure. We maintain a variety of channels designed to identify risks, including risks associated with our use of third-party service providers, such as by conducting vulnerability assessments, reviewing audit findings, discussing with key stakeholders, and analyzing security incidents and reports from our employees and others.
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

Our cybersecurity program is implemented and maintained by Everpure’s Global Information Security Office (GISO), a team of security professionals responsible for developing and implementing an information security program designed to protect our assets, including data, networks, applications and people, from cyber threats. The GISO includes individuals with expertise in the following areas and who continue to leverage such expertise at the company in the following manners:

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
Holders of Record
As of March 18, 2026, there were 29 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the fourth quarter of fiscal 2026 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
November 3, 2025 - November 30, 2025	$87.18	283	$31,497
December 1, 2025 - December 28, 2025	$69.69	820	$374,379
December 29, 2025 - February 1, 2026	$70.39	644	$328,993
(1) In fiscal 2026, our Board of Directors authorized additional share repurchases of up to $650.0 million of our outstanding common stock. See “Liquidity and Capital Resources—Share Repurchase Program” included under Part II, Item 7 in this Annual Report.
The following table summarizes our shares of restricted common stock that were delivered by certain employees to satisfy tax withholding requirements of equity awards for the fourth quarter of fiscal 2026 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
November 3, 2025 - November 30, 2025	$—	—	$—
December 1, 2025 - December 28, 2025	$69.11	955	$65,970
December 29, 2025 - February 1, 2026	$—	—	$—

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
Stock Performance Graph and Cumulative Total Return
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Everpure, Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and NYSE Arca Tech 100 Index for the five years ended February 1, 2026. The graph assumes that $100 (with reinvestment of all dividends) was invested in our common stock and in each index on January 31, 2021 and assumes the reinvestment of any dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
400
350
300
250
200
150
100
50
0
1/31/2021
2/6/2022
2/5/2023
2/4/2024
2/2/2025
2/1/2026
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
The following discussion of our financial condition and results of operations covers fiscal 2026 and fiscal 2025 items and year-over-year comparisons between fiscal 2026 and fiscal 2025. Discussions of fiscal 2024 items and year-over-year comparisons between fiscal 2025 and 2024 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2025, that was filed with the SEC on March 27, 2025.
Overview
Everpure, formerly known as Pure Storage, is a global technology company providing an integrated storage and data management platform. Data is foundational to our customers’ business transformation and increasingly central to their operational resilience and competitive differentiation. As data volumes expand and artificial intelligence (AI) becomes more deeply embedded in customers' operations, the ability to store, manage, govern, and derive greater value from their data is becoming as important as the infrastructure used to store it.
We began as a provider of flash-based storage systems. Over time, we have evolved into a company that delivers a cloud experience with an intelligent, unified storage and data management platform (the Everpure Platform) that virtualizes data across on-premises, hybrid, public cloud, and edge environments into a single storage layer with consistent control, built-in automation and continuous modernization. We are executing a focused strategy to modernize and simplify data center infrastructure for customers as AI adoption increases and power, space, and operational constraints intensify. Our vision of an all-flash data center integrates our foundation of simplicity and reliability with four major market trends that are impacting all organizations: (1) the shift towards modernizing data infrastructure with all-flash technology; (2) the growth of modern cloud-native applications; (3) increasing demand for data storage delivered as a service; and (4) increasing demand for data storage to support accelerating AI adoption while managing rising energy costs.
With the Everpure Platform, customers can build their own Enterprise Data Cloud (EDC), an architectural approach to storage and data management that allows organizations to centrally manage a virtualized cloud of data with unified control — spanning on-premises, hybrid, and public cloud environments — enabling intelligent, autonomous data management and consistent governance across the entire environment.
Components of Results of Operations
Revenue
We derive revenue primarily from sales of our integrated storage hardware and embedded licensed software products and storage-as-a-service offerings that comprise our Everpure Platform. Product revenue includes sales of our FlashArray and FlashBlade solutions, royalties from hyperscaler shipments, and sales of Portworx by Everpure term software licenses. Subscription services revenue includes sales of our portfolio of Evergreen, Portworx by Everpure, and Everpure Cloud consumption and subscription-based offerings, support and maintenance, and professional services such as installation and implementation services.

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
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of our raw material components, and personnel costs associated with our supply chain operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Our cost of product revenue also includes allocated overhead costs, adjustments to inventory and purchase commitments based on forecasted demand, amortization of intangible assets pertaining to developed technology, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
Cost of subscription services revenue primarily consists of personnel costs associated with delivering our subscription and professional services, part replacements, allocated overhead costs, depreciation of infrastructure used to deliver our subscription services, amortization of intangible assets pertaining to developed technology, and amortization of capitalized internal-use software. We expect our cost of subscription services revenue to increase in absolute dollars, as our subscription services revenue increases.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to our debt, gains from an equity security, and gains (losses) from foreign currency transactions.
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
Results of Operations
Basis of Presentation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2025 and 2026 were both 52-week years that ended on February 2, 2025 and February 1, 2026, respectively. Unless otherwise stated, all dates refer to our fiscal years.
Year Over Year Comparisons
Revenue

	Fiscal Year Ended		Change
	2025	2026	$	%
(in thousands)
Product revenue	$1,699,494	$1,971,678	$272,184	16%
Subscription services revenue	1,468,670	1,691,165	222,495	15%
Total revenue	$3,168,164	$3,662,843	$494,679	16%
The increase in product revenue during fiscal 2026 compared to fiscal 2025 was primarily driven by sales to enterprise customers of FlashArray//XL, FlashArray//X, and our //E family of solutions as well as royalties from hyperscaler shipments.
The increase in subscription services revenue during fiscal 2026 compared to fiscal 2025 was largely driven by increases in sales of our Evergreen//One consumption and subscription-based offerings and renewals of our Evergreen subscription services across our installed base.

During fiscal 2026 compared to fiscal 2025, total revenue in the United States grew by 12% from $2.2 billion to $2.5 billion, while total rest of the world revenue grew by 25% from $960.8 million to $1.2 billion.
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
The following table sets forth our Subscription ARR for the periods presented:

	At the End of		Year-over-Year Growth
(in thousands)	Fiscal 2025	Fiscal 2026	%
Subscription annual recurring revenue	$1,657,806	$1,924,338	16%
The year-over-year growth in our Subscription ARR at the end of fiscal 2026 was 16% compared to growth of 21% in fiscal 2025. The decline in year-over-year growth to 16% at the end of fiscal 2026 was primarily impacted by longer term renewals of our Evergreen subscription offerings.
Subscription Net Dollar Retention (NDR)
We use Subscription NDR as an indicator of our ability to successfully expand and grow revenue within our existing customer base on an annual basis. Our Subscription NDR, which approximates the year-over-year percentage growth in ARR from the same cohort of existing customers across comparable fiscal periods, was 117% and 113% for the fiscal years ended 2025 and 2026. Our Subscription NDR is calculated by dividing the current fiscal year-end ARR by the corresponding prior year-end ARR, for those customers with an active ARR balance as of a year ago. Current fiscal year-end ARR includes existing customer expansion, net of contraction and churn, but excludes ARR from new customers acquired in the current fiscal year period.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $3.7 billion at the end of fiscal 2026, and primarily includes non-cancelable Total Contract Value (TCV) sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Everpure Cloud consumption and subscription based offerings, as well as $228.5 million of non-cancelable product orders. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors.

TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. Year-over-year growth in RPO to 40% at the end of fiscal 2026 when compared to 14% at the end of fiscal 2025 was driven primarily by the execution of large deals and strength of our Evergreen//Forever and Evergreen//One offerings.
We expect to recognize approximately 45% of total RPO over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.
Cost of Revenue and Gross Margin

	Fiscal Year Ended		Change
	2025	2026	$	%
(in thousands)
Product cost of revenue	$562,736	$635,286	$72,550	13%
Product stock-based compensation	12,611	16,158	3,547	28%
Total expenses	$575,347	$651,444	$76,097	13%
% of Product revenue	34%	33%

Subscription services cost of revenue	$347,497	$399,216	$51,719	15%
Subscription services stock-based compensation	32,611	34,230	1,619	5%
Total expenses	$380,108	$433,446	$53,338	14%
% of Subscription services revenue	26%	26%

Total cost of revenue	$955,455	$1,084,890	$129,435	14%
% of Revenue	30%	30%

Product gross margin	66%	67%
Subscription services gross margin	74%	74%
Total gross margin	70%	70%
The slight increase in product gross margin during fiscal 2026 when compared to fiscal 2025 was primarily due to product mix and, to a lesser extent, royalties from hyperscaler shipments, partially offset by higher component costs. Additionally, due to higher component costs, we are expecting product gross margin to sequentially decline in the first quarter of fiscal 2027 and normalize on a full year basis.
Subscription services gross margin remained relatively consistent during fiscal 2026 when compared to fiscal 2025 primarily driven by continued optimization and increased efficiencies in our technical services operations, combined with cost benefits from automating our service logistics workflows that support delivery of our Evergreen subscription services to our installed base, partially offset by amortization of capitalized software costs for the development of Everpure Fusion and Everpure Cloud Azure Native and higher employee compensation and related costs.
Operating Expenses
Operating expenses during fiscal 2025 were positively impacted as a result of the workforce alignment that we initiated in the fourth quarter of fiscal 2024.

Research and Development

	Fiscal Year Ended		Change
	2025	2026	$	%

(in thousands)
Research and development	$603,347	$725,270	$121,923	20%
Stock-based compensation	201,058	238,021	36,963	18%
Total expenses	$804,405	$963,291	$158,886	20%
% of Total revenue	25%	26%
The increase in research and development expense during fiscal 2026 compared to fiscal 2025 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation and, to a lesser extent, an increase in equipment depreciation, and facilities-related costs.
Sales and Marketing

	Fiscal Year Ended		Change
	2025	2026	$	%

(in thousands)
Sales and marketing	$924,559	$1,077,299	$152,740	17%
Stock-based compensation	96,355	104,189	7,834	8%
Total expenses	$1,020,914	$1,181,488	$160,574	16%
% of Total revenue	32%	32%
The increase in sales and marketing expense during fiscal 2026 compared to fiscal 2025 was primarily driven by an increase in employee compensation and related costs, including sales commission expense, from growth in headcount and higher bookings achievement and, to a lesser extent, higher costs for sales and marketing events, and higher travel costs.
General and Administrative

	Fiscal Year Ended		Change
	2025	2026	$	%

(in thousands)
General and administrative	$207,560	$229,304	$21,744	10%
Stock-based compensation	78,671	89,054	10,383	13%
Total expenses	$286,231	$318,358	$32,127	11%
% of Total revenue	9%	9%
The increase in general and administrative expense during fiscal 2026 compared to fiscal 2025 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, from growth in headcount.
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

Other Income (Expense), Net

	Fiscal Year Ended		Change
	2025	2026	$

(in thousands)
Other income (expense), net	$62,576	$109,468	$46,892

The increase in other income (expense), net during fiscal 2026 compared to fiscal 2025 was primarily driven by higher net foreign exchange gains as the U.S. dollar weakened relative to certain foreign currencies and gain from the sale of an equity security, partially offset by a decrease in interest income from a lower balance in cash, cash equivalents and marketable securities and a lower interest rate environment.
Provision for Income Taxes

	Fiscal Year Ended		Change
	2025	2026	$	%

(in thousands)
Provision for income taxes	$41,095	$36,103	$(4,992)	(12)%
The decrease in provision for income taxes during fiscal 2026 compared to fiscal 2025 was primarily driven by a decrease in U.S. taxable income due to the enactment of the One Big Beautiful Bill Act (OBBBA), which removed the requirement for domestic research and development capitalization under Section 174.
Liquidity and Capital Resources
At the end of fiscal 2026, we had cash, cash equivalents and marketable securities of $1.5 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts including investments to scale operations in support of our hyperscale customer and capture additional growth opportunities, the timing and extent of strategic inventory purchases to mitigate the impact of tariffs, higher commodity pricing, and supply chain disruptions, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, the timing of renewal and/or repayment of borrowings under the revolving credit facility, and cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. For example, during the first quarter of fiscal 2027 we entered into a definitive agreement to acquire 1touch. We may enter into equipment financing arrangements and seek additional equity or debt financing in the future.
Purchase Obligations and Lease Commitments
At the end of fiscal 2026, we had non-cancelable contractual purchase obligations of $565.8 million, of which $418.8 million is payable within twelve months. These purchase obligations primarily includes non-cancelable inventory purchase commitments with contract manufacturers and suppliers, software service contracts and hosting arrangements.

At the end of fiscal 2026, aggregate future minimum lease payments under non-cancelable operating leases and finance leases were $254.9 million, of which $53.1 million is short-term. Non-cancelable operating leases include leases that have been executed, but not yet commenced. We lease office and data center facilities under operating leases expiring through July 2032 and lease certain engineering test equipment under finance leases.
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
We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of fiscal 2026, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Letters of Credit
At the end of fiscal 2025 and 2026, we had outstanding letters of credit in the aggregate amount of $7.2 million and $13.0 million in connection with our facility leases and a certain employee-related benefit, that mature on various dates through December 2031. Of the $13.0 million outstanding as of the end of fiscal 2026, $2.0 million is issued under the Credit Facility.
Share Repurchase Program and Shares Withheld to Cover Taxes
In fiscal 2026, our Board of Directors authorized an additional $650.0 million to repurchase shares of our common stock under our share repurchase program, of which $329.0 million remained available at the end of fiscal 2026. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During fiscal 2026, we repurchased and retired approximately 5.6 million shares of common stock at an average purchase price of $60.93 per share for an aggregate repurchase price of $342.5 million.
During fiscal 2026, we withheld approximately 4.2 million shares to cover $271.7 million in tax withholding obligations.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	2025	2026
Net cash provided by operating activities	$753,598	$880,085
Net cash used in investing activities	$(218,200)	$(108,069)
Net cash used in financing activities	$(509,779)	$(644,787)
Operating Activities
Net cash provided by operating activities consists of net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation and depreciation and amortization. The year-over-year increase in net cash provided by operating activities was primarily driven by higher net income of $137.0 million, when excluding non-cash items, partially offset by a decrease of $10.5 million from changes in operating assets and liabilities. The decrease from changes in operating assets and liabilities were primarily impacted by higher deferred revenue driven by renewal of our Evergreen subscription services across our installed base, and lower payments for employee compensation. Partial offsets to operating cash inflows were increased billings from growth in revenue, increased inventory purchases to mitigate the impact of tariffs, higher component pricing and supply chain disruptions, and higher deferred commissions.
Our primary source of cash from operating activities during fiscal 2025 and 2026 were from cash collections from billings for sales of our product and subscription services.
Our primary uses of cash from operating activities during fiscal 2025 and 2026 were payments to our contract manufacturers, payments for employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during fiscal 2026 was driven by $264.3 million in capital expenditures and the purchase of a strategic investment, partially offset by net proceeds of $110.7 million in marketable securities and $52.5 million from the sale of an equity security. Key capital expenditures included investments for data center expansion to support testing of new products and services, investments to scale operations in support of our hyperscale customer, and funding of initiatives aimed at accelerating Evergreen//One subscription growth.
Net cash used in investing activities during fiscal 2025 was driven by $226.7 million in capital expenditures and the purchase of a strategic investment. Key capital expenditures included test equipment for new product innovation, and equipment supporting our Evergreen//One offering, investments to scale operations in support of our hyperscale customer, and construction costs related to our headquarters facility. Cash outflows were partially offset by maturities and net sales of marketable securities of $41.4 million.
Financing Activities
Net cash used in financing activities during fiscal 2026 was primarily driven by cash outflows related to share repurchases of $342.6 million, and tax withholding remittances on vested equity awards of $270.9 million, and repayment of the $100.0 million outstanding on our former credit facility that terminated in June 2025, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan (ESPP) of $56.0 million, and the exercise of stock options of $18.4 million. The year-over-year increase in tax withholding remittances on vesting of equity awards was primarily driven by higher stock prices.
Net cash used in financing activities during fiscal 2025 was primarily driven by cash outflows related to share repurchases of $374.0 million, and tax withholding remittances on vesting of equity awards of $206.6 million, partially offset by proceeds from the issuance of common stock under our ESPP of $51.7 million, and the exercise of stock options of $27.2 million.

Off-Balance Sheet Arrangements
Through the end of fiscal 2026, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes sales of our integrated storage hardware and embedded licensed software products, royalties from hyperscaler shipments, and sale of Portworx by Everpure term licenses and (2) subscription services which includes sales of our storage-as-a-service consumption and subscription-based offerings, support and maintenance and professional services. We enter into contracts with customers that may include combinations of these products and subscription services, resulting in arrangements containing multiple promised performance obligations.
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
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of fiscal 2025 and 2026, we had cash, cash equivalents and marketable securities of $1.5 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $7.4 million as of the end of fiscal 2026.
Foreign Currency Exchange Risk
Our revenue is primarily denominated in U.S. dollars with a proportionally small amount denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Euro, Koruna and Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange should become more significant.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of fiscal 2026 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $15.0 million at the end of fiscal 2026.

Item 8. Financial Statements and Supplementary Data.
EVERPURE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Everpure, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Everpure, Inc. and subsidiaries (the "Company") as of February 2, 2025 and February 1, 2026, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended February 1, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and February 1, 2026, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Revenue Recognition – Refer to Note 2 of the Financial Statements
Critical Audit Matter Description
The Company generates revenue from product revenue and subscription services revenue. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price. The standalone selling price is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information such as market conditions and internally approved pricing guidelines related to performance obligations. The determination of the standalone selling price requires management to make significant estimates and judgments related to market conditions and pricing guidelines. The allocation of the transaction price to each performance obligation may also require management to make significant estimates around future purchases of the related performance obligations.
We identified the determination of standalone selling price and allocation of the transaction price as a critical audit matter because of the significant judgments made by management in estimating standalone selling price when the price at which the performance obligation sold separately is not available and in estimating future purchases of certain performance obligations in the allocation of the transaction price to the related performance obligations. This required a high degree of auditor judgment and an increased extent of effort to perform qualitative evaluations of the audit evidence related to management’s determination of the standalone selling price and estimate of future purchases.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to standalone selling price and estimate of future purchases included the following, among others:
•We tested the effectiveness of controls over the Company’s methodology and determination of standalone selling price and allocation of the transaction price.
•We evaluated the appropriateness of the Company’s methodology used to determine standalone selling price and future purchases by inquiring with management, comparing to historical analysis completed by the Company, internal forecasts, practices observed in the industry, and other significant assumptions, including retrospective review of forecasts to actual where applicable.
•We tested the underlying data that served as the basis for the Company’s analysis and the mathematical accuracy of such analysis and verified the consistent application of the methodology of establishing standalone selling price.
•We evaluated the reasonableness of the Company’s overall conclusion of standalone selling price and future purchases.
•We tested the allocation of the transaction price among performance obligations based on relative standalone selling price.

/s/ Deloitte & Touche LLP
San Jose, California
March 24, 2026

We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Everpure, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Everpure, Inc. and subsidiaries (the "Company") as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2026, of the Company and our report dated March 24, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
San Jose, California
March 24, 2026

EVERPURE, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	At the End of Fiscal
	2025	2026
ASSETS
Current assets:
Cash and cash equivalents	$723,583	$854,873
Marketable securities	798,237	692,446
Accounts receivable, net of allowance of $940 and $203	680,862	944,844
Inventory	42,810	75,935
Deferred commissions, current	99,286	139,379
Prepaid expenses and other current assets	222,501	356,015
Total current assets	2,567,279	3,063,492
Property and equipment, net	461,731	587,022
Operating lease right-of-use assets	146,655	185,975
Deferred commissions, non-current	229,334	280,190
Intangible assets, net	19,074	7,346
Goodwill	361,427	365,075
Restricted cash	12,553	7,687
Other assets, non-current	165,889	177,472
Total assets	$3,963,942	$4,674,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,385	$153,312
Accrued compensation and benefits	230,040	347,205
Accrued expenses and other liabilities	156,791	184,338
Operating lease liabilities, current	43,489	44,080
Deferred revenue, current	953,836	1,181,055
Debt, current	100,000	—
Total current liabilities	1,596,541	1,909,990
Operating lease liabilities, non-current	137,277	172,063
Deferred revenue, non-current	841,467	1,046,442
Other liabilities, non-current	82,182	100,096
Total liabilities	2,657,467	3,228,591
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 326,102 and 330,353 Class A shares issued and outstanding	33	33
Additional paid-in capital	2,674,500	2,624,757
Accumulated other comprehensive income	954	1,709
Accumulated deficit	(1,369,012)	(1,180,831)
Total stockholders’ equity	1,306,475	1,445,668
Total liabilities and stockholders’ equity	$3,963,942	$4,674,259

See the accompanying notes to the consolidated financial statements.

EVERPURE, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	2024	2025	2026

Revenue:
Product	$1,622,869	$1,699,494	$1,971,678
Subscription services	1,207,752	1,468,670	1,691,165
Total revenue	2,830,621	3,168,164	3,662,843
Cost of revenue:
Product	472,430	575,347	651,444
Subscription services	337,000	380,108	433,446
Total cost of revenue	809,430	955,455	1,084,890
Gross profit	2,021,191	2,212,709	2,577,953
Operating expenses:
Research and development	736,764	804,405	963,291
Sales and marketing	945,021	1,020,914	1,181,488
General and administrative	252,243	286,231	318,358
Restructuring and impairment	33,612	15,901	—
Total operating expenses	1,967,640	2,127,451	2,463,137
Income from operations	53,551	85,258	114,816
Other income (expense), net	37,035	62,576	109,468
Income before provision for income taxes	90,586	147,834	224,284
Provision for income taxes	29,275	41,095	36,103
Net income	$61,311	$106,739	$188,181
Net income per share attributable to common stockholders, basic	$0.20	$0.33	$0.57
Net income per share attributable to common stockholders, diluted	$0.19	$0.31	$0.55
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	311,831	325,774	328,540
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	332,568	342,704	342,992

See the accompanying notes to the consolidated financial statements.

EVERPURE, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	2024	2025	2026

Net income	$61,311	$106,739	$188,181
Other comprehensive income:
Unrealized net gains on available-for-sale securities	12,026	5,081	2,027
Less: reclassification adjustment for net gains on available-for-sale securities included in net income	(304)	(345)	(1,272)
Change in unrealized net gains on available-for-sale securities	11,722	4,736	755
Comprehensive income	$73,033	$111,475	$188,936

See the accompanying notes to consolidated financial statements.

EVERPURE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2023	304,076	$30	$2,493,769	$(15,504)	$(1,537,062)	$941,233
Issuance of common stock upon exercise of stock options	4,770	—	39,734	—	—	39,734
Stock-based compensation expense	—	—	337,146	—	—	337,146
Vesting of restricted stock units	14,038	2	(2)	—	—	—
Tax withholding on vesting of equity awards	(909)	—	(29,984)	—	—	(29,984)
Common stock issued under employee stock purchase plan	2,233	—	45,089	—	—	45,089
Repurchases of common stock	(4,686)	—	(135,801)	—	—	(135,801)
Issuance of common stock upon conversion of convertible senior notes	1	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	11,722	—	11,722
Net income	—	—	—	—	61,311	61,311
Balance at the end of fiscal 2024	319,523	$32	$2,749,595	$(3,782)	$(1,475,751)	$1,270,094
Issuance of common stock upon exercise of stock options	2,067	—	26,905	—	—	26,905
Stock-based compensation expense	—	—	429,075	—	—	429,075
Vesting of restricted stock units	12,370	1	(1)	—	—	—
Tax withholding on vesting of equity awards	(3,518)	—	(208,833)	—	—	(208,833)
Common stock issued under employee stock purchase plan	2,388	—	51,736	—	—	51,736
Repurchases of common stock	(6,728)	—	(373,977)	—	—	(373,977)
Other comprehensive income	—	—	—	4,736	—	4,736
Net income	—	—	—	—	106,739	106,739
Balance at the end of fiscal 2025	326,102	$33	$2,674,500	$954	$(1,369,012)	$1,306,475
Issuance of common stock upon exercise of stock options	1,284	—	18,377	—	—	18,377
Stock-based compensation expense	—	—	490,136	—	—	490,136
Vesting of restricted stock units	10,938	—	—	—	—	—
Tax withholding on vesting of equity awards	(4,212)	—	(271,650)	—	—	(271,650)
Common stock issued under employee stock purchase plan	1,863	—	56,042	—	—	56,042
Repurchases of common stock	(5,622)	—	(342,648)	—	—	(342,648)
Other comprehensive income	—	—	—	755	—	755
Net income	—	—	—	—	188,181	188,181
Balance at the end of fiscal 2026	330,353	$33	$2,624,757	$1,709	$(1,180,831)	$1,445,668

See the accompanying notes to the consolidated financial statements.

EVERPURE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	2024	2025	2026

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,311	$106,739	$188,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,416	126,654	147,815
Stock-based compensation expense	331,427	421,306	481,652
Noncash portion of lease impairment and abandonment	16,766	4,630	—
Gain on strategic investment	—	—	(27,486)
Other	1,559	8,168	14,348
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(49,687)	(18,640)	(264,051)
Inventory	6,810	(1,039)	(35,807)
Deferred commissions	(58,476)	(24,289)	(90,949)
Prepaid expenses and other assets	(25,669)	(121,657)	(159,863)
Operating lease right-of-use assets	35,499	34,162	41,454
Accounts payable	13,468	30,439	37,702
Accrued compensation and other liabilities	43,317	30,261	161,486
Operating lease liabilities	(31,891)	(43,917)	(46,591)
Deferred revenue	208,872	200,781	432,194
Net cash provided by operating activities	677,722	753,598	880,085
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(195,161)	(226,727)	(264,344)
Acquisition	—	—	(4,263)
Purchases of strategic investments	—	(31,080)	(2,405)
Purchases of marketable securities	(471,501)	(471,747)	(459,140)
Sales of marketable securities	59,053	100,975	361,751
Maturities of marketable securities	605,855	412,129	208,127
Sale of strategic investment	—	—	52,485
Other	5,000	(1,750)	(280)
Net cash provided by (used in) investing activities	3,246	(218,200)	(108,069)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	39,770	27,167	18,377
Proceeds from issuance of common stock under employee stock purchase plan	45,089	51,736	56,042
Proceeds from borrowings	106,890	—	—
Payments of financing costs for revolving credit facility	—	—	(2,080)
Principal payments on borrowings and finance lease obligations	(586,199)	(8,118)	(103,534)
Tax withholding on vesting of equity awards	(29,984)	(206,587)	(270,944)
Repurchases of common stock	(135,801)	(373,977)	(342,648)
Net cash used in financing activities	(560,235)	(509,779)	(644,787)
Net increase in cash, cash equivalents and restricted cash	120,733	25,619	127,229
Cash, cash equivalents and restricted cash, beginning of year	591,398	712,131	737,750
Cash, cash equivalents and restricted cash, end of year	$712,131	$737,750	$864,979
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR
Cash and cash equivalents	$702,536	$723,583	$854,873
Restricted cash	9,595	14,167	10,106
Cash, cash equivalents and restricted cash, end of year	$712,131	$737,750	$864,979
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,834	$7,181	$2,273
Cash paid for income taxes	$28,667	$38,082	$32,519
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$15,709	$16,205	$19,430

See the accompanying notes to the consolidated financial statements.

EVERPURE, INC.
Notes to Consolidated Financial Statements
Note 1. Business Overview
Organization and Description of Business
Everpure, Inc. (the Company, we, us, or other similar pronouns) was originally incorporated in the state of Delaware in October 2009 under the name OS76, Inc. In January 2010, we changed our name to Pure Storage, Inc. In February 2026, we changed our name to Everpure, Inc. to reflect our strategic evolution from redefining storage to rethinking data management, as we help customers unleash the power of data. We are headquartered in Santa Clara, California and have wholly owned subsidiaries throughout the world.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30. Fiscal 2024, 2025, and 2026 were 52-week years that ended on February 4, 2024, February 2, 2025 and February 1, 2026, respectively. Unless otherwise stated, all dates refer to our fiscal years.
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

Concentration Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. At the end of fiscal 2025 and 2026, the majority of our cash and cash equivalents are primarily invested with two global financial institutions and our deposits exceed federally insured limits. These two global financial institutions were identified by the Financial Stability Board in 2025 as being global systemically important banks and are allocated to buckets 3 or higher. Our investments are intended to facilitate liquidity and capital preservation and consist predominantly of highly-rated fixed income securities. Our investment policy also requires diversification of investment type and credit exposures, and includes certain limits on portfolio duration. Management believes that the financial institutions that hold our cash, cash equivalents and marketable securities are financially sound and, accordingly, are subject to minimal credit risk.
We define a customer as an entity that purchases our products and services from one of our channel partners or from us directly. A substantial amount of our revenue and accounts receivable are derived from the United States across a multitude of industries. We perform ongoing evaluations to determine partner and customer credit.
One customer accounted for more than 10 percent of revenue for fiscal 2024 and more than 10 percent of total accounts receivable at the end of fiscal 2025. No customer or channel partner accounted for more than 10 percent of revenue for fiscal 2025 and 2026 or total accounts receivable at the end of fiscal 2026.
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
Marketable Securities
We classify our marketable securities as available-for-sale (AFS) at the time of purchase and reevaluate such classification at each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. We carry these securities at estimated fair value and record unrealized gains and losses in accumulated other comprehensive income (loss), which is reflected as a component of stockholders’ equity. We evaluate our AFS debt securities with an unamortized cost basis in excess of estimated fair value to determine what amount of that difference, if any, is caused by expected credit losses. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recognized as a charge to other income (expense), net, in the consolidated statements of operations. Any remaining impairment is included in accumulated other comprehensive income as a component of stockholders’ equity. Realized gains and losses from the sale of marketable securities are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
Strategic Investments
Our strategic investments consist primarily of equity investments in privately-held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. These investments are recorded at cost using the fair value measurement alternative and are adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment events. Additionally, we assess these investments quarterly for impairment. Adjustments and impairments, if any, are recorded in other income (expense), net in the consolidated statements of operations.

Nonqualified Deferred Compensation Plan (NQDC)
Deferred compensation payments are held in investment accounts within a consolidated NQDC trust. The trust is classified in other assets, non-current in the consolidated balance sheets as the funds in the trust are not available for use in our operations. The value of the trust is adjusted each quarter based on the fair value of the underlying investments which are considered trading securities, with unrealized gains and losses classified as other income (expense), net in the consolidated statements of operations.
Our obligation with respect to the NQDC trust is recorded in other liabilities, non-current in the consolidated balance sheets. Increases or decreases in the fair value of the NQDC trust liability are recognized as compensation expense in the consolidated statements of operations. There is no net impact to our net income from the fair value adjustments as changes in the fair value of the investment accounts held in the NQDC trust and the NQDC trust liability offset.
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
Changes to the allowance for doubtful accounts balance during fiscal 2024, 2025 and 2026 were not material.
Restricted Cash
Restricted cash is associated with our letters of credit for leases and certain employee-related benefits. At the end of fiscal 2025 and 2026, we had restricted cash of $14.2 million and $10.1 million. Included in these amounts was $1.6 million and $2.4 million at the end of fiscal 2025 and 2026 in prepaid expenses and other current assets in our consolidated balance sheets.
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
In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with excess and obsolete inventory valuations. The liabilities for these purchase commitments amounted to $13.6 million and $3.2 million at the end of fiscal 2025 and 2026 and are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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
Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment, intangible assets and ROU assets associated with leased facilities, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the asset exceeds its fair value.
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
Lessor Leases
We will at times lease our storage and data management solutions and subscription services. Total net consideration is allocated to each component based on relative standalone selling price. The amounts allocated to the lease and non-lease components are accounted for in accordance with ASC 842 and ASC 606, respectively.
For sales-type leases, we recognize the selling profit or loss upfront and a lease receivable equal to the present value of the future lease payments is included in prepaid expenses and other current assets and other assets, non-current in our consolidated balance sheets. The future lease payments are discounted using the interest rate implicit in the lease or our incremental borrowing rate if the implicit interest rate cannot be reasonably determined. Lease income associated with sales-type leases are classified as product revenue in our consolidated statements of operations.
For operating leases, we recognize the lease income over the lease term as subscription services revenue in our consolidated statements of operations.
Revenue associated with non-lease components are classified primarily as subscription services revenue in our consolidated statements of operations.
Initial direct costs are incremental costs directly related to negotiating and executing the lease and are allocated to the lease and non-lease components based on relative standalone selling price. Initial direct costs allocated to sales-type leases are expensed immediately and included in the selling profit or loss while initial direct costs allocated to operating leases are deferred and amortized on a straight line basis over the lease term as an operating expense.

Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue and performance obligations pertaining to subscription services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet dates.
Revenue Recognition
We generate revenue from two sources: (1) product revenue which includes sales of our integrated storage hardware and embedded licensed software products, royalties from hyperscaler shipments, and sales of Portworx by Everpure term software licenses, and (2) subscription services revenue which includes primarily sales of our Evergreen and Portworx by Everpure consumption and subscription-based offerings, support and maintenance, and professional services such as installation and implementation services.
We typically recognize product revenue for our integrated storage hardware and embedded licensed software products upon transfer of control to our customers and the satisfaction of our performance obligations. Royalties from hyperscaler shipments of third party hardware that provide the hyperscaler customer a perpetual license to use our functional intellectual property (IP) are recognized when the revenue is earned based upon shipments by our supply chain partners. Revenue from Portworx term software licenses, which grant customers the right to use our functional IP for a specified period, is recognized at the point in time the software activation keys are made available to the customer for download at commencement of the initial or renewal term. For Evergreen//Flex, product revenue is recognized upon the commencement of the underlying subscription services. Products are typically shipped directly by us to customers.
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
Warranty
We generally provide a three-year warranty on hardware and a 90-day warranty on our software embedded in the hardware that commences upon shipment. Our hardware warranty provides for parts replacement for defective components and our software warranty provides for bug fixes. Our Evergreen subscription agreement provides for the same parts replacement that customers are entitled to under our warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to our customers’ critical business applications. Substantially all customers purchase Evergreen subscription agreements. We will establish a warranty reserve for specifically identified products if and when we determine we have systemic product failure. Our estimate for future estimated costs related to warranty activities is based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty reserves at the end of fiscal 2025 and 2026 were not material.
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
Software development costs are capitalized to property, plant and equipment and amortized using the straight-line method over an estimated useful life ranging from four to six years. Software development costs capitalized to property and equipment were $29.4 million and $29.3 million for fiscal 2025 and 2026. Amortization expense for software development costs was $3.5 million, $4.1 million and $13.0 million during fiscal 2024, 2025 and 2026.
Software implementation costs are capitalized to either prepaid and other current assets or other assets, non-current in our consolidated balance sheets and amortized over the terms of the associated hosting arrangements. Software implementation costs capitalized were $0.6 million and $17.6 million for fiscal 2025 and 2026. Amortization expense for software implementation costs was $2.4 million, $4.0 million and $4.4 million during fiscal 2024, 2025 and 2026.

Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $11.3 million, $6.2 million and $8.8 million for fiscal 2024, 2025 and 2026.
Stock-Based Compensation
Stock-based compensation includes expenses related to restricted stock units (RSUs), performance-based restricted stock units (PRSUs), market-based long-term performance incentive restricted stock units (LTP Awards), stock options and purchase rights issued to employees under our employee stock purchase plan (ESPP).
The fair value of RSUs and PRSUs are measured at the fair market value of the underlying stock at the grant date. The fair value of LTP Awards on the grant date is calculated using a Monte Carlo simulation model that takes into account similar input assumptions as the Black-Scholes option pricing model as well as the possibility that the market condition may not be satisfied and a post-vest holding period discount. We determine the fair value of ESPP purchase rights and stock options on the date of grant utilizing the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the purchase rights or options, the expected term of the purchase rights or options, risk-free interest rates and expected dividend yield.
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

Recently Adopted Accounting Pronouncement
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. We adopted this standard on a prospective basis for our fiscal year 2026. The adoption of this standard resulted in expanded disclosures, but did not have an impact to our consolidated financial statements. Refer to Note 14—Income Taxes for further information.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures of specific expense categories included within each expense caption presented on the Statements of Operations. The new standard can be applied on either a fully retrospective or prospective basis. ASU 2024-03 will be effective for our fiscal year beginning February 1, 2027, and interim periods within our fiscal year beginning February 7, 2028, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statement disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results. and clarifies the form and content requirements applicable to interim financial statements. ASU 2025-11 will be effective for our fiscal year beginning February 7, 2028, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
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
The following tables summarize these assets by significant investment categories and their classification within the fair value hierarchy and in our consolidated balance sheets at the end of fiscal 2025 and 2026 (in thousands):

	At the End of Fiscal 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash
Level 1
Money market accounts	$—	$—	$—	$264,067	$258,750	$—	$5,317
Level 2
U.S. government treasury notes	360,578	735	(146)	361,167	27,663	333,504	—
U.S. government agencies	1,400	—	—	1,400	—	1,400	—
Corporate debt securities	395,532	1,903	(55)	397,380	—	397,380	—
Foreign government bonds	700	3	—	703	—	703	—
Asset-backed securities	64,926	331	(7)	65,250	—	65,250	—
Total	$823,136	$2,972	$(208)	$1,089,967	$286,413	$798,237	$5,317

	At the End of Fiscal 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market accounts	$—	$—	$—	$297,462	$297,462	$—
Level 2
U.S. government treasury notes	289,069	790	(95)	289,764	19,387	270,377
U.S. government agencies	9,194	148	(1)	9,341	—	9,341
Corporate debt securities	335,347	2,341	(1)	337,687	—	337,687
Foreign government bonds	6,555	3	—	6,558	—	6,558
Asset-backed securities	47,768	324	—	48,092	—	48,092
Municipal bonds	20,381	18	(8)	20,391	—	20,391
Total	$708,314	$3,624	$(105)	$1,009,295	$316,849	$692,446

The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of Fiscal 2026
	Amortized Cost	Fair Value
Due within one year	$241,996	$242,921
Due in one to five years	446,738	449,332
Due in five to ten years	193	193
Total	$688,927	$692,446
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in fiscal 2024, 2025, and 2026. The following table presents the fair values and gross unrealized losses for those investments that were in a continuous unrealized loss position at the end of fiscal 2025 and 2026, aggregated by investment category (in thousands):

	At the End of Fiscal 2025
	12 Months or less		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury notes	$99,397	$(146)	$—	$—	$99,397	$(146)
Corporate debt securities	33,619	(55)	1,998	—	35,617	(55)
Asset-backed securities	10,702	(7)	30	—	10,732	(7)
Total	$143,718	$(208)	$2,028	$—	$145,746	$(208)

	At the End of Fiscal 2026
	12 Months or less
	Fair Value	Unrealized Loss
U.S. government treasury notes	$85,422	$(95)
U.S. government agencies	2,999	(1)
Corporate debt securities	942	(1)
Foreign government bonds	2,970	—
Municipal bonds	6,610	(8)
Total	$98,943	$(105)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies without readily determinable fair values and in which we do not own a controlling interest or exercise significant influence. At the end of fiscal 2025 and 2026, the carrying amount of these investments was $36.7 million and $14.1 million and included primarily in other assets, non-current in our consolidated balance sheets. During fiscal 2026, one of the privately-held companies completed its initial public offering and we subsequently sold our publicly-held equity security for $52.5 million realizing a gain of $27.5 million.

Strategic investments that are remeasured due to an observable event or impairment are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. Adjustments made under the fair value measurement alternative were either none or not material during fiscal 2024, 2025 and 2026.
Other Financial Instruments
The investments held in our NQDC trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $8.4 million and $15.9 million at the end of fiscal 2025 and 2026.
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of Fiscal
	2025	2026
Raw materials	$9,616	$39,970
Finished goods	33,194	35,965
Inventory	$42,810	$75,935
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	At the End of Fiscal
	2025	2026
Prepaid expenses	$71,837	$80,283
Other receivables (1)	130,849	249,990
Other current assets	19,815	25,742
Total prepaid expenses and other current assets	$222,501	$356,015
_________________________________
(1) Primarily consists of receivables from our contract manufacturers and tax-related receivables.
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of Fiscal
	2025	2026
Test and infrastructure equipment (1)	$457,033	$499,903
Computer equipment and software	393,623	488,355
Furniture and fixtures	13,948	14,609
Leasehold improvements	102,002	114,510
Capitalized software development costs	65,824	95,301
Total property and equipment	1,032,430	1,212,678
Less: accumulated depreciation and amortization	(570,699)	(625,656)
Property and equipment, net	$461,731	$587,022
_________________________________
(1) Includes finance lease right-of-use assets. Refer to Note 8.
Depreciation and amortization expense related to property and equipment was $112.6 million, $114.5 million and $136.8 million for fiscal 2024, 2025 and 2026, respectively.

Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of Fiscal
	2025			2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$20,875	$(17,652)	$3,223	$20,875	$(19,370)	$1,505
Developed technology	83,211	(69,812)	13,399	84,536	(80,506)	4,030
Customer relationships	6,459	(4,007)	2,452	6,459	(4,928)	1,531
Trade name and trademarks (1)	3,623	(3,623)	—	3,903	(3,623)	280
Intangible assets, net	$114,168	$(95,094)	$19,074	$115,773	$(108,427)	$7,346
_________________________________
(1) Includes direct costs to obtain these indefinite-lived assets in connection with our name change in February 2026.
Intangible assets amortization expense was $16.2 million, $15.7 million and $13.3 million for fiscal 2024, 2025 and 2026, respectively. At the end of fiscal 2026, the weighted-average remaining amortization period was 0.3 year for technology patents, 0.3 year for developed technology, and 1.7 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the consolidated statements of operations.
At the end of fiscal 2026, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Future Expected Amortization Expense
2027	$3,807
2028	1,767
2029	868
2030	427
2031	197
Total	$7,066
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance at the end of fiscal 2025	$361,427
Goodwill acquired	3,648
Balance at the end of fiscal 2026	$365,075
There were no impairments to goodwill during fiscal 2024, 2025 and 2026. No goodwill was acquired during fiscal 2025.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of Fiscal
	2025	2026
Taxes payable	$16,176	$14,044
Accrued sales, marketing and partner liabilities	34,226	67,563
Engineering-related accruals (1)	12,802	6,352
Supply chain-related accruals (2)	19,927	12,961
Accrued service logistics and professional services	10,286	13,570
Finance lease liabilities, current	387	572
Customer deposits from contracts with customers	31,143	32,905
Other accrued liabilities	31,844	36,371
Total accrued expenses and other liabilities	$156,791	$184,338
_________________________________
(1) Primarily consists of subscription cloud services and outside services costs.
(2) Primarily consists of accruals related to our inventory and inventory purchase commitments with our contract manufacturers.
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2025	2026
Beginning balance	$304,332	$328,620
Additions	183,849	294,969
Recognition of deferred commissions	(159,561)	(204,020)
Ending balance	$328,620	$419,569
During fiscal 2024, 2025 and 2026, we recognized sales commission expenses of $172.7 million, $179.7 million, and $230.2 million, respectively. Of the $419.6 million total deferred commissions balance at the end of fiscal 2026, we expect to recognize approximately 33% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions during fiscal 2024, 2025 or 2026.
Deferred Revenue
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Fiscal Year Ended
	2025	2026
Beginning balance	$1,594,522	$1,795,303
Additions	1,616,920	2,101,138
Recognition of deferred revenue	(1,416,139)	(1,668,944)
Ending balance	$1,795,303	$2,227,497
During fiscal 2025 and 2026, we recognized approximately $852.2 million and $953.8 million, respectively, in revenue pertaining to deferred revenue as of the beginning of each period.

Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $3.7 billion at the end of fiscal 2026. Total RPO includes $228.5 million in remaining non-cancelable product orders, of which $65.2 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Of the $3.7 billion RPO at the end of fiscal 2026, we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter.
Note 6. Debt
Revolving Credit Facility
In June 2025, we entered into a Credit Agreement with a consortium of financial institutions and lenders that provides for a five-year, senior unsecured revolving credit facility of $500.0 million (Credit Facility) that expires on June 10, 2030, unless otherwise extended. Proceeds from borrowings under the Credit Facility may be used for general corporate purposes and working capital. The Credit Facility replaced our prior $300.0 million revolving credit facility in which the outstanding borrowings of $100.0 million was repaid in full and terminated effective June 10, 2025. The interest expense incurred during fiscal 2024, 2025, and 2026 under the prior revolving credit facility was not material.
U.S. Dollar denominated borrowings under the Credit Facility will bear interest, at our option, at a base rate, subject to a floor of 0%, plus a margin ranging from 0% to 0.50%, or the term SOFR (based on one, three or six-month interest periods), subject to a floor of 0%, plus a margin ranging from 0.875% to 1.50%. Interest is payable quarterly in arrears with respect to base rate borrowings and at the end of the interest period with respect to term SOFR borrowing. We are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate ranging from 0.075% to 0.20% per annum, payable quarterly in arrears. The respective margins will fluctuate based on the then-applicable Consolidated Net Leverage Ratio (as defined in the Credit Agreement) and, if available, our debt rating.
We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of fiscal 2026, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Convertible Senior Notes
In April 2023, we repaid the entire $575.0 million principal balance of our 0.125% convertible senior, unsecured notes (the Notes) that were issued in a private placement to qualified institutional buyers in April 2018.
Note 7. Commitments and Contingencies
Leases
At the end of fiscal 2026, we had various non-cancelable operating and finance lease commitments for office and data center facilities. Refer to Note 8—Leases for additional information regarding lease commitments.
Contractual Purchase Obligations
At the end of fiscal 2026, we had $565.8 million of non-cancelable contractual purchase obligations primarily related to inventory purchase commitments, software service contracts, and hosting arrangements. In order to manage future demand for our products, we enter into agreements with contract manufacturers and suppliers to procure inventory based upon our demand forecasts.

Letters of Credit
At the end of fiscal 2025 and 2026, we had outstanding letters of credit in the aggregate amount of $7.2 million and $13.0 million in connection with our facility leases and a certain employee-related benefit, that mature on various dates through December 2031. Of the $13.0 million outstanding as of the end of fiscal 2026, $2.0 million is issued under the Credit Facility.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded in our consolidated balance sheet as of the end of fiscal 2026.
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
Note 8. Leases
We lease office and data center facilities under non-cancelable operating lease agreements expiring through July 2032. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the first quarter of fiscal 2027, we entered into several lease agreements primarily related to our headquarter office and data center. The duration of these leases range from 4 to 10 years and are expected to commence between fiscal 2027 and fiscal 2031. As such, aggregate lease payments of approximately $408.1 million are excluded from our future lease payments tabular disclosure below.
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

The components of lease costs during the periods presented were as follows (in thousands):

	Fiscal Year Ended
	2024	2025	2026
Fixed operating lease cost	$48,158	$48,392	$55,037

Variable lease cost (1)	10,840	13,789	11,828
Short-term lease cost (12 months or less)	4,284	4,073	4,704

Finance lease cost:
Amortization of finance lease right-of-use assets	4,400	3,510	2,297
Interest on finance lease liabilities	406	144	129
Total finance lease cost	$4,806	$3,654	$2,426

Total lease cost	$68,088	$69,908	$73,995
_________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
Supplemental information related to leases is as follows (in thousands):

	At the End of Fiscal
	2025	2026
Operating leases:
Weighted-average remaining lease term (in years)	4.9	4.7
Weighted-average discount rate	7.4%	6.5%

Finance leases:
Finance lease right-of-use assets, net (1)	$5,555	$5,129

Finance lease liabilities, current (2)	$387	$572
Finance lease liabilities, non-current (3)	—	2,321
Total finance lease liabilities	$387	$2,893
Weighted-average remaining lease term (in years)	1.0	4.2
Weighted-average discount rate	3.3%	5.5%
____________________________________
(1) Included in the consolidated balance sheets within property and equipment, net.
(2) Included in the consolidated balance sheets within accrued expenses and other liabilities.
(3) Included in the consolidated balance sheets within other liabilities, non-current.

Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Year Ended
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$51,949	$58,302
Financing cash outflows for finance leases	$5,155	$1,207
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$56,813	$81,968
Finance leases	$—	$3,059
Future lease payments under our non-cancelable leases at the end of fiscal 2026 are as follows (in thousands):

Fiscal Years Ending	Operating Leases	Finance Leases
2027	$52,429	$704
2028	58,123	704
2029	49,412	704
2030	46,458	704
2031	34,889	410
Thereafter	10,377	—
Total future lease payments	$251,688	$3,226
Less: imputed interest	(35,545)	(333)
Present value of total lease liabilities	$216,143	$2,893
Lessor Arrangement
We, as a lessor, have entered into non-cancelable arrangements to lease our storage and data management solutions and subscription services. The arrangements include multiple seven-year leases that commenced during fiscal 2025 and 2026, or will commence in the first quarter of fiscal 2027, with total net consideration of $340.3 million. The arrangements provide an end-of-term option to purchase the leased assets for a pre-determined price.
We determined, at inception of the respective arrangements, that each of the leases include sales-type leases, an operating lease, and non-lease components. The non-lease components are comprised primarily of subscription support services and professional services. The total net consideration for each lease was allocated to these components based on relative standalone selling price.
We recognized $47.4 million and $27.9 million in product revenue related to the sales-type lease components during fiscal 2025 and 2026. The associated profit was $36.1 million and $23.6 million, based on the product revenue recognized less certain costs, during fiscal 2025 and 2026. Subscription services revenue related to the operating lease and non-lease components recognized during fiscal 2025 and 2026 was $7.2 million and $26.3 million.

Future minimum gross lease payments allocated to the sales-type leases and operating lease components are as follows (in thousands). The remaining lease payments of $148.8 million allocated to the non-lease components, are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Leases
2027	$15,793	$10,384
2028	16,978	7,451
2029	20,626	1,742
2030	23,399	—
2031	23,399	—
Thereafter	21,738	—
Total future lease payments to be received	$121,933	$19,577
Note 9. Restructuring and Impairment
The following table summarizes our restructuring and impairment charges during fiscal 2024 and 2025 (in thousands):

	Fiscal Year Ended
	2024	2025
Severance and other termination benefit costs	$16,846	$9,526
Lease impairment and abandonment charges	16,766	6,375
Total restructuring and impairment	$33,612	$15,901
Workforce Realignment
In February 2024, we approved a workforce realignment plan (the Plan) to better align our resources with our business strategy that reduced our headcount by nearly 250 employees globally. We recognized total restructuring costs of $27.9 million associated with one-time severance and other termination benefits, of which $18.0 million and $9.9 million was recognized in fiscal 2024 and 2025. The restructuring costs recognized included $1.2 million and $0.4 million in cost of revenue in our consolidated statements of operations for fiscal 2024 and 2025. The Plan was completed by the third quarter of fiscal 2025.
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
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of fiscal 2026, there were no shares of preferred stock issued or outstanding.

Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our “common stock”, and Class B common stock. At the end of fiscal 2026, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of fiscal 2026, 330.4 million shares of Class A common stock were issued and outstanding.
Common Stock Reserved for Issuance
At the end of fiscal 2026, we had reserved shares of common stock for future issuance as follows:

At the End of Fiscal
2026
Shares underlying outstanding stock options	1,142,394
Shares underlying unvested restricted stock units (1)	24,158,077
Shares reserved for future equity awards	41,606,693
Shares reserved for future employee stock purchase plan awards	5,280,977
Total	72,188,141
__________________________
(1) Includes performance-based and market-based awards.
Share Repurchase Program
In August 2019, our Board of Directors approved a share repurchase program to repurchase shares of our common stock. As of the end of fiscal 2026, our Board of Directors has authorized to repurchase up to $1.8 billion under our share repurchase program, of which $329.0 million remained available. Shares repurchases are funded from available working capital.
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
The following table summarizes the stock repurchase activity for fiscal 2024, 2025 and 2026 (in thousands except for per share amounts):

	Fiscal Year Ended
	2024	2025	2026
Number of shares repurchased and retired	4,686	6,728	5,622
Average price per share (1)	$28.96	$55.57	$60.93
Aggregate purchase price (1)	$135,708	$373,842	$342,537
____________________________________
(1) Excludes transaction costs that are included in the repurchases of common stock on the consolidated statements of cash flows.

Note 11. Equity Incentive Plans
2015 Equity Incentive Plan
The 2015 Equity Incentive Plan (the 2015 Plan) provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance-based stock and cash awards, market-based stock awards, and other forms of stock awards to our employees, directors and consultants. Our equity awards generally vest over a two to four year period and expire no later than ten years from the date of grant.
We initially reserved 27.0 million shares of our common stock for issuance under our 2015 Plan. The number of shares reserved for issuance under our 2015 Plan increases automatically on the first day of each fiscal year, for a period of not more than ten years, commencing on February 1, 2016, in an amount equal to 5% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31 (the Evergreen Increase). In March 2022, our Board of Directors approved an amendment and restatement of the 2015 Plan to clarify the effect of our change to a 52/53 week fiscal year in September 2019 on the Evergreen Increase. The final Evergreen Increase occurred on February 3, 2025.
In June 2024, we extended the net-share settlement of equity awards to the majority of our employees by withholding shares upon vesting to satisfy tax withholding obligations whereas previously, shares were sold to cover such tax withholding obligations. Approximately 0.9 million, 3.5 million, and 4.2 million shares were withheld to cover $30.0 million, $208.8 million, and $271.7 million, respectively, in tax withholding obligations during fiscal 2024, 2025 and 2026. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our consolidated statements of cash flows.
2015 Amended and Restated Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan was amended and restated in fiscal 2020 (2015 ESPP). A total of 3.5 million shares of common stock was initially reserved for issuance under the 2015 ESPP and an additional 5.0 million shares of common stock were added in connection with the amendment and restatement. The number of shares reserved for issuance under our 2015 ESPP increased automatically on the first day of February of each of 2016 through 2025, in an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding as of the immediately preceding January 31, and (ii) 3.5 million shares of common stock. The final increase occurred on February 1, 2025.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. During fiscal 2024 and 2025, ESPP resets resulted in total modification charges of $16.7 million and $1.2 million, respectively, to be recognized over their new offering periods. No ESPP reset occurred during fiscal 2026.
During fiscal 2024, 2025 and 2026, we recognized $27.4 million, $34.1 million and $28.9 million, of stock-based compensation expense related to our 2015 ESPP. At the end of fiscal 2026, total unrecognized stock-based compensation cost related to our 2015 ESPP was $33.5 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

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

Fiscal Year Ended
	2024	2025	2026
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	38% - 44%	42% - 45%	45% - 51%
Risk-free interest rate	4.1% - 5.5%	3.6% - 5.4%	3.5% - 4.3%
Dividend rate	—	—	—
Fair value of common stock	$24.12 - $35.91	$49.58 - $50.60	$50.69 - $87.09
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
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2025	2,426,214	$14.07	2.0	$130,798
Options exercised	(1,283,820)	14.31
Balance at the end of fiscal 2026	1,142,394	$13.80	1.7	$64,144
Vested and exercisable at the end of fiscal 2026	1,142,394	$13.80	1.7	$64,144
The aggregate intrinsic value of options vested and exercisable at the end of fiscal 2026 is calculated based on the difference between the exercise price and the closing price of $69.54 of our common stock on the last day of fiscal 2026. The aggregate intrinsic value of options exercised during fiscal 2024, 2025 and 2026 was $124.0 million, $91.4 million and $60.2 million.
The total grant date fair value of options vested during fiscal 2024 and 2025 was $2.3 million and $0.3 million. No options vested during fiscal 2026.
Stock-based compensation expense related to stock options has been fully recognized and was not material for any of the periods presented.

Restricted Stock Units (RSUs)
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	19,299,290	$37.20	$1,308,299
Granted	10,125,369	48.45
Vested	(9,939,183)	35.55
Forfeited or canceled (1)	(2,145,192)	40.37
Unvested balance at the end of fiscal 2026	17,340,284	$44.32	$1,205,843
_________________________________
(1) Represents the number of shares granted under the RSU awards that were forfeited due to termination of employment or canceled.
The aggregate fair value, as of the respective vesting dates, of RSUs that vested during fiscal 2024, 2025 and 2026 was $415.4 million, $639.3 million and $643.3 million.
During fiscal 2024, 2025 and 2026, we recognized $268.2 million, $305.3 million and $342.9 million in stock-based compensation expense related to RSUs. At the end of fiscal 2026, total unrecognized employee compensation cost related to unvested RSUs was $718.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. Generally, the number of earned shares vest over three years from the date of grant subject to continuous service.
A summary of the PRSU activity under our 2015 Plan and related information is as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	1,849,045	$41.34	$125,347
Granted (1)	1,426,345	55.12
Vested and earned (2)	(998,766)	36.81
Unearned (3)	(284,928)	49.46
Forfeited or canceled (4)	(55,589)	51.75
Unvested balance at the end of fiscal 2026	1,936,107	$52.33	$134,637
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
The aggregate fair value, as of the respective vesting dates, of PRSUs vested and earned during fiscal 2024, 2025 and 2026 was $54.6 million, $75.5 million and $60.0 million.
During fiscal 2024, 2025 and 2026, we recognized $23.9 million, $67.3 million and $96.6 million in stock-based compensation expense related to PRSUs. During the first quarter of fiscal 2025, our Board of Directors approved a discretionary adjustment, increasing the earned number of shares for the PRSUs granted in fiscal 2024. This modification resulted in additional stock-based compensation expense of $40.7 million, of which substantially all has been recognized as of the end of fiscal 2026. At the end of fiscal 2026, total unrecognized employee compensation cost related to unvested PRSUs was $66.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Long-Term Performance Incentive RSUs (LTP Awards)
In fiscal 2024 and 2026, we granted 4.2 million and 1.2 million shares of market-based LTP Awards, each contingent upon our market capitalization meeting or exceeding a certain threshold. The market condition will be measured over an approximate three to five year period, at the end of our fiscal years ending in 2026, 2027 and 2028 for the grants in fiscal 2024, and at the end of our fiscal years ending in 2028, 2029 and 2030 for the grants in fiscal 2026. The number of shares earned, if any, will vest on March 20, 2028 for the grants in fiscal 2024, and March 20, 2030 for the grants in fiscal 2026, subject to continued service, and thereafter, subject to a one-year post-vest holding period.
The following table provides the grant date fair value per share and assumptions used to value the grants in fiscal 2024 and 2026 under the Monte Carlo simulation model:

	Fiscal Year Ended
	2024	2026
Grant date fair value	$17.56	$24.43 - $62.74
Performance period (in years)	4.7	4.3 - 4.7
Expected volatility	51.8%	47.2% - 49.0%
Risk-free interest rate	3.86%	3.59% - 3.87%
Post-vest holding period discount	14.9%	6.8% - 7.1%
The stock-based compensation expense for these awards is being recognized over the respective requisite service periods using the accelerated attribution method and is not reversed if the market condition is not ultimately met.
A summary of LTP Awards activity under our 2015 Plan is as follows:

	Number of LTP Awards Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2025	3,945,590	$17.56	$267,472
Granted (1)	1,180,152	28.10
Forfeited (2)	(244,056)	17.56
Unvested balance at the end of fiscal 2026	4,881,686	$20.11	$339,472
_________________________________
(1) Represents the maximum number of shares that could be earned.
(2) Represents the number of shares granted that were forfeited due to termination of employment.
During fiscal 2024, 2025 and 2026, we recognized $9.6 million, $14.3 million and $13.3 million in stock-based compensation expense related to LTP Awards. At the end of fiscal 2026, total unrecognized stock-based compensation cost related to unvested LTP Awards was $55.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Fiscal Year Ended
	2024	2025	2026
Cost of revenue—product	$9,670	$12,611	$16,158
Cost of revenue—subscription services	25,412	32,611	34,230
Research and development	167,294	201,058	238,021
Sales and marketing	74,746	96,355	104,189
General and administrative	54,305	78,671	89,054
Total stock-based compensation expense, net of amounts capitalized (1)	$331,427	$421,306	$481,652
_________________________________
(1) Stock-based compensation expense capitalized was $5.7 million, $7.8 million, and $8.4 million during fiscal 2024, 2025 and 2026.
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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended
	2024	2025	2026
Numerator:
Net income attributable to common stockholders, basic	$61,311	$106,739	$188,181
Add: Interest charges related to our Notes	630	—	—
Net income attributable to common stockholders, diluted	$61,941	$106,739	$188,181
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	311,831	325,774	328,540
Add: Dilutive effect of common stock equivalents	20,737	16,930	14,452
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	332,568	342,704	342,992

Net income per share attributable to common stockholders, basic	$0.20	$0.33	$0.57
Net income per share attributable to common stockholders, diluted	$0.19	$0.31	$0.55

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	2024	2025	2026
Unvested RSUs and PRSUs	1,038	514	332
Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Fiscal Year Ended
	2024	2025	2026
Interest income (1)	$50,414	$76,016	$62,487
Interest expense (2)	(7,483)	(7,813)	(3,375)
Foreign currency transactions gains (losses)	(5,709)	(9,080)	19,921
Other income (expense) (3)	(187)	3,453	30,435
Total other income (expense), net	$37,035	$62,576	$109,468
_________________________________
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
(3) Includes realized gain of $27.5 million from sale of a publicly-held equity security in fiscal 2026.
Note 14. Income Taxes
As disclosed in Note 2, we adopted ASU 2023-09 on a prospective basis for our fiscal year 2026. Accordingly, comparative financial information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.
The geographical breakdown of income before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2024	2025	2026
Domestic	$(2,565)	$32,566	$84,344
International	93,151	115,268	139,940
Total	$90,586	$147,834	$224,284
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	2024	2025	2026
Current:
Federal	$2,407	$268	$637
State	9,678	5,474	3,459
Foreign	15,239	26,631	24,152
Total	$27,324	$32,373	$28,248
Deferred:
Foreign	$1,951	$8,722	$7,855
Provision for income taxes	$29,275	$41,095	$36,103

The reconciliation of income taxes at the federal statutory income tax rate to the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	2024	2025
Tax at federal statutory rate	$19,023	$31,045
State tax, net of federal benefit	7,559	3,966
Stock-based compensation expense	(21,779)	(50,981)
Research and development tax credits	(19,033)	(36,379)
U.S. taxes on foreign income	10,956	12,701
Foreign-derived intangible income deduction	(8,706)	(2,882)
Foreign rate differential	(5,861)	4,327
Withholding tax	3,490	6,820
Change in valuation allowance	37,529	69,432
Non-deductible expenses	2,943	2,646
Other	3,154	400
Provision for income taxes	$29,275	$41,095

The tabular rate reconciliation table below for fiscal 2026 is as follows (in thousands):

	Fiscal Year Ended 2026
	Amount	Percent
U.S. federal statutory tax rate	$47,100	21.0%
State and local income taxes, net of federal benefit (1)	2,714	1.2
Foreign tax effects:
Ireland
Statutory rate differential	(8,158)	(3.6)
Interest income	6,432	2.9
Other	(249)	(0.1)
Brazil	2,496	1.1
Czech Republic
Research and development tax credits	(5,630)	(2.5)
Other	(821)	(0.4)
United Kingdom
Intercompany revenue true up	2,560	1.1
Other	(1,971)	(0.9)
Other foreign jurisdictions
Withholding taxes	3,269	1.5
Other	2,965	1.3
Effect of cross-border tax laws:
Subpart F income	17,618	7.9
Other	106	0.0
Tax credits:
Research and development tax credits	(41,761)	(18.6)
Changes in valuation allowances	50,891	22.7
Non-taxable or non-deductible items:
Stock-based compensation expense	(46,806)	(20.9)
Other adjustments	2,896	1.3
Changes in unrecognized tax benefits	1,727	0.8
Other	725	0.3
Total tax provision and effective tax rate	$36,103	16.1%
_________________________________
(1) State taxes in Illinois, Minnesota, and Texas made up the majority of the tax effect in this category.
The table below provides the summary of income taxes paid by jurisdiction for fiscal 2026 (in thousands):

Fiscal Year Ended 2026
State and local	$4,439
Foreign:
Ireland	7,097
India	6,350
United Kingdom	3,095
Brazil	2,602
Other	8,936
Total	$32,519

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	At the End of Fiscal
	2025	2026
Deferred tax assets:
Net operating loss carryforwards	$32,227	$122,115
Tax credit carryover	248,502	334,957
Accruals and reserves	34,259	40,766
Deferred revenue	110,176	113,005
Stock-based compensation expense	19,067	20,700
ASC 842 lease liabilities	42,375	51,598
Capitalized research and development	430,114	373,906
Other	3,240	4,188
Total deferred tax assets	$919,960	$1,061,235
Valuation allowance	(755,509)	(837,625)
Total deferred tax assets, net of valuation allowance	$164,451	$223,610
Deferred tax liabilities:
Depreciation and amortization	$(62,494)	$(97,158)
Deferred commissions	(70,219)	(89,323)
ASC 842 right-of-use assets	(39,552)	(44,137)
Interest income	(13,423)	(22,085)
Total deferred tax liabilities	$(185,688)	$(252,703)
Net deferred tax liabilities	$(21,237)	$(29,093)
At the end of fiscal 2026, we had $476.0 million of undistributed earnings from our non-U.S. operations held by our foreign subsidiaries. Of this amount, $361.7 million is intended to be remitted to the U.S. without incurring additional U.S. income taxes or foreign withholding taxes because these earnings have already been subject to U.S. taxation in prior years.
The remaining $114.3 million is intended to be indefinitely reinvested outside the U.S., and accordingly, no additional U.S. income taxes or foreign withholding taxes have been provided on these earnings. Determination of the amount of unrecognized deferred tax liability related to the remaining foreign jurisdictions is not practicable.
At the end of fiscal 2026, we had net operating loss carryforwards for federal income tax purposes of approximately $407.4 million and state income tax purposes of approximately $602.1 million. The federal net operating loss carryforwards have an indefinite life while the state net operating loss carryforwards begin to expire in fiscal 2027.
We had federal and state research and development tax credit carryforwards of approximately $255.0 million and $205.3 million at the end of fiscal 2026. The federal research and development tax credit carryforwards will expire commencing in fiscal 2029, while the state research and development tax credit carryforwards have no expiration date.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on our history of losses, management has determined that it is more likely than not that the U.S. deferred tax assets will not be realized, and accordingly has placed a full valuation allowance on the net U.S. deferred tax assets. The valuation allowance increased by $93.7 million and $82.1 million, respectively, during fiscal 2025 and 2026.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In February 2026, we completed an analysis through the end of fiscal 2026 to evaluate whether there are any limitations of our net operating loss carryforwards and concluded that there was not a limitation that would result in the permanent expiration of carryforwards before they are utilized.
Uncertain Tax Positions
The activity related to the unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	2024	2025	2026
Gross unrecognized tax benefits—beginning balance	$68,897	$82,115	$101,390
Decreases related to tax positions taken during prior years	(274)	(1,597)	(5,853)
Increases related to tax positions taken during prior years	—	3,193	—
Decreases related to tax positions taken during current year	(16)	—	—
Increases related to tax positions taken during current year	13,508	17,679	20,624
Gross unrecognized tax benefits—ending balance	$82,115	$101,390	$116,161
At the end of fiscal 2026, our gross unrecognized tax benefit was approximately $116.2 million, $8.7 million of which if recognized, would have an impact on the effective tax rate.
At the end of fiscal 2026, we had no current or cumulative interest and penalties related to uncertain tax positions.
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
The Organization for Economic Co-operation and Development (OECD) has developed a framework to implement a 15% global minimum corporate tax rate (Pillar Two), and certain countries in which we operate have enacted or are implementing related legislation. In January 2026, additional administrative guidance was released to coordinate the application of these rules. Although the United States has not adopted Pillar Two, the guidance is expected to limit certain top-up taxes on U.S.-parented groups. While we continue to monitor developments, we do not expect Pillar Two to materially impact our effective tax rate or consolidated financial statements.
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

Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Fiscal Year Ended
	2024	2025	2026
United States	$1,979,325	$2,207,375	$2,464,546
Rest of the world	851,296	960,789	1,198,297
Total revenue	$2,830,621	$3,168,164	$3,662,843
Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of Fiscal
	2025	2026
United States	$448,035	$569,932
Rest of the world	13,696	17,090
Total long-lived assets	$461,731	$587,022
Note 16. Employee Benefits and Deferred Compensation
We have a 401(k) savings plan (the 401(k) plan) which qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to contribute up to 85% of their eligible compensation, subject to certain limitations. We currently match 50% of employees’ contributions up to a maximum of $4,000 annually. Matching contributions immediately vest. Our contributions to the plan were $13.5 million, $14.1 million and $14.7 million during fiscal 2024, 2025 and 2026.
We have a NQDC whereby executive officers, senior management and members of our Board of Directors may elect to defer compensation payable to them in excess of the IRS limits imposed on 401(k) plans. Deferred compensation payments are held in investment accounts that reside in a trust. The fair value of the deferred compensation plan assets and liabilities under the NQDC was $8.4 million and $15.9 million at the end of fiscal 2025 and 2026.
Note 17. Subsequent Events
On February 20, 2026, we entered into a definitive agreement to acquire 100% of the equity interests in 1touch, an innovator in data intelligence and orchestration that provides a comprehensive, unified view of an enterprise's information, for total stated cash consideration of $125.0 million, subject to customary closing adjustments including net working capital, closing indebtedness, closing cash, and transaction expenses as defined in the agreement. The transaction, which is expected to close in the second quarter of fiscal 2027, remains subject to satisfaction of customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO concluded that, as of the end of fiscal 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2026.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
On January 8, 2026, John Colgrove, our Chief Visionary Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading plan on behalf of the VCF Trust, The RWC Irrevocable Trust, The EEC Irrevocable Trust, the Colgrove Family Living Trust, and The Colgrove Family Charitable Remainder Trust, that is intended to satisfy the affirmative defense of Rule 10b5-1(c).The plan provides for the sale of up to an aggregate of up to 2,434,265 shares of our common stock on specified dates until the earlier of December 31, 2026, or when all the shares under Mr. Colgrove’s plan are sold.The actual number of shares to be sold under Mr. Colgrove's plan is not currently determinable because the number will vary based on the market price of our common stock at the time of settlement.
During the fourth quarter of fiscal 2026, other than Mr. Colgrove, none of our directors or executive officers, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 with respect to our executive officers is incorporated herein by reference from the information provided under the heading "Our Executive Officers" in our definitive proxy statement for our 2026 annual meeting of stockholders (2026 Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended February 1, 2026.
The information required by Item 10 with respect to our directors and corporate governance, including director nominations and our audit committee and audit committee financial expert, is incorporated herein by reference from the information provided under the headings “Election of Directors” and “Board Structure and Processes” in our 2026 Proxy Statement.
The information required by Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the heading “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement, to the extent applicable.
Information regarding our code of conduct that applies to our directors and all of our employees, including our principal executive officer and principal financial and accounting officer, is incorporated herein by reference from the information provided under the heading “Compliance and Ethics” in our 2026 Proxy Statement.
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
Item 11. Executive Compensation.
The information required by Item 402 of Regulation S-K regarding the compensation of our executive officers and directors is incorporated herein by reference from the information under the headings “Executive Compensation” and “Director Compensation,” respectively, in our 2026 Proxy Statement (provided that the information under the heading "Pay Versus Performance" shall not be deemed to be incorporated by reference herein).
Information regarding compensation committee interlocks and insider participation is incorporated herein by reference from the information under the heading “Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement.
Information regarding the compensation committee report is incorporated herein by reference from the information under the heading “Compensation Committee Report” in our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the information under the heading “Security Ownership” in our 2026 Proxy Statement.
Information regarding our equity compensation plan information is incorporated herein by reference from the information under the heading “Equity Compensation Plan Information” in our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions is incorporated herein by reference from the information under the heading “Transactions with Related Persons” in our 2026 Proxy Statement.
Information regarding director independence is incorporated herein by reference from the information under the heading “Director Independence” in our 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
Our independent public accounting firm is Deloitte & Touche LLP, San Jose, CA, PCAOB ID No. 34.
Information regarding principal accountant fees and services and the audit committee's pre-approval policies and procedures is incorporated herein by reference from the information under the headings “Principal Accounting Fees and Services” and “Pre-approval Policies and Procedures”, respectively, in our 2026 Proxy Statement.

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
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

 Exhibit Index

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37570	3.1	12/11/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-37570	3.1	2/23/2026

3.3	Amended and Restated Bylaws.	8-K	001-37570	3.2	2/23/2026

4.1*	Form of Class A Common Stock Certificate of the Company.	—	—	—	—

4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.	—	—	—	—

4.3*	Description of Registrant’s Securities.	—	—	—	—

10.1+	Amended and Restated 2009 Equity Incentive Plan.	S-1	333-206312	10.2	8/12/2015

10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under 2009 Equity Incentive Plan.	S-1	333-206312	10.3	8/12/2015

10.3+	2015 Equity Incentive Plan.	10-K	001-37570	10.3	4/7/2022

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under 2015 Equity Incentive Plan.	S-1	333-206312	10.5	9/24/2015

10.5+	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2015 Equity Incentive Plan.	10-K	001-37570	10.6	3/25/2016

10.6+	Form of Restricted Stock Award Grant Notice and Award Agreement under 2015 Equity Incentive Plan.	8-K	001-37570	10.1	3/16/2018

10.7+	Amended and Restated 2015 Employee Stock Purchase Plan.	10-Q	001-37570	10.1	8/30/2019

10.8+	Form of Indemnity Agreement, by and between Registrant and each director and executive officer.	S-1	333-206312	10.7	9/9/2015

10.9+	Offer Letter, by and between Registrant and Charles Giancarlo, dated August 22, 2017.	10-Q	001-37570	10.1	12/8/2017

10.10+	Offer Letter by and between Registrant and Kevan Krysler, dated November 15, 2019.	10-Q	001-37570	10.2	12/9/2019

10.11+	Separation & Release Agreement dated June 29, 2025 and Advisor Agreement dated July 1, 2025, by and between Registrant and Kevan Krysler.	10-Q	001-37570	10.1	9/10/2025

10.12+	Offer Letter, by and between Registrant and Tarek Robbiati, dated June 18, 2025.	10-Q	001-37570	10.2	9/10/2025

10.13+	Offer Letter, by and between Registrant and Patrick Finn, dated October 31, 2025.	10-Q	001-37570	10.1	12/10/2025

10.14+	Change in Control and Severance Benefit Plan.	10-Q	001-37570	10.12	12/9/2020

10.15+	Employee Cash Incentive Plan.	8-K	001-37570	10.2	3/16/2018

10.16+	Offer Letter by and between Registrant and Ajay Singh, dated December 8, 2020.	10-K	001-37570	10.16	4/7/2022

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
10.17+	Deferred Compensation Plan, effective January 1, 2023	10-K	001-37570	10.15	4/3/2023

10.18	Credit Agreement, dated as of June 10, 2025 by and among Registrant, the lenders party thereto, the swingline loan lender and issuing party thereto and PNC Bank, National Association, as administrative agent.	10-Q	001-37570	10.12	6/11/2026

19.1*	Everpure, Inc. Insider Trading Policy, amended February 23, 2026.	—	—	—	—

21.1*	Subsidiaries of the Registrant.	—	—	—	—

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	—	—	—	—

24.1*	Power of Attorney (see signature page to this report).	—	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

97.1	Incentive Compensation Recoupment Policy	10-K	001-37570	97.1	4/1/2024

101.INS	XBRL Instance Document	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)	—	—	—	—

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 24, 2026

EVERPURE, INC.

By:	/s/ Charles Giancarlo
Charles Giancarlo
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitute and appoint Charles Giancarlo, Tarek Robbiati, John Colgrove and Nicole Armstrong, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles Giancarlo	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 24, 2026
Charles Giancarlo
/s/ Tarek Robbiati	Chief Financial Officer (Principal Financial Officer)	March 24, 2026
Tarek Robbiati
/s/ Mona Chu	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2026
Mona Chu
/s/ Scott Dietzen	Vice Chairman and Director	March 24, 2026
Scott Dietzen
/s/ John Colgrove	Chief Visionary Officer and Director	March 24, 2026
John Colgrove
/s/ Andrew Brown	Director	March 24, 2026
Andrew Brown
/s/ John Murphy	Director	March 24, 2026
John Murphy
/s/ Jeff Rothschild	Director	March 24, 2026
Jeff Rothschild
/s/ Roxanne Taylor	Director	March 24, 2026
Roxanne Taylor
/s/ Susan Taylor	Director	March 24, 2026
Susan Taylor
/s/ Greg Tomb	Director	March 24, 2026
Greg Tomb
/s/ Mallun Yen	Director	March 24, 2026
Mallun Yen