Form 10-Q
period 2026-05-03
Everpure, Inc.
filed 2026-06-05
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026
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

(800) 379-7873
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	P	New York Stock Exchange LLC
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

As of June 1, 2026, the registrant had 332,404,932 shares of its Class A common stock outstanding.

EVERPURE, INC.
FORM 10-Q for the Quarter Ended May 3, 2026

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, inflation, interest rates, tariffs, currency fluctuations and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the external storage market, our ability to expand market share, our expectations regarding future changes in our product pricing, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including our ability to expand sales with our current hyperscale customer and achieve design wins with additional hyperscale customers, the timing and magnitude of sales to hyperscale customers, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to meet hyperscalers’ performance and price requirements, the anticipated benefits of our acquisition of 1touch, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, including ongoing development and customer adoption of new products and the Enterprise Data Cloud architecture (including Everpure FusionTM), our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our ability to procure a sufficient supply of flash and other components used in our products, expectations about the impact of, and trends relating to, recent increases in component pricing and availability, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERPURE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2026	First Quarter of Fiscal 2027

ASSETS
Current assets:
Cash and cash equivalents	$854,873	$837,794
Marketable securities	692,446	666,955
Accounts receivable, net of allowance of $203 and $203	944,844	886,811
Inventory	75,935	77,940
Deferred commissions, current	139,379	143,364
Prepaid expenses and other current assets	356,015	437,017
Total current assets	3,063,492	3,049,881
Property and equipment, net	587,022	613,917
Operating lease right-of-use assets	185,975	201,816
Deferred commissions, non-current	280,190	288,885
Intangible assets, net	7,346	5,342
Goodwill	365,075	365,075
Restricted cash	7,687	8,285
Other assets, non-current	177,472	216,746
Total assets	$4,674,259	$4,749,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,312	$173,207
Accrued compensation and benefits	347,205	236,221
Accrued expenses and other liabilities	184,338	181,942
Operating lease liabilities, current	44,080	45,366
Deferred revenue, current	1,181,055	1,249,675
Total current liabilities	1,909,990	1,886,411
Operating lease liabilities, non-current	172,063	185,595
Deferred revenue, non-current	1,046,442	1,127,682
Other liabilities, non-current	100,096	108,121
Total liabilities	3,228,591	3,307,809
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 330,353 and 332,054 Class A shares issued and outstanding	33	33
Additional paid-in capital	2,624,757	2,600,471
Accumulated other comprehensive income (loss)	1,709	(1,613)
Accumulated deficit	(1,180,831)	(1,156,753)
Total stockholders’ equity	1,445,668	1,442,138
Total liabilities and stockholders’ equity	$4,674,259	$4,749,947

See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	First Quarter of Fiscal
	2026	2027

Revenue:
Product	$372,144	$576,544
Subscription services	406,341	476,352
Total revenue	778,485	1,052,896
Cost of revenue:
Product	141,050	204,544
Subscription services	101,282	125,020
Total cost of revenue	242,332	329,564
Gross profit	536,153	723,332
Operating expenses:
Research and development	221,740	259,092
Sales and marketing	278,512	347,856
General and administrative	67,072	96,445
Total operating expenses	567,324	703,393
Income (loss) from operations	(31,171)	19,939
Other income (expense), net	31,655	13,931
Income before provision for income taxes	484	33,870
Provision for income taxes	14,479	9,792
Net income (loss)	$(13,995)	$24,078
Net income (loss) per share attributable to common stockholders, basic	$(0.04)	$0.07
Net income (loss) per share attributable to common stockholders, diluted	$(0.04)	$0.07
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	326,539	331,152
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	326,539	343,493

See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	First Quarter of Fiscal
	2026	2027

Net income (loss)	$(13,995)	$24,078
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	974	(3,083)
Less: reclassification adjustment for net gains on available-for-sale securities included in net income	(97)	(239)
Change in unrealized net gains (losses) on available-for-sale securities	877	(3,322)
Comprehensive income (loss)	$(13,118)	$20,756

 See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	First Quarter of Fiscal 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2025	326,102	$33	$2,674,500	$954	$(1,369,012)	$1,306,475
Issuance of common stock upon exercise of stock options	348	—	5,363	—	—	5,363
Stock-based compensation expense	—	—	98,178	—	—	98,178
Vesting of restricted stock units	2,977	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(1,167)	—	(60,147)	—	—	(60,147)
Common stock issued under employee stock purchase plan	1,170	—	27,240	—	—	27,240
Repurchases of common stock	(2,492)	—	(119,936)	—	—	(119,936)
Other comprehensive income	—	—	—	877	—	877
Net loss	—	—	—	—	(13,995)	(13,995)
Balance at the end of the first quarter of fiscal 2026	326,938	$33	$2,625,198	$1,831	$(1,383,007)	$1,244,055

	First Quarter of Fiscal 2027
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2026	330,353	$33	$2,624,757	$1,709	$(1,180,831)	$1,445,668
Issuance of common stock upon exercise of stock options	562	—	6,646	—	—	6,646
Stock-based compensation expense	—	—	124,170	—	—	124,170
Vesting of restricted stock units	3,300	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(1,557)	—	(101,000)	—	—	(101,000)
Common stock issued under employee stock purchase plan	678	—	30,001	—	—	30,001
Repurchases of common stock	(1,282)	—	(84,103)	—	—	(84,103)
Other comprehensive loss	—	—	—	(3,322)	—	(3,322)
Net income	—	—	—	—	24,078	24,078
Balance at the end of the first quarter of fiscal 2027	332,054	$33	$2,600,471	$(1,613)	$(1,156,753)	$1,442,138

See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	2026	2027

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,995)	$24,078
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,770	40,198
Stock-based compensation expense	96,275	122,064
Other	705	4,381
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	269,542	58,032
Inventory	2,669	(2,768)
Deferred commissions	(3,657)	(12,680)
Prepaid expenses and other assets	(19,440)	(117,076)
Operating lease right-of-use assets	8,397	10,574
Accounts payable	(26,991)	16,254
Accrued compensation and other liabilities	(84,343)	(102,069)
Operating lease liabilities	(11,238)	(10,684)
Deferred revenue	32,242	149,860
Net cash provided by operating activities	283,936	180,164
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(72,346)	(68,414)
Purchases of marketable securities and other	(114,896)	(112,952)
Sales of marketable securities	18,207	69,160
Maturities of marketable securities	57,253	66,712
Net cash used in investing activities	(111,782)	(45,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	5,359	6,646
Proceeds from issuance of common stock under employee stock purchase plan	27,240	30,001
Principal payments on borrowings and finance lease obligations	(1,125)	(612)
Tax withholding on vesting of equity awards	(61,300)	(102,920)
Repurchases of common stock	(119,936)	(84,103)
Net cash used in financing activities	(149,762)	(150,988)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,392	(16,318)
Cash, cash equivalents and restricted cash, beginning of period	737,750	864,979
Cash, cash equivalents and restricted cash, end of period	$760,142	$848,661

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$739,336	$837,794
Restricted cash	20,806	10,867
Cash, cash equivalents and restricted cash, end of period	$760,142	$848,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,427	$—
Cash paid for income taxes, net of refunds	$8,273	$876
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$15,977	$23,071

See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2026 was February 1, 2026 and for fiscal 2027 will be January 31, 2027. The first quarter of fiscal 2026 and 2027 ended on May 4, 2025 and May 3, 2026. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2026.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2027 or any future period.
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

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Cash
Restricted cash is associated with certain employee-related benefits. At the end of fiscal 2026 and the first quarter of fiscal 2027, we had restricted cash of $10.1 million and $10.9 million. Included in these amounts are $2.4 million and $2.6 million classified as prepaid expenses and other current assets in our condensed consolidated balance sheets.

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results, and clarifies the form and content requirements applicable to interim financial statements. ASU 2025-11 will be effective for our fiscal year beginning February 7, 2028, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
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

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.
We measure our cash equivalents and marketable securities at fair value on a recurring basis. We classify these assets within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Our fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of our marketable securities were derived from non-binding market consensus prices that are corroborated by observable market data or quoted market prices for similar instruments.
The following tables summarize these assets by significant investment categories and their classification within the fair value hierarchy and in our condensed consolidated balance sheets at the end of fiscal 2026 and the first quarter of fiscal 2027 (in thousands):

	At the End of Fiscal 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market accounts	$—	$—	$—	$297,462	$297,462	$—
Level 2
U.S. government treasury notes	289,069	790	(95)	289,764	19,387	270,377
U.S. government agencies	9,194	148	(1)	9,341	—	9,341
Corporate debt securities	335,347	2,341	(1)	337,687	—	337,687
Foreign government bonds	6,555	3	—	6,558	—	6,558
Asset-backed securities	47,768	324	—	48,092	—	48,092
Municipal bonds	20,381	18	(8)	20,391	—	20,391
Total	$708,314	$3,624	$(105)	$1,009,295	$316,849	$692,446

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of the First Quarter of Fiscal 2027
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market accounts	$—	$—	$—	$601,223	$601,223	$—
Level 2
U.S. government treasury notes	303,873	212	(967)	303,118	47,196	255,922
U.S. government agencies	9,193	200	—	9,393	—	9,393
Corporate debt securities	338,355	997	(280)	339,072	—	339,072
Foreign government bonds	1,484	—	(1)	1,483	—	1,483
Asset-backed securities	41,974	114	(27)	42,061	—	42,061
Municipal bonds	19,075	1	(52)	19,024	—	19,024
Total	$713,954	$1,524	$(1,327)	$1,315,374	$648,419	$666,955
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the First Quarter of Fiscal 2027
	Amortized Cost	Fair Value
Due within one year	$220,882	$221,528
Due in one to five years	445,683	445,234
Due in five to ten years	193	193
Total	$666,758	$666,955
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the first quarter of fiscal 2026 and 2027. The following table presents the fair values and gross unrealized losses for those investments that were in a continuous unrealized loss position at the end of fiscal 2026 and the first quarter of fiscal 2027, aggregated by investment category (in thousands):

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At the End of Fiscal 2026
	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government treasury notes	$85,422	$(95)
U.S. government agencies	2,999	(1)
Corporate debt securities	942	(1)
Foreign government bonds	2,970	—
Municipal bonds	6,610	(8)
Total	$98,943	$(105)

	At the End of the First Quarter of Fiscal 2027
	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government treasury notes	$175,407	$(967)
Corporate debt securities	71,614	(280)
Foreign government bonds	1,483	(1)
Asset-backed securities	13,394	(27)
Municipal bonds	15,917	(52)
Total	$277,815	$(1,327)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies without readily determinable fair values and in which we do not own a controlling interest or exercise significant influence. At the end of fiscal 2026 and the first quarter of 2027, the carrying amount of these investments was $14.1 million, included primarily in other assets, non-current in our condensed consolidated balance sheets.
Strategic investments that are remeasured due to an observable event or impairment are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. No remeasurements occurred during the first quarter of fiscal 2026 and 2027.
Other Financial Instruments
The investments held in our nonqualified deferred compensation plan trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $15.9 million and $19.6 million at the end of fiscal 2026 and the first quarter of fiscal 2027.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2026	First Quarter of Fiscal 2027
Raw materials	$39,970	$46,120
Finished goods	35,965	31,820
Inventory	$75,935	$77,940
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	At the End of
	Fiscal 2026	First Quarter of Fiscal 2027
Prepaid expenses	$80,283	$95,457
Other receivables (1)	249,990	301,511
Other current assets	25,742	40,049
Total prepaid expenses and other current assets	$356,015	$437,017
_________________________________
(1) Primarily consists of receivables from our contract manufacturers.
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2026	First Quarter of Fiscal 2027
Test and infrastructure equipment (1)	$499,903	$495,088
Computer equipment and software	488,355	523,227
Furniture and fixtures	14,609	16,932
Leasehold improvements	114,510	117,664
Capitalized software development costs	95,301	101,824
Total property and equipment	1,212,678	1,254,735
Less: accumulated depreciation and amortization	(625,656)	(640,818)
Property and equipment, net	$587,022	$613,917
_________________________________
(1) Includes finance lease right-of-use assets. Refer to Note 8.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Depreciation and amortization expense related to property and equipment was $30.3 million and $38.8 million for the first quarter of fiscal 2026 and 2027.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2026			First Quarter of Fiscal 2027
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$20,875	$(19,370)	$1,505	$20,875	$(19,800)	$1,075
Developed technology	84,536	(80,506)	4,030	84,536	(81,841)	2,695
Customer relationships	6,459	(4,928)	1,531	6,459	(5,157)	1,302
Trade name and trademarks (1)	3,903	(3,623)	280	3,893	(3,623)	270
Intangible assets, net	$115,773	$(108,427)	$7,346	$115,763	$(110,421)	$5,342
 _________________________________
(1) Includes direct costs to obtain these indefinite-lived assets in connection with our name change in February 2026.
Intangible assets amortization expense was $4.0 million and $2.0 million for the first quarter of fiscal 2026 and 2027. At the end of the first quarter of fiscal 2027, the weighted-average remaining amortization period was 0.2 year for technology patents, 0.2 year for developed technology, and 1.4 years for customer relationships. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships in sales and marketing expenses in the condensed consolidated statements of operations.
At the end of the first quarter of fiscal 2027, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2027	$1,813
2028	1,767
2029	868
2030	427
2031	197
Total	$5,072
Goodwill
As of the end of fiscal 2026 and the first quarter of fiscal 2027, goodwill was $365.1 million. There were no impairments to goodwill for the first quarter of fiscal 2026 and 2027.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2026	First Quarter of Fiscal 2027
Taxes payable	$14,044	$14,992
Accrued sales, marketing and partner liabilities	67,563	56,746
Engineering-related accruals (1)	6,352	6,955
Supply chain-related accruals (2)	12,961	8,842
Accrued service logistics and professional services	13,570	14,734
Customer deposits from contracts with customers	32,905	33,356
Other accrued liabilities	36,943	46,317
Total accrued expenses and other liabilities	$184,338	$181,942
_________________________________
(1) Primarily consists of subscription cloud services and outside services costs.
(2) Primarily consists of accruals related to our inventory and inventory purchase commitments with our contract manufacturers.
Note 5. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2026	2027
Beginning balance	$328,620	$419,569
Additions	45,927	85,070
Recognition of deferred commissions	(42,270)	(72,390)
Ending balance	$332,277	$432,249
Of the $432.2 million total deferred commissions balance at the end of the first quarter of fiscal 2027, we expect to recognize approximately 33% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the first quarter of fiscal 2026 and 2027.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	First Quarter of Fiscal
	2026	2027
Beginning balance	$1,795,303	$2,227,497
Additions	427,687	647,030
Recognition of deferred revenue	(395,445)	(497,170)
Ending balance	$1,827,545	$2,377,357
Revenue recognized during the first quarter of fiscal 2026 and 2027 from deferred revenue at the beginning of each respective period was $340.8 million and $439.2 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $3.8 billion at the end of the first quarter of fiscal 2027, of which $51.4 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Of the $3.8 billion RPO at the end of the first quarter of fiscal 2027, we expect to recognize approximately 43% over the next 12 months, and the remainder thereafter.
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
We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of the first quarter of fiscal 2027, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Commitments and Contingencies
Leases
At the end of the first quarter of fiscal 2027, we had various non-cancelable operating and finance lease commitments for office and data center facilities. Refer to Note 8—Leases for additional information regarding lease commitments.
Letters of Credit
At the end of fiscal 2026 and the first quarter of fiscal 2027, we had outstanding letters of credit in the aggregate amount of $13.0 million and $16.6 million in connection with our facility leases and a certain employee-related benefit, that mature on various dates through December 2031. Of the $13.0 million and $16.6 million outstanding as of the end of fiscal 2026 and the first quarter of fiscal 2027, $2.0 million and $4.9 million was issued under the Credit Facility.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded in our condensed consolidated balance sheet as of the end of the first quarter of fiscal 2027.
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
Note 8. Leases
We lease office and data center facilities under non-cancelable operating lease agreements expiring through November 2038. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the first quarter of fiscal 2027, we have executed certain lease agreements primarily related to our headquarter office and data center that are expected to commence between fiscal 2027 and fiscal 2031, with duration of these leases ranging from 5 to 12 years. As such, aggregate lease payments of approximately $366.6 million are excluded from our future lease payments tabular disclosure below.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three to five years and contain a bargain purchase option that we have exercised or expect to exercise at the end of the respective lease terms. Lease asset and liability associated with these leases were not material for all periods presented.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of operating lease costs during the periods presented were as follows (in thousands):

	First Quarter of Fiscal
	2026	2027
Fixed operating lease cost	$12,867	$13,830

Variable lease cost (1)	2,033	3,372
Short-term lease cost (12 months or less)	1,126	1,361
Total lease cost	$16,026	$18,563
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.
Supplemental information related to operating leases is as follows (in thousands):

	At the End of
	Fiscal 2026	First Quarter of Fiscal 2027
Operating leases:
Weighted-average remaining lease term (in years)	4.7	5.3
Weighted-average discount rate	6.5%	5.7%
Supplemental cash flow information related to operating leases is as follows (in thousands):

	First Quarter of Fiscal
	2026	2027
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$16,369	$14,014
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,473	$31,261
Future lease payments under our non-cancelable operating leases at the end of the first quarter of fiscal 2027 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
Remainder of 2027	$27,411
2028	56,518
2029	56,053
2030	53,042
2031	44,478
Thereafter	33,946
Total future lease payments	271,448
Less: imputed interest	(40,487)
Present value of total lease liabilities	$230,961

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Lessor Arrangement
We, as a lessor, have entered into non-cancelable arrangements to lease our storage and data management solutions and subscription services. The arrangements include multiple seven-year leases with total net consideration of $372.9 million. The arrangements provide an end-of-term option to purchase the leased assets for a pre-determined price.
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
No product revenue was recognized during the first quarter of fiscal 2026. We recognized $29.2 million in product revenue related to the sales-type lease components during the first quarter of fiscal 2027. The associated profit was $27.0 million, based on the product revenue recognized less certain costs, during the first quarter of fiscal 2027. Subscription services revenue related to the operating lease and non-lease components recognized was $7.2 million and $15.1 million during the first quarter of fiscal 2026 and 2027.
Future minimum gross lease payments allocated to the sales-type leases and operating lease components are as follows (in thousands). The remaining lease payments of $182.7 million allocated to the non-lease components are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Lease
Remainder of 2027	$16,325	$9,406
2028	21,267	9,063
2029	24,916	3,354
2030	29,300	—
2031	29,300	—
Thereafter	33,541	—
Total future lease payments to be received	$154,649	$21,823
Note 9. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the first quarter of fiscal 2027, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our “common stock”, and Class B common stock. At the end of the first quarter of fiscal 2027, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the first quarter of fiscal 2027, 332.1 million shares of Class A common stock were issued and outstanding.
Share Repurchase Program
Our Board of Directors has authorized up to $1.8 billion under our share repurchase program. At the end of the first quarter of fiscal 2027, $244.9 million remained available for future share repurchases under our current repurchase authorization.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the stock repurchase activity for the first quarter of fiscal 2026 and 2027 (in thousands except for per share amounts):

	First Quarter of Fiscal
	2026	2027
Number of shares repurchased and retired	2,492	1,282
Average price per share (1)	$48.10	$65.59
Aggregate purchase price (1)	$119,887	$84,077
____________________________________
(1) Excludes transaction costs that are included in the repurchases of common stock on the consolidated statements of cash flows.
Note 10. Equity Incentive Plans
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
Upon vesting of equity awards, 1.2 million and 1.6 million shares were withheld during the first quarter of fiscal 2026 and 2027 to cover $60.1 million and $101.0 million in tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our condensed consolidated statements of cash flows.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. No ESPP reset occurred during the first quarter of fiscal 2026. During the first quarter of fiscal 2027, ESPP reset resulted in total modification charge of $6.0 million, which will be recognized over its new offering period.
Stock-based compensation expense related to our 2015 ESPP was $7.5 million and $8.0 million during the first quarter of fiscal 2026 and 2027. At the end of the first quarter of fiscal 2027, total unrecognized stock-based compensation cost related to our 2015 ESPP was $37.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2026	1,142,394	$13.80	1.7	$64,144
Options exercised	(562,224)	11.82
Balance at the end of the first quarter of fiscal 2027	580,170	$15.71	1.6	$32,438
Vested and exercisable at the end of the first quarter of fiscal 2027	580,170	$15.71	1.6	$32,438
The aggregate intrinsic value of options vested and exercisable at the end of the first quarter of fiscal 2027 is calculated based on the difference between the exercise price and the closing price of $71.62 of our common stock on the last day of the first quarter of fiscal 2027.
Stock-based compensation expense related to stock options was fully recognized in fiscal 2025.
Restricted Stock Units (RSUs)
A summary of the RSU activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2026	17,340,284	$44.32	$1,205,843
Granted	6,964,181	67.42
Vested	(2,231,678)	36.89
Forfeited or canceled (1)	(428,350)	46.18
Unvested balance at the end of the first quarter of fiscal 2027	21,644,437	$52.48	$1,550,175
_________________________________
(1) Represents the number of shares granted under the RSU awards that were forfeited due to termination of employment or canceled.
Stock-based compensation expense related to RSUs was $77.2 million and $85.6 million during the first quarter of fiscal 2026 and 2027. At the end of the first quarter of fiscal 2027, total unrecognized stock-based compensation cost related to unvested RSUs was $1.1 billion, which is expected to be recognized over a weighted-average period of 3.1 years.
Performance-based Restricted Stock Units (PRSUs)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. Generally, the number of earned shares vest over three years from the date of grant subject to continuous service.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of the PRSU activity under our 2015 Plan and related information is as follows:

	Number of PRSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2026	1,936,107	$52.33	$134,637
Granted	1,244,446	55.43
Vested and earned (1)	(1,068,712)	51.90
Forfeited (2)	(40,825)	51.01
Unvested balance at the end of the first quarter of fiscal 2027	2,071,016	$54.44	$148,326
____________________________________
(1) Represents the number of shares earned in which the service condition has also been satisfied.
(2) Represents the number of shares granted under the PRSU awards that were forfeited due to termination of employment.
Stock-based compensation expense related to PRSUs was $8.0 million and $24.7 million during the first quarter of fiscal 2026 and 2027. At the end of the first quarter of fiscal 2027, total unrecognized stock-based compensation cost related to unvested PRSUs was $47.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Long-Term Performance Incentive RSUs (LTP Awards)
In fiscal 2024 and 2026, we granted 4.2 million and 1.2 million market-based LTP Awards, respectively, contingent on achieving specified market capitalization thresholds measured over approximately three- to five-year periods. Awards granted in fiscal 2024 are measured at the end of fiscal years 2026 through 2028 and vest on March 20, 2028, while awards granted in fiscal 2026 are measured at the end of fiscal years 2028 through 2030 and vest on March 20, 2030, in each case subject to continued service and a one-year post-vest holding period.
The stock-based compensation expense for these awards is being recognized over the respective requisite service periods of nearly five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met.
A summary of LTP Awards activity under our 2015 Plan is as follows:

	Number of LTP Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2026	4,881,686	$20.11	$339,472
Forfeited (1)	(125,221)	19.97
Unvested balance at the end of the first quarter of fiscal 2027	4,756,465	$20.11	$340,658
__________________________________
(1) Represents the number of shares granted that were forfeited due to termination of employment.
Stock-based compensation expense related to LTP Awards was $3.6 million and $3.8 million during the first quarter of fiscal 2026 and 2027. At the end of the first quarter of fiscal 2027, total unrecognized stock-based compensation cost related to unvested LTP Awards was $49.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	First Quarter of Fiscal
	2026	2027
Cost of revenue—product	$3,266	$4,132
Cost of revenue—subscription services	7,162	8,155
Research and development	49,242	60,331
Sales and marketing	22,084	29,163
General and administrative	14,521	20,283
Total stock-based compensation expense, net of amounts capitalized (1)	$96,275	$122,064
_________________________________
(1) Stock-based compensation expense capitalized was $1.9 million and $2.1 million during the first quarter of fiscal 2026 and 2027.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	First Quarter of Fiscal
	2026	2027
Numerator:
Net income (loss)	$(13,995)	$24,078
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	326,539	331,152
Add: dilutive effect of common stock equivalents	—	12,341
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	326,539	343,493
Net income (loss) per share attributable to common stockholders, basic	$(0.04)	$0.07
Net income (loss) per share attributable to common stockholders, diluted	$(0.04)	$0.07

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	First Quarter of Fiscal
	2026	2027
Stock options to purchase common stock	2,257	—
Unvested RSUs and PRSUs	20,691	1,686
Shares issuable pursuant to the ESPP	464	—
Total	23,412	1,686
Note 12. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	First Quarter of Fiscal
	2026	2027
Interest income (1)	$16,876	$14,304
Interest expense (2)	(1,807)	(239)
Foreign currency transactions gains (losses)	14,479	(3,032)
Other income	2,107	2,898
Total other income (expense), net	$31,655	$13,931
____________________________________
(1) Includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Includes non-cash interest expense related to amortization of issuance costs and contractual interest expense related to our revolving credit facility and accretion of our finance lease liabilities.
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
At the end of the first quarter of fiscal 2027, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2026.
Note 14. Segment Information and Geographic Areas
Segment Information
Our chief operating decision maker (CODM), the Chief Executive Officer, manages business activities as a single operating and reportable segment at the consolidated level. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income (loss) and net income (loss) as reported on the condensed consolidated statements of operations, to assess performance and allocate resources to support strategic priorities. Condensed consolidated net income (loss) is our segment’s primary measure of profit or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

PURE STORAGE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Our CODM reviews the following significant segment expenses, which are each separately disclosed and presented in the condensed consolidated statements of operations: cost of revenue for product, cost of revenue for subscription services, research and development expenses, sales and marketing expenses, and general and administrative expenses. Other segment items within condensed consolidated net income (loss) include other income (expense), net and income tax provision. Other significant noncash segment expenses include stock-based compensation and depreciation and amortization.
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	First Quarter of Fiscal
	2026	2027
United States	$530,658	$739,390
Rest of the world	247,827	313,506
Total revenue	$778,485	$1,052,896

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2026	First Quarter of Fiscal 2027
United States	$569,932	$590,988
Rest of the world	17,090	22,929
Total long-lived assets	$587,022	$613,917
Note 15. Subsequent Event
1touch Acquisition
On May 7, 2026, we completed the acquisition of 1touch, an innovator in data intelligence and orchestration that provides a comprehensive, unified view of enterprise information, for total stated cash consideration of $125.0 million, subject to customary closing adjustments and escrow arrangements. Upon closing, 1touch became a wholly owned subsidiary of Everpure, Inc., and its results of operations will be included in our consolidated financial statements beginning on the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is the first Sunday after January 30.
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
Recent Key Developments

•In March 2026, we extended Evergreen//One support to FlashBlade//EXA, providing a flexible pay-as-you-go model for high-performance AI training and inference, and also announced the general availability of Everpure™ FlashArray™ support for Microsoft Azure Local.
•In April 2026, we announced Pure1 + Veeam Anomaly Awareness Workflow, which is a new integration unifying Everpure Pure1 and Veeam Backup & Replication (VBR).
•In April 2026, we also updated our ticker symbol (NYSE: P), reflecting our expansion from a storage provider to a leader in the future of data management.
•In May 2026, we completed the strategic acquisition of 1touch, an innovator in data intelligence and orchestration, adding data security posture management (DSPM), advanced data discovery, classification, and semantic context capabilities to the Everpure Platform.

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
Cost of Revenue
Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers, which includes the costs of raw material components, and personnel costs associated with our supply chain operations. Personnel costs consist of salaries, bonuses and stock-based compensation expense. Cost of product revenue also includes allocated overhead costs, adjustments to inventory and purchase commitments based on forecasted demand, amortization of intangible assets pertaining to developed technology, and freight. Allocated overhead costs consist of certain employee benefits and facilities-related costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to our revolving credit facility, and gains (losses) from foreign currency transactions.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue:
Revenue

	First Quarter of Fiscal		Change
	2026	2027	$	%
(dollars in thousands, unaudited)
Product revenue	$372,144	$576,544	$204,400	55%
Subscription services revenue	406,341	476,352	70,011	17%
Total revenue	$778,485	$1,052,896	$274,411	35%
The increase in product revenue during the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 was primarily driven by an increase in customer demand for our FlashArray and FlashBlade solutions across all of our key geographic areas and customer base and increased pricing and to a lesser extent, royalties from hyperscaler shipments.
The increase in subscription services revenue during the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 was largely driven by increases in sales of our Evergreen consumption, subscription-based offerings and renewals of our Evergreen subscription services across our installed base.
During the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026, total revenue in the United States grew 39% from $530.7 million to $739.4 million while total rest of the world revenue grew 27% from $247.8 million to $313.5 million.
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

The following table sets forth our Subscription ARR for the periods presented:

	At the End of		Year-over-Year Growth
	First Quarter of Fiscal 2026	First Quarter of Fiscal 2027	%
(dollars in thousands, unaudited)
Subscription annualized recurring revenue	$1,710,912	$2,036,441	19%
The year-over-year growth in our Subscription ARR at the end of the first quarter of fiscal 2026 was 18%. The increase in year-over-year growth to 19% at the end of the first quarter of fiscal 2027 was driven by our increased sales of Evergreen subscription-based offerings.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $3.8 billion at the end of the first quarter of fiscal 2027, and primarily includes non-cancelable Total Contract Value (TCV) sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Everpure Cloud consumption and subscription-based offerings, as well as $51.4 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors.
TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. Year-over-year growth in RPO to 41% at the end of the first quarter of fiscal 2027 when compared to 40% at the end of fiscal 2026 was driven by both growth of TCV sales for our storage-as-a-service offerings, and strong renewals of our Evergreen subscriptions.
We expect to recognize approximately 43% of total RPO over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	First Quarter of Fiscal		Change
	2026	2027	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$137,784	$200,412	$62,628	45%
Stock-based compensation	3,266	4,132	866	27%
Total product cost of revenue	$141,050	$204,544	$63,494	45%
% of Product revenue	38%	35%

Subscription services cost of revenue	$94,120	$116,865	$22,745	24%
Stock-based compensation	7,162	8,155	993	14%
Total subscription services cost of revenue	$101,282	$125,020	$23,738	23%
% of Subscription services revenue	25%	26%

Total cost of revenue	$242,332	$329,564	$87,232	36%
% of Total revenue	31%	31%

Product gross margin	62%	65%
Subscription services gross margin	75%	74%
Total gross margin	69%	69%
The increase in product gross margin during the first quarter of fiscal 2027 when compared to the first quarter of fiscal 2026 was primarily due to price increases and shifts in product mix towards higher performance FlashArray and FlashBlade solutions and to a lesser extent, royalties from hyperscaler shipments.
The slight decrease in subscription services gross margin during the first quarter of fiscal 2027 when compared to the first quarter of fiscal 2026 was primarily driven by amortization of capitalized software costs for the development of Everpure Fusion and Everpure Cloud Azure Native and higher employee compensation and related costs.

Operating Expenses
Research and Development

	First Quarter of Fiscal		Change
	2026	2027	$	%
(dollars in thousands, unaudited)
Research and development	$172,498	$198,761	$26,263	15%
Stock-based compensation	49,242	60,331	11,089	23%
Total expenses	$221,740	$259,092	$37,352	17%
% of Total revenue	29%	25%
The increase in research and development expense during the first quarter of fiscal 2027 when compared to the first quarter of fiscal 2026 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, from growth in headcount and, to a lesser extent, an increase in equipment depreciation and facilities-related costs.
Sales and Marketing

	First Quarter of Fiscal		Change
	2026	2027	$	%
(dollars in thousands, unaudited)
Sales and marketing	$256,428	$318,693	$62,265	24%
Stock-based compensation	22,084	29,163	7,079	32%
Total expenses	$278,512	$347,856	$69,344	25%
% of Total revenue	36%	33%
The increase in sales and marketing expense during the first quarter of fiscal 2027 when compared to the first quarter of fiscal 2026 was primarily driven by an increase in employee compensation and related costs, including sales commission expense and stock-based compensation, from growth in headcount and higher bookings achievement.

General and Administrative

	First Quarter of Fiscal		Change
	2026	2027	$	%
(dollars in thousands, unaudited)
General and administrative	$52,551	$76,162	$23,611	45%
Stock-based compensation	14,521	20,283	5,762	40%
Total expenses	$67,072	$96,445	$29,373	44%
% of Total revenue	9%	9%
The increase in general and administrative expense during the first quarter of fiscal 2027 when compared to the first quarter of fiscal 2026 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, from growth in headcount, and, to a lesser extent, an increase in third-party professional services, including acquisition-related transaction costs.

Other Income (Expense), Net

	First Quarter of Fiscal		Change
	2026	2027	$
(dollars in thousands, unaudited)
Other income (expense), net	$31,655	$13,931	$(17,724)
The decrease in other income (expense), net during the first quarter of fiscal 2027 when compared to the first quarter of fiscal 2026 was primarily due to higher net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies.
Provision for Income Taxes

	First Quarter of Fiscal		Change
	2026	2027	$	%
(dollars in thousands, unaudited)
Provision for income taxes	$14,479	$9,792	$(4,687)	(32)%
The decrease in provision for income taxes during the first quarter of fiscal 2027 when compared to the first quarter of fiscal 2026 was primarily attributable to the enactment of the One Big Beautiful Bill Act (OBBBA), specifically the provisions related to Section 174, which eliminated the requirement to capitalize domestic research and development expenditures.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2027, we had cash, cash equivalents and marketable securities of $1.5 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts including investments to scale operations in support of our hyperscale customer and capture additional growth opportunities, the timing and extent of strategic inventory purchases driven by supply chain constraints, higher commodity pricing, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, the timing of repayment of borrowings under the revolving credit facility, and cash payments for tax withholding obligations for equity awards held by employees. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. For example, on May 7, 2026, we completed the acquisition of 1touch. We may enter into other financing arrangements and seek additional equity or debt financing in the future.

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
We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of the first quarter of fiscal 2027, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Letters of Credit
At the end of fiscal 2026 and the first quarter of fiscal 2027, we had outstanding letters of credit in the aggregate amount of $13.0 million and $16.6 million in connection with our facility leases and a certain employee-related benefit, that mature on various dates through December 2031. Of the $13.0 million and $16.6 million outstanding as of the ends of fiscal 2026 and the first quarter of fiscal 2027, $2.0 million and $4.9 million is issued under the Credit Facility.
Share Repurchase Program and Shares Withheld to Cover Taxes
Our Board of Directors has authorized up to $1.8 billion under our share repurchase program. At the end of the first quarter of fiscal 2027, $244.9 million remained available for future share repurchases under our current repurchase authorization. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During the first quarter of fiscal 2027, we repurchased and retired approximately 1.3 million shares of common stock at an average purchase price of $65.59 per share for an aggregate repurchase price of $84.1 million.
During the first quarter of fiscal 2027, we withheld approximately 1.6 million shares to cover $101.0 million in tax withholding obligations.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Quarter of Fiscal
	2026	2027
Net cash provided by operating activities	$283,936	$180,164
Net cash used in investing activities	$(111,782)	$(45,494)
Net cash used in financing activities	$(149,762)	$(150,988)
Operating Activities
Net cash provided by operating activities consists of net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation and depreciation and amortization. The year-over-year decrease in net cash provided by operating activities was primarily driven by a decrease of $177.7 million from changes in operating assets and liabilities, partially offset by higher net income of $38.1 million and higher stock-based compensation of $25.8 million. The decrease from changes in operating assets and liabilities were primarily impacted by higher payments for employee compensation, including commission payments pertaining to overachievement in the fourth quarter of fiscal 2026, and increased payments for inventory purchases.
Our primary source of cash from operating activities during the first quarter of fiscal 2026 and 2027 were from cash collections from billings for sales of our product and subscription services.
Our primary uses of cash from operating activities during the first quarter of fiscal 2026 and 2027 were payments to our contract manufacturers, payments for employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during the first quarter of fiscal 2027 was driven by $68.4 million in capital expenditures, partially offset by net proceeds of $23.0 million in marketable securities. Key capital expenditures included investments for equipment supporting deployments of our Evergreen//One offering, data center expansion to support testing of new products and services, including for our hyperscale business, and leasehold improvements related to our new office leases.
Net cash used in investing activities during the first quarter of fiscal 2026 was driven by $72.3 million in capital expenditures. Key capital expenditures included investments for equipment supporting deployments of our Evergreen//One offering, data center expansion to support testing of new products and services, including for our hyperscale solution design win, and developing our Pure Fusion v2 solution. Cash outflows were also impacted by net purchases of marketable securities of $39.4 million.
Financing Activities
Net cash used in financing activities during the first quarter of fiscal 2027 was primarily driven by cash outflows related to tax withholding remittances on vested equity awards of $102.9 million and share repurchases of $84.1 million, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan (ESPP) of $30.0 million, and the exercise of stock options of $6.6 million. The year-over-year increase in tax withholding remittances on vested equity awards was primarily driven by higher stock prices.
Net cash used in financing activities during the first quarter of fiscal 2026 was primarily driven by cash outflows related to share repurchases of $119.9 million and tax withholding remittances on vested equity awards of $61.3 million, partially offset by proceeds from the issuance of common stock under our ESPP of $27.2 million, and the exercise of stock options of $5.4 million.

Contractual Obligations and Commitments
Except as set forth in Notes 6 to 8 of Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our non-cancelable contractual obligations and commitments disclosed in our Annual Report on 10-K for fiscal 2026.
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
We deem an accounting policy to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our condensed consolidated financial statements. Refer to Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policy and Estimates” in our latest Form 10-K for our fiscal year ended February 1, 2026. There have been no material changes to our critical accounting policies and estimates since this Form 10-K filed on March 25, 2026.
Available Information
Our website is located at www.everpuredata.com, and our investor relations website is located at investor.everpuredata.com. The following filings will be available through our investor relations website free of charge after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings.
Investors and others should note that we announce material business and financial information through our investor relations website at www.investors.everpuredata.com, SEC filings, public conference calls and webcasts, and press releases, including earnings press releases. We also announce business and financial information through our newsroom website (https://www.everpuredata.com/company/newsroom.html), LinkedIn (linkedin.com/company/everpure-data), X (x.com/EverpureData), Facebook (@purestorage), Instagram (@purestorage) and YouTube (@everpure-data). It is possible that the information we post on these channels could be deemed to be material information. Therefore, we encourage investors to follow these channels, in addition to our SEC filings, public conference calls and webcasts, and press releases. The information we publish through these channels is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the first quarter of fiscal 2027, we had cash, cash equivalents and marketable securities of $1.5 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $7.6 million at the end of the first quarter of fiscal 2027.
Foreign Currency Exchange Risk
Our revenue is primarily denominated in U.S. dollars with a proportionally small amount denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Euro, Czech koruna and Indian Rupee. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange should become more significant.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the first quarter of fiscal 2027 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $11.0 million at the end of the first quarter of fiscal 2027.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the first quarter of fiscal 2027, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2027, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our operations and performance depend in part on worldwide economic conditions and the economic health of our current and prospective customers. Recent macroeconomic and geopolitical events, including tariffs, inflation, elevated interest rates, geopolitical tensions, and political and fiscal challenges in the United States and abroad, have, and may continue to have, an adverse effect on the budgets, confidence and demand of our customers, particularly in the United States where we derive the majority of our revenue. These pressures create a great deal of uncertainty and affect our customer demand, margins, costs and operations. Macroeconomic conditions can and do further exacerbate other risks discussed in this “Risk Factors” section, such as risks related to our supply chain and sales and marketing efforts. If we are unable to successfully manage the effects of these pressures, our business, operating results, cash flows and financial condition may be adversely affected.
If we do not manage the supply of our products and their components efficiently, or if our suppliers fail to perform their contractual obligations to us or are otherwise unable to allocate a sufficient volume of components to us, our ability to deliver products could be adversely affected and result in delayed or reduced revenue, reduced product margins or lost sales opportunities altogether.
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to component quality, component scarcity, increased global demand, and inflationary pressure. Our supply chain has been, and may continue to be adversely impacted by component cost increases. In response to these cost increases, we raised our prices during the first quarter of fiscal year 2027, and if component costs or other supply chain-related costs continue to increase, we may need to further increase prices again in the future. Any such price increase may result in reduced sales or the loss of customers, and adversely impact our business and results of operations. We enter into agreements with our suppliers to provide components at specified prices, volume, and timing. Our suppliers have in the past, and may in the future, seek to renegotiate terms of our supply agreements. Furthermore, in the current environment of increased global demand and component scarcity, suppliers may lack the capacity to allocate the necessary volume of components to meet our manufacturing requirements. If our suppliers fail to perform their obligations or if they are unable or refuse to provide components to us at the specified prices, volumes, or at the times that we have agreed upon, or if they are simply unable to allocate the volume of components that we need, we may be unable to secure alternate supply on commercially reasonable terms or within our required timeframes. As a result, we could face component shortages, higher component costs, manufacturing disruptions, longer customer lead times and delays in shipping our products, or lost sales opportunities altogether. Such a disruption could cause us to miss revenue opportunities, damage our relationships with customers and partners, and negatively impact our reputation. A significant or sustained supply chain failure of this nature could adversely affect our business, financial condition, product margins, results of operations, prospects, and require us to incur significant cash outlays and increase our working capital requirements.

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
We are devoting significant resources toward expanding our sales to our existing hyperscale customer and to additional hyperscale customers. Achieving a hyperscaler design win requires us to dedicate significant resources and investment in pursuit of a single customer opportunity without any guarantee of revenue. Additionally, we may be obligated to fulfill NAND flash purchase commitments if our hyperscale customer reduces its demand for our flash storage solutions. While we believe the opportunity to sell our solutions to our existing hyperscale customer and additional hyperscalers is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue, there can be no assurance that our efforts will lead to meaningful revenue, operating margin or cash flow, or that we will succeed in securing additional hyperscale customers. Further, even if we do secure additional hyperscaler design wins, a design win does not guarantee sales. Our existing, and potential future, hyperscale customers could choose to delay or cancel purchasing or licensing our technology and services. It is therefore difficult to predict the volume and timing of sales, if any, that will follow from any design win that we secure. Moreover, if our existing hyperscale customer were to delay, reduce or cancel its purchases from us, our business, operating results, cash flows and financial condition would be adversely affected.
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
Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at our current and prospective customers. Our competitors often leverage these existing relationships to discourage customers from evaluating or purchasing our Everpure Platform. Additionally, most of our prospective customers have existing storage products supplied by our competitors who have an advantage in retaining the customer because, among other things, the incumbent vendor already understands the customer’s IT infrastructure, user demands and needs, or the customer is concerned about actual or perceived costs of switching to a new vendor and technology. If we are unable to sell our offerings to new customers or persuade existing customers to continue purchasing our offerings, we will not be able to maintain or increase our market share and revenue, which would adversely affect our business and operating results.
We rely on contract manufacturers to manufacture our products, and if we fail to manage our relationships with our contract manufacturers successfully, our business could be negatively impacted.
We rely on a limited number of contract manufacturers to manufacture our products, which reduces our control over the assembly process and exposes us to risks, such as reduced control over quality assurance, increased material costs, inventory holding costs, and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems, our ability to timely ship products to our customers will be impaired, potentially on short notice, and our competitive position, reputation and financial results could be harmed. If we are required, for whatever reason, to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. In response to supply shortages or other supply chain constraints, we may seek to qualify and utilize secondary sources for certain components or materials, which may increase quality, reliability and production risks and require additional testing and quality assurance efforts. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the inability of our suppliers, including newly qualified secondary sources, to consistently meet our quality, reliability and delivery requirements could exacerbate other risk factors and cause a delay in our order fulfillment, and our business, operating results and financial condition may be harmed.

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
Building and maintaining brand recognition and customer goodwill is critical to our success. On occasion, our competitors’ marketing efforts have included negative or misleading statements about us. If we are unable to effectively respond to our competitors’ marketing efforts and protect our brand and customer goodwill now or in the future, our business will be adversely affected.
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
The cost of our components increased significantly during fiscal 2026 and the first quarter of fiscal 2027, and we anticipate continued component pricing volatility through the remainder of fiscal 2027. Elevated global demand for the components used in our products has made future cost fluctuations highly unpredictable. We maintain supply agreements with our component suppliers that help mitigate, but do not eliminate, significant component cost volatility. While we have implemented product price increases to help offset these rising expenses, ongoing component cost volatility has placed, and may continue to place, downward pressure on our gross margins.
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
•fluctuations or seasonality in demand and prices for our products, including as a result of actual or anticipated price increases, which may cause customers to accelerate purchases into earlier periods, which could lead to uneven demand in subsequent periods;
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
The sales prices of our offerings may fluctuate for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints, inflation and other adverse economic conditions. As a result of the recent increase in our component costs, we raised our prices during the first quarter of fiscal year 2027 and may be required to raise our prices again in the future.
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
We intend to continue investing in our business growth and may require additional funds to support business initiatives, including the need to develop new offerings or enhance our existing offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we undertake in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited and our prospects and financial condition could be harmed.
We are exposed to the credit risk of some of our customers, which could harm our business, operating results and financial condition.
Most of our sales are made on an open credit basis. We monitor individual customer payment capability when we grant open credit arrangements and may limit these arrangements based on perceived creditworthiness. We also maintain allowances we believe are adequate to cover exposure for doubtful accounts. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure investors these programs will be effective in managing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.
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

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. We and third-party service providers on whom we rely have been, and may in the future be, subject to attempts to gain unauthorized access to our data or systems. The threats to our information systems and information and those of third parties on whom we rely, include traditional computer “hackers,” social engineering attacks including phishing, vishing, smishing and domain spoofing (for example, attempts to induce fraudulent invoice payments or divert money from us), faulty password management, software bugs, malicious code (such as viruses and worms), malware installation, personnel misconduct or error, theft, denial-of-service attacks (such as credential stuffing), advanced persistent threat intrusions, server malfunction, software or hardware failures, loss of data or other computer assets, adware, as well as attacks from nation-state and nation-state supported actors. These threats are also becoming increasingly difficult to detect. Recent advances in AI have increased the sophistication of these types of attacks as attackers are able to more easily identify vulnerabilities, automate cyberattacks and create more personalized and targeted communications. Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are prevalent and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and there have been high-profile incidents of third-party service providers causing widespread disruptions to their customers’ infrastructure due to errors in their SaaS offerings. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our Everpure Platform, systems and network or the systems and networks of third parties that support us and our business. Moreover, we may have limited remedies against third-party providers in the event of a service disruption.
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
If any of these types of security incidents occurs and we are unable to protect our platform, products, systems and data, or if we are perceived to have such a security incident, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our Everpure Platform could decrease and we could be exposed to a risk of loss or litigation, including, without limitation, class action litigation, and other possible liabilities. A security incident could also result in government enforcement actions that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal information. For a description of our processes for assessing, identifying and managing material risks from cybersecurity threats, see Part 1. Item 1C. Cybersecurity in our Annual Report on Form 10-K filed on March 25, 2026.

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
We have completed acquisitions in the past and continue to evaluate and consider additional strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, we acquired 1touch in fiscal 2027. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $98.70, through June 1, 2026. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the first quarter of fiscal 2027 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
February 2, 2026 - March 1, 2026	$70.43	454	$297,051
March 2, 2026 - March 29, 2026	$61.93	477	$267,511
March 30, 2026 - May 3, 2026	$64.30	351	$244,916
(1) Our Board of Directors has authorized up to $1.8 billion under our stock repurchase program. See “Liquidity and Capital Resources—Share Repurchase Program” included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the first quarter of fiscal 2027 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
February 2, 2026 - March 1, 2026	$—	—	$—
March 2, 2026 - March 29, 2026	$64.88	1,557	$101,000
March 30, 2026 - May 3, 2026	$—	—	$—
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the first quarter of fiscal 2027, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-37570	3.1	2/23/2026
3.2	Amended and Restated Bylaws.	8-K	001-37570	3.2	2/23/2026
4.1	Form of Class A Common Stock Certificate of the Company.	10-K	001-37570	4.1	3/26/2026
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERPURE, INC.

Date:	June 5, 2026	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	June 5, 2026	By:	/s/ TAREK ROBBIATI
Tarek Robbiati
Chief Financial Officer (Principal Financial Officer)