Form 10-Q
period 2026-08-02
Everpure, Inc.
filed 2026-09-04
CIK 1474432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026
OR
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

As of August 31, 2026, the registrant had 333,227,251 shares of its Class A common stock outstanding.

EVERPURE, INC.
FORM 10-Q for the Quarter Ended August 2, 2026

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding macroeconomic conditions, including, among other issues, inflation, interest rates, tariffs, currency fluctuations and a slowdown in demand, our ability to sustain or manage our profitability and growth, our expectations regarding demand for our products and subscription services, including Evergreen//One, trends in the storage market, our ability to expand market share, our expectations regarding future changes in our product pricing, our plans to expand and continue to invest internationally, our plans to continue investing in marketing, sales, support and research and development, our shift to subscription services, including as-a-Service offerings, our expectations regarding fluctuations in our revenue and operating results, including our ability to expand sales with hyperscale customers, the timing and magnitude of sales to hyperscale customers, our expectations that we may continue to experience losses despite revenue growth, our ability to successfully attract, motivate, and retain qualified personnel and maintain our culture, our expectations regarding our technological leadership and market opportunity, including our ability to meet hyperscalers’ performance and price requirements, the anticipated benefits of our acquisition of 1touch, our ability to innovate and introduce new or enhanced products, our expectations regarding technology and product strategy and technology differentiation, including ongoing development and customer adoption of new products and the Enterprise Data Cloud architecture (including Everpure FusionTM), our sustainability goals, our customer priorities around sustainability, and the environmental and energy saving benefits to our customers of using our products, our competitive position and the effects of competition and industry dynamics, including alternative offerings from incumbent, emerging and public cloud vendors, the potential disruptions to our contract manufacturers or supply chain, our ability to procure a sufficient supply of flash and other components used in our products, expectations about the impact of, and trends relating to, recent increases in component pricing and availability, our expectations concerning relationships with third parties, including our partners, customers, suppliers, and contract manufacturers, the adequacy of our intellectual property rights, expectations concerning potential legal proceedings and related costs, and the impact of adverse economic conditions on our business, operating results, cash flows and/or financial condition.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERPURE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data, unaudited)

	At the End of
	Fiscal 2026	Second Quarter of Fiscal 2027

ASSETS
Current assets:
Cash and cash equivalents	$854,873	$385,694
Marketable securities	692,446	622,197
Accounts receivable, net of allowance of $203 and $204	944,844	1,027,665
Inventory	75,935	106,300
Deferred commissions, current	139,379	150,472
Prepaid expenses and other current assets	356,015	1,025,645
Total current assets	3,063,492	3,317,973
Property and equipment, net	587,022	687,950
Operating lease right-of-use assets	185,975	196,341
Deferred commissions, non-current	280,190	296,422
Intangible assets, net	7,346	23,338
Goodwill	365,075	466,313
Restricted cash	7,687	8,214
Other assets, non-current	177,472	223,858
Total assets	$4,674,259	$5,220,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,312	$329,848
Accrued compensation and benefits	347,205	300,060
Accrued expenses and other liabilities	184,338	192,577
Operating lease liabilities, current	44,080	50,273
Deferred revenue, current	1,181,055	1,323,750
Total current liabilities	1,909,990	2,196,508
Operating lease liabilities, non-current	172,063	175,034
Deferred revenue, non-current	1,046,442	1,197,521
Other liabilities, non-current	100,096	110,508
Total liabilities	3,228,591	3,679,571
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share— 20,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, par value of $0.0001 per share— 2,250,000 (Class A 2,000,000, Class B 250,000) shares authorized; 330,353 and 333,324 Class A shares issued and outstanding	33	33
Additional paid-in capital	2,624,757	2,627,961
Accumulated other comprehensive income (loss)	1,709	(4,552)
Accumulated deficit	(1,180,831)	(1,082,604)
Total stockholders’ equity	1,445,668	1,540,838
Total liabilities and stockholders’ equity	$4,674,259	$5,220,409

See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027

Revenue:
Product	$446,303	$686,773	$818,447	$1,263,317
Subscription services	414,699	499,125	821,040	975,477
Total revenue	861,002	1,185,898	1,639,487	2,238,794
Cost of revenue:
Product	150,296	238,223	291,346	442,767
Subscription services	106,370	136,287	207,652	261,307
Total cost of revenue	256,666	374,510	498,998	704,074
Gross profit	604,336	811,388	1,140,489	1,534,720
Operating expenses:
Research and development	242,026	293,749	463,766	552,841
Sales and marketing	285,890	346,077	564,402	693,933
General and administrative	71,549	108,407	138,621	204,852
Total operating expenses	599,465	748,233	1,166,789	1,451,626
Income (loss) from operations	4,871	63,155	(26,300)	83,094
Other income (expense), net	45,700	9,006	77,355	22,937
Income before provision (benefit) for income taxes	50,571	72,161	51,055	106,031
Provision (benefit) for income taxes	3,453	(1,988)	17,932	7,804
Net income	$47,118	$74,149	$33,123	$98,227
Net income per share attributable to common stockholders, basic	$0.14	$0.22	$0.10	$0.30
Net income per share attributable to common stockholders, diluted	$0.14	$0.21	$0.10	$0.28
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	327,594	332,942	327,066	332,047
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	337,734	345,587	337,306	344,811

See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027

Net income	$47,118	$74,149	$33,123	$98,227
Other comprehensive income (loss):
Unrealized net gains (losses) on available-for-sale securities	995	(2,882)	1,969	(5,965)
Less: reclassification adjustment for net gains on available-for-sale securities included in net income	(910)	(57)	(1,007)	(296)
Change in unrealized net gains (losses) on available-for-sale securities	85	(2,939)	962	(6,261)
Comprehensive income	$47,203	$71,210	$34,085	$91,966

 See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	Second Quarter of Fiscal 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2026	326,938	$33	$2,625,198	$1,831	$(1,383,007)	$1,244,055
Issuance of common stock upon exercise of stock options	485	—	8,095	—	—	8,095
Stock-based compensation expense	—	—	119,509	—	—	119,509
Vesting of restricted stock units	2,756	—	—	—	—	—
Tax withholding on vesting of equity awards	(1,092)	—	(57,799)	—	—	(57,799)
Repurchases of common stock	(772)	—	(42,242)	—	—	(42,242)
Other comprehensive income	—	—	—	85	—	85
Net income	—	—	—	—	47,118	47,118
Balance at the end of the second quarter of fiscal 2026	328,315	$33	$2,652,761	$1,916	$(1,335,889)	$1,318,821

	Second Quarter of Fiscal 2027
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of the first quarter of fiscal 2027	332,054	$33	$2,600,471	$(1,613)	$(1,156,753)	$1,442,138
Issuance of common stock upon exercise of stock options	512	—	8,523	—	—	8,523
Stock-based compensation expense	—	—	162,201	—	—	162,201
Vesting of restricted stock units	2,685	—	—	—	—	—
Tax withholding on vesting of equity awards	(995)	—	(74,253)	—	—	(74,253)
Repurchases of common stock	(932)	—	(68,981)	—	—	(68,981)
Other comprehensive loss	—	—	—	(2,939)	—	(2,939)
Net income	—	—	—	—	74,149	74,149
Balance at the end of the second quarter of fiscal 2027	333,324	$33	$2,627,961	$(4,552)	$(1,082,604)	$1,540,838

See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unaudited)

	First Two Quarters of Fiscal 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2025	326,102	$33	$2,674,500	$954	$(1,369,012)	$1,306,475
Issuance of common stock upon exercise of stock options	833	—	13,458	—	—	13,458
Stock-based compensation expense	—	—	217,687	—	—	217,687
Vesting of restricted stock units	5,733	—	—	—	—	—
Tax withholding on vesting of equity awards	(2,259)	—	(117,946)	—	—	(117,946)
Common stock issued under employee stock purchase plan	1,170	—	27,240	—	—	27,240
Repurchases of common stock	(3,264)	—	(162,178)	—	—	(162,178)
Other comprehensive income	—	—	—	962	—	962
Net income	—	—	—	—	33,123	33,123
Balance at the end of the second quarter of fiscal 2026	328,315	$33	$2,652,761	$1,916	$(1,335,889)	$1,318,821

	First Two Quarters of Fiscal 2027
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at the end of fiscal 2026	330,353	$33	$2,624,757	$1,709	$(1,180,831)	$1,445,668
Issuance of common stock upon exercise of stock options	1,074	—	15,169	—	—	15,169
Stock-based compensation expense	—	—	286,371	—	—	286,371
Vesting of restricted stock units	5,985	—	—	—	—	—
Tax withholding on vesting of equity awards	(2,552)	—	(175,253)	—	—	(175,253)
Common stock issued under employee stock purchase plan	678	—	30,001	—	—	30,001
Repurchases of common stock	(2,214)	—	(153,084)	—	—	(153,084)
Other comprehensive loss	—	—	—	(6,261)	—	(6,261)
Net income	—	—	—	—	98,227	98,227
Balance at the end of the second quarter of fiscal 2027	333,324	$33	$2,627,961	$(4,552)	$(1,082,604)	$1,540,838

See the accompanying notes to condensed consolidated financial statements.

EVERPURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	First Two Quarters of Fiscal
	2026	2027

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,123	$98,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,697	81,777
Stock-based compensation expense	213,668	281,879
Unrealized gain on equity security	(30,401)	—
Other	7,027	4,349
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	150,381	(79,318)
Inventory	(12,268)	(36,563)
Deferred commissions	(11,395)	(27,325)
Prepaid expenses and other assets	(33,401)	(694,305)
Operating lease right-of-use assets	19,958	21,581
Accounts payable	(3,146)	156,591
Accrued compensation and other liabilities	602	(33,541)
Operating lease liabilities	(23,513)	(22,683)
Deferred revenue	115,761	293,147
Net cash provided by operating activities	496,093	43,816
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(134,373)	(169,668)
Acquisition, net of cash acquired	—	(125,308)
Purchase of strategic investment	—	(1,000)
Purchases of marketable securities and other	(256,128)	(267,490)
Sales of marketable securities	270,987	193,481
Maturities of marketable securities	137,507	139,448
Net cash provided by (used in) investing activities	17,993	(230,537)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	13,458	15,169
Proceeds from issuance of common stock under employee stock purchase plan	27,240	30,001
Payments of financing costs for revolving credit facility	(2,080)	—
Principal payments on borrowings and finance lease obligations	(101,125)	(612)
Tax withholding on vesting of equity awards	(117,461)	(173,296)
Repurchases of common stock	(162,178)	(153,084)
Net cash used in financing activities	(342,146)	(281,822)
Net increase (decrease) in cash, cash equivalents and restricted cash	171,940	(468,543)
Cash, cash equivalents and restricted cash, beginning of period	737,750	864,979
Cash, cash equivalents and restricted cash, end of period	$909,690	$396,436
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	887,849	385,694
Restricted cash	21,841	10,742
Cash, cash equivalents and restricted cash, end of period	$909,690	$396,436
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,122	$—
Cash paid for income taxes, net of refunds	$21,141	$10,476
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Property and equipment purchased but not yet paid	$19,129	$39,356

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
We operate using a 52/53 week fiscal year ending on the first Sunday after January 30, which for fiscal 2026 was February 1, 2026 and for fiscal 2027 will be January 31, 2027. The second quarter of fiscal 2026 and 2027 ended on August 3, 2025 and August 2, 2026. Unless otherwise stated, all dates refer to our fiscal year and fiscal quarters.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to, the determination of standalone selling price for revenue arrangements with multiple performance obligations when the price at which the performance obligation sold separately or observable past transactions are not available, useful lives of intangible assets and property and equipment, the period of benefit for deferred contract costs for commissions, fair value for certain stock-based awards, provision for income taxes including related reserves, fair value of leases and impairment of related right-of-use (ROU) assets, and fair value of intangible assets and goodwill acquired through business combination. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Cash
Restricted cash is associated with certain employee-related benefits. At the end of fiscal 2026 and the second quarter of fiscal 2027, we had restricted cash of $10.1 million and $10.7 million. Included in these amounts are $2.4 million and $2.5 million classified as prepaid expenses and other current assets in our condensed consolidated balance sheets.
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

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 3. Business Combination
1touch Acquisition
On May 7, 2026, we acquired all outstanding equity interests in 1touch, an innovator in data intelligence and orchestration that provides a comprehensive, unified view of enterprise information, for total cash consideration of $125.9 million. The transaction costs associated with the acquisition were not material and expensed as incurred.
The preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, primarily includes $19.5 million of intangible assets and $101.2 million of goodwill.
Acquired Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and their useful lives by major class of intangible assets as of the acquisition date (in thousands):

	Useful Lives	As of May 7, 2026
Customer relationships	7 years	$5,500
Developed technology	6 years	9,200
In-progress research and development (1)	N/A	2,800
Customer contract backlog (2)	3 years	2,000
Total intangible assets acquired		$19,500
_________________________________
(1) In-progress research and development will be amortized over the estimated useful life once developments are complete.
(2) Customer contract backlog represents the value of signed contracts for which services have not yet been performed or billed.
To derive the fair value of acquired intangible assets, we applied the excess earnings method for customer relationships and customer contract backlog, and the relief-from-royalty method for developed technology and in-progress research and development. Goodwill generated from this acquisition is primarily attributable to the expected post-acquisition synergies from combining 1touch's data intelligence, orchestration, and data security posture management capabilities with our unified data platform. These synergies primarily relate to data discovery, classification, and governance across on-premises, cloud, and software-as-a-service environments, and to preparing data for use in artificial intelligence applications.
The preliminary purchase price allocation includes the related impact to deferred tax asset and deferred tax liability that are subject to change upon finalizing its valuation analysis. This analysis is expected to be finalized within the measurement period not to exceed one year from the date of acquisition. Management expects that goodwill and identifiable intangible assets will be deductible for tax purposes.
The financial results of 1touch have been included in our consolidated statements of operations since the acquisition date and are not material. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4. Financial Instruments
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

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize these assets by significant investment categories and their classification within the fair value hierarchy and in our condensed consolidated balance sheets at the end of fiscal 2026 and the second quarter of fiscal 2027 (in thousands):

	At the End of Fiscal 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market accounts	$—	$—	$—	$297,462	$297,462	$—
Level 2
U.S. government treasury notes	289,069	790	(95)	289,764	19,387	270,377
U.S. government agencies	9,194	148	(1)	9,341	—	9,341
Corporate debt securities	335,347	2,341	(1)	337,687	—	337,687
Foreign government bonds	6,555	3	—	6,558	—	6,558
Asset-backed securities	47,768	324	—	48,092	—	48,092
Municipal bonds	20,381	18	(8)	20,391	—	20,391
Total	$708,314	$3,624	$(105)	$1,009,295	$316,849	$692,446

	At the End of the Second Quarter of Fiscal 2027
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Level 1
Money market accounts	$—	$—	$—	$250,187	$250,187	$—
Level 2
U.S. government treasury notes	287,127	62	(2,315)	284,874	7,478	277,396
U.S. government agencies	7,372	5	(34)	7,343	—	7,343
Corporate debt securities	285,180	355	(664)	284,871	—	284,871
Foreign government bonds	3,149	—	(6)	3,143	—	3,143
Asset-backed securities	34,421	25	(68)	34,378	—	34,378
Municipal bonds	15,168	—	(102)	15,066	—	15,066
Total	$632,417	$447	$(3,189)	$879,862	$257,665	$622,197

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The amortized cost and estimated fair value of our marketable securities are shown below by contractual maturity (in thousands):

	At the End of the Second Quarter of Fiscal 2027
	Amortized Cost	Fair Value
Due within one year	$176,724	$176,940
Due in one to five years	445,387	442,434
Due in five to ten years	2,828	2,823
Total	$624,939	$622,197
Unrealized losses on our marketable securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The fair value of our marketable securities is impacted by the interest rate environment and related credit spreads. The credit ratings associated with our marketable securities are highly rated and the issuers continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded in the second quarter and first two quarters of fiscal 2026 and 2027. The following table presents the fair values and gross unrealized losses for those investments that were in a continuous unrealized loss position at the end of fiscal 2026 and the second quarter of fiscal 2027, aggregated by investment category (in thousands):

	At the End of Fiscal 2026
	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government treasury notes	$85,422	$(95)
U.S. government agencies	2,999	(1)
Corporate debt securities	942	(1)
Foreign government bonds	2,970	—
Municipal bonds	6,610	(8)
Total	$98,943	$(105)

	At the End of the Second Quarter of Fiscal 2027
	Less than 12 months
	Fair Value	Unrealized Loss
U.S. government treasury notes	$235,913	$(2,315)
U.S. government agencies	4,146	(34)
Corporate debt securities	117,722	(664)
Foreign government bonds	3,143	(6)
Asset-backed securities	23,539	(68)
Municipal bonds	14,867	(102)
Total	$399,330	$(3,189)
Realized gains or losses on sale of marketable securities were not significant for all periods presented.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Strategic Investments
Strategic investments primarily include equity investments in privately-held companies without readily determinable fair values and in which we do not own a controlling interest or exercise significant influence. At the end of fiscal 2026 and the second quarter of 2027, the carrying amount of these investments was $14.1 million and $15.1 million, included primarily in other assets, non-current in our condensed consolidated balance sheets.
Strategic investments that are remeasured due to an observable event or impairment are classified as Level 3 in the fair value hierarchy as nonrecurring fair value measurements may include observable and unobservable inputs. No remeasurements occurred during the second quarter and first two quarters of fiscal 2026 and 2027.
Other Financial Instruments
The investments held in our nonqualified deferred compensation plan trust are considered trading securities that are measured at fair value using Level 1 inputs. The fair value of these investments was $15.9 million and $20.7 million at the end of fiscal 2026 and the second quarter of fiscal 2027.
Note 5. Balance Sheet Components
Inventory
Inventory consists of the following (in thousands):

	At the End of
	Fiscal 2026	Second Quarter of Fiscal 2027
Raw materials	$39,970	$81,933
Finished goods	35,965	24,367
Inventory	$75,935	$106,300
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	At the End of
	Fiscal 2026	Second Quarter of Fiscal 2027
Prepaid expenses	$80,283	$83,044
Other receivables (1)	249,990	903,723
Other current assets	25,742	38,878
Total prepaid expenses and other current assets	$356,015	$1,025,645
_________________________________
(1) Primarily consists of receivables from our contract manufacturers for component purchases made and sold to our contract manufacturers and tax-related receivables.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	At the End of
	Fiscal 2026	Second Quarter of Fiscal 2027
Test and infrastructure equipment (1)	$499,903	$509,562
Computer equipment and software	488,355	599,292
Furniture and fixtures	14,609	17,093
Leasehold improvements	114,510	123,243
Capitalized software development costs	95,301	108,934
Total property and equipment	1,212,678	1,358,124
Less: accumulated depreciation and amortization	(625,656)	(670,174)
Property and equipment, net	$587,022	$687,950
_________________________________
(1) Includes finance lease right-of-use assets. Refer to Note 9.
Depreciation and amortization expense related to property and equipment was $32.6 million and $41.0 million for the second quarter of fiscal 2026 and 2027, and $62.9 million and $79.8 million for the first two quarters of fiscal 2026 and 2027.
Intangible Assets, Net
Intangible assets, net consist of the following (in thousands):

	At the End of
	Fiscal 2026			Second Quarter of Fiscal 2027
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Technology patents	$20,875	$(19,370)	$1,505	$20,875	$(20,043)	$832
Developed technology	84,536	(80,506)	4,030	93,736	(82,522)	11,214
Customer relationships	6,459	(4,928)	1,531	11,959	(5,576)	6,383
In-progress research and development	—	—	—	2,800	—	2,800
Customer contract backlog	—	—	—	2,000	(161)	1,839
Trade name and trademarks (1)	3,903	(3,623)	280	3,893	(3,623)	270
Intangible assets, net	$115,773	$(108,427)	$7,346	$135,263	$(111,925)	$23,338
 _________________________________
(1) Includes direct costs to obtain these indefinite-lived assets in connection with our name change in February 2026.
Intangible assets amortization expense was $4.0 million and $1.5 million for the second quarter of fiscal 2026 and 2027, and $8.0 million and $3.5 million for the first two quarters of fiscal 2026 and 2027. At the end of the second quarter of fiscal 2027, the weighted-average remaining amortization period was 0.2 year for technology patents, 0.7 year for developed technology, 3.7 years for customer relationships, and 2.8 years for customer contract backlog. We record amortization of technology patents in general and administrative expenses due to their defensive nature, developed technology in cost of product revenue, and customer relationships and customer contract backlog in sales and marketing expenses in the condensed consolidated statements of operations.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
At the end of the second quarter of fiscal 2027, future expected amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending	Estimated Future Amortization Expense
Remainder of 2027	$2,514
2028	4,800
2029	3,843
2030	2,904
2031	2,504
Thereafter	3,703
Total	$20,268
Goodwill
The change in the carrying amount of goodwill is as follows (in thousands):

Amount
Balance at the end of fiscal 2026	$365,075
Goodwill acquired	101,238
Balance at the end of the second quarter of fiscal 2027	$466,313
There were no impairments to goodwill for the second quarter and first two quarters of fiscal 2026 and 2027.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	At the End of
	Fiscal 2026	Second Quarter of Fiscal 2027
Taxes payable	$14,044	$17,118
Accrued sales, marketing and partner liabilities	67,563	69,653
Engineering-related accruals (1)	6,352	7,655
Supply chain-related accruals (2)	12,961	17,256
Accrued service logistics and professional services	13,570	16,095
Customer deposits from contracts with customers	32,905	28,555
Other accrued liabilities	36,943	36,245
Total accrued expenses and other liabilities	$184,338	$192,577
_________________________________
(1) Primarily consists of subscription cloud services and outside services costs.
(2) Primarily consists of accruals related to our inventory and inventory purchase commitments with our contract manufacturers.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6. Deferred Revenue and Commissions
Deferred Commissions
Deferred commissions consist of incremental costs paid to our sales force to obtain customer contracts.
Changes in total deferred commissions during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
Beginning balance	$332,277	$432,249	$328,620	$419,569
Additions	53,100	82,097	99,027	167,167
Recognition of deferred commissions	(45,362)	(67,452)	(87,632)	(139,842)
Ending balance	$340,015	$446,894	$340,015	$446,894
Of the $446.9 million total deferred commissions balance at the end of the second quarter of fiscal 2027, we expect to recognize approximately 34% as sales commission expense over the next 12 months and the remainder thereafter.
There was no impairment related to capitalized commissions for the second quarter and first two quarters of fiscal 2026 and 2027.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been invoiced but have not yet been recognized as revenue including performance obligations pertaining to subscription services.
Changes in total deferred revenue during the periods presented are as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
Beginning balance	$1,827,545	$2,377,357	$1,795,303	$2,227,497
Additions	495,801	629,356	923,488	1,276,386
Recognition of deferred revenue	(412,282)	(485,442)	(807,727)	(982,612)
Ending balance	$1,911,064	$2,521,271	$1,911,064	$2,521,271
Revenue recognized during the second quarter of fiscal 2026 and 2027 from deferred revenue at the beginning of each respective period was $344.4 million and $419.4 million. Revenue recognized during the first two quarters of fiscal 2026 and 2027 from deferred revenue at the beginning of each respective period was $586.6 million and $858.6 million.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is contracted but not recognized revenue was $4.1 billion at the end of the second quarter of fiscal 2027, of which $44.5 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Of the $4.1 billion RPO at the end of the second quarter of fiscal 2027, we expect to recognize approximately 42% over the next 12 months, and the remainder thereafter.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7. Debt
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
We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of the second quarter of fiscal 2027, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Note 8. Commitments and Contingencies
Leases
At the end of the second quarter of fiscal 2027, we had various non-cancelable operating and finance lease commitments for office and data center facilities. Refer to Note 9—Leases for additional information regarding lease commitments.
Letters of Credit
At the end of fiscal 2026 and the second quarter of fiscal 2027, we had outstanding letters of credit in the aggregate amount of $13.0 million and $16.6 million in connection with our facility leases and a certain employee-related benefit, that mature on various dates through December 2031. Of the $13.0 million and $16.6 million outstanding as of the end of fiscal 2026 and the second quarter of fiscal 2027, $2.0 million and $4.9 million was issued under the Credit Facility.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Long-Term Supply Arrangements
During the second quarter of fiscal 2027, certain conditions of one of our long-term supply arrangements were met, triggering the commitment to acquire approximately $1.1 billion of component supply through calendar year 2027. Under these agreements, purchases can be made by either us or our approved contract manufacturers to fulfill the overall commitment. We would be obligated to purchase amounts to fulfill the commitment if they are not purchased by our contract manufacturers. At this time, we expect our contract manufacturers will purchase substantially all of this committed volume in the ordinary course of business.
Legal Matters
From time to time, we have become involved in claims and other legal matters arising in the normal course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we currently are not aware of any matters that we expect to have a material adverse effect on our business, financial position, results of operations or cash flows. Accordingly, no material loss contingency has been recorded in our condensed consolidated balance sheet as of the end of the second quarter of fiscal 2027.
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
Note 9. Leases
We lease office and data center facilities under non-cancelable operating lease agreements expiring through October 2040. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. During the first two quarters of fiscal 2027, we have executed certain lease agreements primarily related to our headquarter office and data center that are expected to commence between fiscal 2027 and fiscal 2031, with duration of these leases ranging from 5 to 12 years. As such, aggregate lease payments of approximately $385.8 million are excluded from our future lease payments tabular disclosure below.
We also lease certain engineering test equipment under financing agreements. These finance leases have a lease term of three to five years and contain a bargain purchase option that we have exercised or expect to exercise at the end of the respective lease terms. Lease assets and liabilities associated with these leases were not material for all periods presented.
The components of operating lease costs during the periods presented were as follows (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
Fixed operating lease cost	$13,407	$14,199	$26,274	$28,029
Variable lease cost (1)	3,749	2,602	5,782	5,974
Short-term lease cost (12 months or less)	1,177	1,129	2,303	2,490
Total lease cost	$18,333	$17,930	$34,359	$36,493
____________________________________
(1) Variable lease cost predominantly included common area maintenance charges.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental information related to operating leases is as follows (in thousands):

	At the End of
	Fiscal 2026	Second Quarter of Fiscal 2027
Operating leases:
Weighted-average remaining lease term (in years)	4.7	5.0
Weighted-average discount rate	6.5%	5.6%
Supplemental cash flow information related to operating leases is as follows (in thousands):

	First Two Quarters of Fiscal
	2026	2027
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$29,384	$27,510
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$65,461	$36,794
Future lease payments under our non-cancelable operating leases at the end of the second quarter of fiscal 2027 are as follows (in thousands):

Fiscal Years Ending	Operating Leases
Remainder of 2027	$9,776
2028	65,211
2029	56,265
2030	53,277
2031	44,733
Thereafter	33,685
Total future lease payments	262,947
Less: imputed interest	(37,640)
Present value of total lease liabilities	$225,307
Lessor Arrangement
We, as a lessor, have entered into non-cancelable arrangements to lease our storage and data management solutions and subscription services. The arrangements include multiple seven-year leases with total net consideration of $377.0 million. The arrangements provide an end-of-term option to purchase the leased assets for a pre-determined price.
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

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
No product revenue was recognized during the second quarter and first two quarters of fiscal 2026. We recognized $8.9 million and $38.1 million in product revenue related to the sales-type lease components during the second quarter and first two quarters of fiscal 2027. The associated profit was $6.9 million and $33.9 million, based on the product revenue recognized less certain costs, during the second quarter and first two quarters of fiscal 2027. Subscription services revenue related to the operating lease and non-lease components recognized was $4.8 million and $12.2 million during the second quarter of fiscal 2026 and 2027 and $12.0 million and $27.3 million during the first two quarters of fiscal 2026 and 2027.
Future minimum gross lease payments allocated to the sales-type leases and operating lease components are as follows (in thousands). The remaining lease payments of $184.3 million allocated to the non-lease components are excluded from the table below.

Fiscal Years Ending	Sales-Type Leases	Operating Lease
Remainder of 2027	$11,385	$7,509
2028	22,589	11,452
2029	26,238	5,743
2030	32,414	597
2031	33,011	—
Thereafter	41,568	—
Total future lease payments to be received	$167,205	$25,301
Note 10. Stockholders’ Equity
Preferred Stock
We have 20.0 million authorized shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by our Board of Directors. At the end of the second quarter of fiscal 2027, there were no shares of preferred stock issued or outstanding.
Class A and Class B Common Stock
We have two classes of authorized common stock, Class A common stock, which we refer to as our “common stock”, and Class B common stock. At the end of the second quarter of fiscal 2027, we had 2.0 billion authorized shares of Class A common stock and 250.0 million authorized shares of Class B common stock, with each class having a par value of $0.0001 per share. At the end of the second quarter of fiscal 2027, 333.3 million shares of Class A common stock were issued and outstanding.
Share Repurchase Program
Our Board of Directors has authorized up to $1.8 billion under our share repurchase program. At the end of the second quarter of fiscal 2027, $176.0 million remained available for future share repurchases under our current repurchase authorization.
The following table summarizes the stock repurchase activity for the second quarter and first two quarters of fiscal 2026 and 2027 (in thousands except for per share amounts):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
Number of shares repurchased and retired	772	932	3,264	2,214
Average price per share (1)	$54.70	$74.01	$49.66	$69.13
Aggregate purchase price (1)	$42,227	$68,962	$162,114	$153,039

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
____________________________________
(1) Excludes transaction costs that are included in the repurchases of common stock on the condensed consolidated statements of cash flows.
Note 11. Equity Incentive Plans
2015 Equity Incentive Plan
The 2015 Equity Incentive Plan (the 2015 Plan) provides for grants of incentive stock options to our employees and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance-based stock and cash awards, market-based stock awards, and other forms of stock awards to our employees, directors and consultants. Our equity awards generally vest over a two to five year period and expire no later than ten years from the date of grant.
Upon vesting of equity awards, 1.1 million and 1.0 million shares were withheld during the second quarter of fiscal 2026 and 2027 to cover $57.8 million and $74.3 million in tax withholding obligations, and 2.3 million and 2.6 million shares were withheld to cover $117.9 million and $175.3 million in tax withholding during the first two quarters of fiscal 2026 and 2027. The shares withheld to satisfy employee tax withholding obligations are returned to our 2015 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as a financing activity in our condensed consolidated statements of cash flows.
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
Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated offering would automatically be enrolled in the new offering (ESPP reset), resulting in a modification charge to be recognized over the new offering period. No ESPP reset occurred during the first two quarters of fiscal 2026. During the first two quarters of fiscal 2027, ESPP reset resulted in total modification charge of $6.0 million, which will be recognized over its new offering period.
Stock-based compensation expense related to our 2015 ESPP was $6.7 million and $8.6 million during the second quarter of fiscal 2026 and 2027, and $14.2 million and $16.6 million during the first two quarters of fiscal 2026 and 2027. At the end of the second quarter of fiscal 2027, total unrecognized stock-based compensation cost related to our 2015 ESPP was $27.7 million, which is expected to be recognized over a weighted-average period of 1.1 years.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the stock option activity under our equity incentive plans and related information is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at the end of fiscal 2026	1,142,394	$13.80	1.7	$64,144
Options exercised	(1,074,224)	14.12
Balance at the end of the second quarter of fiscal 2027	68,170	$1.89	3.4	$5,132
Vested and exercisable at the end of the second quarter of fiscal 2027	68,170	$1.89	3.4	$5,132
The aggregate intrinsic value of options vested and exercisable at the end of the second quarter of fiscal 2027 is calculated based on the difference between the exercise price and the closing price of $77.17 of our common stock on the last day of the second quarter of fiscal 2027.
Stock-based compensation expense related to stock options was fully recognized in fiscal 2025.
Restricted Stock Unit Awards (RSUs)
A summary of the RSUs activity under our 2015 Plan and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2026	17,340,284	$44.32	$1,205,843
Granted	8,064,353	68.38
Vested	(4,632,816)	40.37
Forfeited or canceled (1)	(961,873)	50.00
Unvested balance at the end of the second quarter of fiscal 2027	19,809,948	$54.76	$1,528,734
_________________________________
(1) Represents the number of shares granted under the RSU awards that were forfeited due to termination of employment or canceled.
Stock-based compensation expense related to RSUs was $89.1 million and $103.6 million during the second quarter of fiscal 2026 and 2027, and $166.3 million and $189.2 million during the first two quarters of fiscal 2026 and 2027. At the end of the second quarter of fiscal 2027, total unrecognized stock-based compensation cost related to unvested RSUs was $1.0 billion, which is expected to be recognized over a weighted-average period of 3.0 years.
Performance-based Restricted Stock Units (PRSUs) and Long Term Incentive Performance Awards (LTP Awards)
The number of shares that could be earned under our PRSU grants ranges from 0% to 200% of the target number granted depending on the achievement of certain performance conditions with any unearned shares canceled. Generally, the number of earned shares vest over three years from the date of grant subject to continuous service.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In fiscal 2024, 2026, and 2027, we granted 4.2 million, 1.2 million and 0.7 million LTP Awards, respectively, contingent on achieving specified market capitalization or stock price thresholds measured over approximately three- to five-year periods. Awards granted are measured for achievement at the end of the third, fourth and fifth fiscal years following the year of grant. For the fiscal 2024 and fiscal 2026 LTP Awards, any shares earned based on achievement at these measurement dates vest at the end of the fifth fiscal year following grant. For the fiscal 2027 LTP Awards, shares earned based on achievement at each measurement date vest during the respective quarter thereafter. In each case, vested shares are subject to continued service and a one-year post-vest holding period. The stock-based compensation expense for these awards is being recognized over the respective requisite service periods ranging from approximately three to five years using the accelerated attribution method and is not reversed if the market condition is not ultimately met.
A summary of the PRSUs and LTP Awards activity under our 2015 Plan and related information is as follows:

	PRSUs and LTP Awards
	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested balance at the end of fiscal 2026	6,817,793	$29.26	$474,109
Granted	2,942,173	63.30
Vested and earned (1)	(1,351,984)	52.20
Forfeited (2)	(569,660)	27.86
Unvested balance at the end of the second quarter of fiscal 2027	7,838,322	$38.18	$604,883
____________________________________
(1) Represents the number of shares earned in which the service condition has also been satisfied.
(2) Represents the number of shares granted under the PRSU and LTP awards that were forfeited due to termination of employment.
Stock-based compensation expense related to PRSUs and LTP Awards was $21.6 million and $47.6 million during the second quarter of fiscal 2026 and 2027, and $33.2 million and $76.1 million during the first two quarters of fiscal 2026 and 2027. At the end of the second quarter of fiscal 2027, total unrecognized stock-based compensation cost related to unvested PRSUs and LTP Awards was $249.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
Cost of revenue—product	$4,149	$5,336	$7,415	$9,468
Cost of revenue—subscription services	8,559	10,287	15,721	18,442
Research and development	60,354	80,010	109,596	140,341
Sales and marketing	26,527	33,461	48,611	62,624
General and administrative	17,804	30,721	32,325	51,004
Total stock-based compensation expense, net of amounts capitalized (1)	$117,393	$159,815	$213,668	$281,879
_________________________________
(1) Stock-based compensation expense capitalized was $2.1 million and $2.4 million during the second quarter of fiscal 2026 and 2027, and $4.0 million and $4.5 million during the first two quarters of fiscal 2026 and 2027.

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
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share data):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
Numerator:
Net income	$47,118	$74,149	$33,123	$98,227
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	327,594	332,942	327,066	332,047
Add: dilutive effect of common stock equivalents	10,140	12,645	10,240	12,764
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	337,734	345,587	337,306	344,811
Net income per share attributable to common stockholders, basic	$0.14	$0.22	$0.10	$0.30
Net income per share attributable to common stockholders, diluted	$0.14	$0.21	$0.10	$0.28
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
Unvested RSUs and PRSUs	676	127	746	980

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13. Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
Interest income (1)	$15,665	$11,279	$32,541	$25,583
Interest expense (2)	(1,051)	(292)	(2,858)	(531)
Foreign currency transactions gains (losses)	1,889	(3,268)	16,368	(6,300)
Other income (3)	29,197	1,287	31,304	4,185
Total other income (expense), net	$45,700	$9,006	$77,355	$22,937
____________________________________
(1) Includes interest income related to our cash, cash equivalents and marketable securities and non-cash interest income (expense) related to accretion (amortization) of the discount (premium) on marketable securities.
(2) Includes non-cash interest expense related to amortization of issuance costs, contractual interest expense related to our debt and accretion of our finance lease liabilities.
(3) Includes unrealized gain of $28.0 million and $30.4 million for an equity security in the second quarter and first two quarters of fiscal 2026.
Note 14. Income Taxes
Our provision (benefit) for income tax primarily reflects taxes on international operations and U.S. income taxes. The difference between the income tax provision (benefit) that would be derived by applying the statutory rate to our income before provision (benefit) for income taxes and the income tax provision (benefit) recorded was primarily attributable to our valuation allowance on U.S. deferred tax assets, research and development credits, U.S. taxes on foreign income, and stock-based compensation expense.
At the end of the second quarter of fiscal 2027, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for fiscal 2026.
Note 15. Segment Information and Geographic Areas
Segment Information
Our chief operating decision maker (CODM), the Chief Executive Officer, manages business activities as a single operating and reportable segment at the consolidated level. The CODM reviews and utilizes consolidated financial information, including revenue, gross profit, operating income (loss) and net income as reported on the condensed consolidated statements of operations, to assess performance and allocate resources to support strategic priorities. Condensed consolidated net income is our segment’s primary measure of profit. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
Our CODM reviews the following significant segment expenses, which are each separately disclosed and presented in the condensed consolidated statements of operations: cost of revenue for product, cost of revenue for subscription services, research and development expenses, sales and marketing expenses, and general and administrative expenses. Other segment items within condensed consolidated net income include other income (expense), net and income tax provision (benefit). Other significant noncash segment expenses include stock-based compensation and depreciation and amortization.

EVERPURE, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregation of Revenue
The following table depicts the disaggregation of revenue by geographic area based on the billing address of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Second Quarter of Fiscal		First Two Quarters of Fiscal
	2026	2027	2026	2027
United States	$577,036	$688,409	$1,107,694	$1,427,799
Rest of the world	283,966	497,489	531,793	810,995
Total revenue	$861,002	$1,185,898	$1,639,487	$2,238,794

Long-Lived Assets by Geographic Area
Long-lived assets, which are comprised of property and equipment, net, by geographic area are summarized as follows (in thousands):

	At the End of
	Fiscal 2026	Second Quarter of Fiscal 2027
United States	$569,932	$661,089
Rest of the world	17,090	26,861
Total long-lived assets	$587,022	$687,950

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
Recent Key Developments

•We announced a design win with a second top-five hyperscaler, leveraging our advanced DirectFlash® architecture to drastically lower operational costs and reclaim vital power and rack space for hyperscale workloads.
•During //Accelerate 2026, we unveiled the Data-Primacy Architecture - Everpure Data Intelligence for automated data discovery and governance.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income related to cash, cash equivalents and marketable securities, interest expense related to our revolving credit facility, unrealized gains (losses) from mark-to-market adjustments on an equity security, and gains (losses) from foreign currency transactions.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and current income taxes in the United States. Our foreign subsidiaries earn a profit margin based upon transfer pricing principles which require an arm’s length return. Our foreign subsidiaries’ sales and marketing expenses are expected to increase over time as we grow, resulting in higher pre-tax foreign earnings and higher foreign income taxes.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of total revenue:
Revenue

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2026	2027	$	%	2026	2027	$	%
(dollars in thousands, unaudited)
Product revenue	$446,303	$686,773	$240,470	54%	$818,447	$1,263,317	$444,870	54%
Subscription services revenue	414,699	499,125	84,426	20%	821,040	975,477	154,437	19%
Total revenue	$861,002	$1,185,898	$324,896	38%	$1,639,487	$2,238,794	$599,307	37%
The increase in product revenue during the second quarter and first two quarters of fiscal 2027 compared to the second quarter and first two quarters of fiscal 2026 was primarily driven by an increase in customer demand for our FlashArray and FlashBlade solutions across all of our key geographic areas and customer base, particularly our large enterprise customers, as well as increased pricing with a mix shift to higher performance configurations with terabyte capacity up across our portfolio, and to a lesser extent, royalties from hyperscaler shipments.
The increase in subscription services revenue during the second quarter and first two quarters of fiscal 2027 compared to the second quarter and first two quarters of fiscal 2026 was largely driven by increases in sales of our Evergreen//One consumption, subscription-based offerings and renewals of our Evergreen subscription services across our installed base.
During the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026, total revenue in the United States grew 19% from $577.0 million to $688.4 million while total rest of the world revenue grew 75% from $284.0 million to $497.5 million. During the first two quarters of fiscal 2027 compared to the first two quarters of fiscal, total revenue in the United States grew 29% from $1.1 billion to $1.4 billion while total rest of the world revenue grew 52% from $531.8 million to $811.0 million.
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

The following table sets forth our Subscription ARR for the periods presented:

	At the End of		Year-over-Year Growth
	Second Quarter of Fiscal 2026	Second Quarter of Fiscal 2027	%
(dollars in thousands, unaudited)
Subscription annualized recurring revenue	$1,785,059	$2,133,684	20%
The year-over-year growth in our Subscription ARR at the end of the second quarter of fiscal 2026 was 18%. The increase in year-over-year growth to 20% at the end of the second quarter of fiscal 2027 was driven by our continued growth of Evergreen subscription-based offerings and strong renewal activity during the quarter.
Remaining Performance Obligations
Total remaining performance obligations (RPO) which is total contracted but not recognized revenue was $4.1 billion at the end of the second quarter of fiscal 2027, and primarily includes non-cancelable Total Contract Value (TCV) sales for our storage-as-a-service offerings, including Evergreen//One, Evergreen//Flex, and Everpure Cloud consumption and subscription-based offerings, as well as $44.5 million relates to a lessor arrangement. RPO consists of both deferred revenue and non-cancelable amounts that are expected to be invoiced and recognized as revenue in future periods. Product orders are generally cancelable until delivery has occurred, and as such, unfulfilled product orders that are cancelable are excluded from RPO. Cancelable orders will fluctuate depending on numerous factors.
TCV sales for our storage-as-a-service offerings is a key business metric we use to evaluate the performance of our consumption and subscription based offerings. TCV sales for these offerings include recurring subscription fees, any non-recurring charges such as initial setup fees, and any other billable services directly tied to the execution of the underlying service contract. Year-over-year growth in RPO to 44% at the end of the second quarter of fiscal 2027 when compared to 40% at the end of fiscal 2026 was driven by both growth of TCV sales for our storage-as-a-service offerings, and strong renewals of our Evergreen subscriptions.
We expect to recognize approximately 42% of total RPO over the next 12 months, and the remainder thereafter. RPO is expected to increase as our subscription services business grows over time.

Cost of Revenue and Gross Margin

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2026	2027	$	%	2026	2027	$	%
(dollars in thousands, unaudited)
Product cost of revenue	$146,147	$232,887	$86,740	59%	$283,931	$433,299	$149,368	53%
Stock-based compensation	4,149	5,336	1,187	29%	7,415	9,468	2,053	28%
Total product cost of revenue	$150,296	$238,223	$87,927	59%	$291,346	$442,767	$151,421	52%
% of Product revenue	34%	35%			36%	35%

Subscription services cost of revenue	$97,811	$126,000	$28,189	29%	$191,931	$242,865	$50,934	27%
Stock-based compensation	8,559	10,287	1,728	20%	15,721	18,442	2,721	17%
Total subscription services cost of revenue	$106,370	$136,287	$29,917	28%	$207,652	$261,307	$53,655	26%
% of Subscription services revenue	26%	27%			25%	27%

Total cost of revenue	$256,666	$374,510	$117,844	46%	$498,998	$704,074	$205,076	41%
% of Total revenue	30%	32%			30%	31%

Product gross margin	66%	65%			64%	65%
Subscription services gross margin	74%	73%			75%	73%
Total gross margin	70%	68%			70%	69%
The slight decrease in product gross margin during the second quarter of fiscal 2027 when compared to the second quarter fiscal 2026 was primarily due to increase in component pricing, partially offset by royalties from hyperscaler shipments.
The slight increase in product gross margin during the first two quarters of fiscal 2027 when compared to the first two quarters of fiscal 2026 was primarily due to lower amortization of intangible assets and to a lesser extent royalties from hyperscaler shipments, partially offset by increase in component pricing.
The slight decrease in subscription services gross margin during the second quarter and first two quarters of fiscal 2027 when compared to the second quarter and first two quarters of fiscal 2026 was primarily driven by higher part replacements cost, depreciation of assets supporting the growth of our Evergreen//One offering, amortization of capitalized software costs for the development of Everpure Fusion and Everpure Cloud Azure Native and employee compensation and related costs.

Operating Expenses
Research and Development

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2026	2027	$	%	2026	2027	$	%
(dollars in thousands, unaudited)
Research and development	$181,672	$213,739	$32,067	18%	$354,170	$412,500	$58,330	16%
Stock-based compensation	60,354	80,010	19,656	33%	109,596	140,341	30,745	28%
Total expenses	$242,026	$293,749	$51,723	21%	$463,766	$552,841	$89,075	19%
% of Total revenue	28%	25%			28%	25%
The increase in research and development expense during the second quarter and first two quarters of fiscal 2027 when compared to the second quarter and first two quarters of fiscal 2026 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, from growth in headcount and, to a lesser extent, an increase in equipment depreciation.
Sales and Marketing

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2026	2027	$	%	2026	2027	$	%
(dollars in thousands, unaudited)
Sales and marketing	$259,363	$312,616	$53,253	21%	$515,791	$631,309	$115,518	22%
Stock-based compensation	26,527	33,461	6,934	26%	48,611	62,624	14,013	29%
Total expenses	$285,890	$346,077	$60,187	21%	$564,402	$693,933	$129,531	23%
% of Total revenue	33%	29%			34%	31%
The increase in sales and marketing expense during the second quarter and first two quarters of fiscal 2027 when compared to the second quarter and first two quarters of fiscal 2026 was primarily driven by an increase in employee compensation and related costs, including sales commission expense and stock-based compensation, from growth in headcount and higher bookings achievement, and to a lesser extent, an increase in marketing and advertising activities, and third-party professional services.

General and Administrative

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2026	2027	$	%	2026	2027	$	%
(dollars in thousands, unaudited)
General and administrative	$53,745	$77,686	$23,941	45%	$106,296	$153,848	$47,552	45%
Stock-based compensation	17,804	30,721	12,917	73%	32,325	51,004	18,679	58%
Total expenses	$71,549	$108,407	$36,858	52%	$138,621	$204,852	$66,231	48%
% of Total revenue	8%	9%			8%	9%
The increase in general and administrative expense during the second quarter and first two quarters of fiscal 2027 when compared to the second quarter and first two quarters of fiscal 2026 was primarily driven by an increase in employee compensation and related costs, including stock-based compensation, from growth in headcount, and, to a lesser extent, an increase in third-party professional services, including acquisition-related transaction costs.
Other Income (Expense), Net

	Second Quarter of Fiscal		Change	First Two Quarters of Fiscal		Change
	2026	2027	$	2026	2027	$
(dollars in thousands, unaudited)
Other income (expense), net	$45,700	$9,006	$(36,694)	$77,355	$22,937	$(54,418)
The decrease in other income (expense), net during the second quarter and first two quarters of fiscal 2027 when compared to the second quarter and first two quarters of fiscal 2026 was primarily due to unrealized gains from mark-to-market adjustments on an equity security during the first two quarters of fiscal 2026, and to a lesser extent, lower net foreign exchange losses as the U.S. dollar strengthened relative to certain foreign currencies and lower interest income from lower cash and cash equivalents balances.
Provision (Benefit) for Income Taxes

	Second Quarter of Fiscal		Change		First Two Quarters of Fiscal		Change
	2026	2027	$	%	2026	2027	$	%
(dollars in thousands, unaudited)
Provision (benefit) for income taxes	$3,453	$(1,988)	$(5,441)	(158)%	$17,932	$7,804	$(10,128)	(56)%
The decrease in provision (benefit) for income taxes during the second quarter and first two quarters of fiscal 2027 when compared to the second quarter and first two quarters of fiscal 2026 was primarily driven by a lower estimated annual effective tax rate and discrete tax benefits recognized in the respective periods, including certain tax benefits associated with the acquisition of 1touch.

Liquidity and Capital Resources
At the end of the second quarter of fiscal 2027, we had cash, cash equivalents and marketable securities of $1.0 billion. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our marketable securities generally consist of highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, asset-backed securities, and municipal bonds.
We believe our existing cash, cash equivalents, marketable securities and revolving credit facility will be sufficient to fund our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors including our sales growth, the timing and extent of capital spending to support development efforts including investments to scale operations in support of our hyperscale customers and capture additional growth opportunities, the timing and extent of strategic component purchases driven by supply chain constraints, higher commodity pricing, growth of our Evergreen//One offering, the addition or closure of office space, the timing of new product introductions, our share repurchases, the timing of repayment of borrowings under the revolving credit facility, and cash payments for tax withholding obligations for equity awards held by employees. In addition, we may be obligated under our long-term supply agreements to purchase components that our contract manufacturers do not, which could increase our cash requirements. We may continue to enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property and other licensing rights. For example, on May 7, 2026, we completed the acquisition of 1touch. We may enter into other financing arrangements and seek additional equity or debt financing in the future.
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
We are subject to certain affirmative and negative covenants, including a Consolidated Net Leverage Ratio not to exceed 3.5:1 (which may be increased to 4:1 for the first six consecutive fiscal quarters after a qualified acquisition, as defined in the Credit Agreement) measured as of the last day of each fiscal quarter. As of the end of the second quarter of fiscal 2027, there were no outstanding borrowings and we were in compliance with all covenants under the Credit Facility.
Letters of Credit
At the end of fiscal 2026 and the second quarter of fiscal 2027, we had outstanding letters of credit in the aggregate amount of $13.0 million and $16.6 million in connection with our facility leases and a certain employee-related benefit, that mature on various dates through December 2031. Of the $13.0 million and $16.6 million outstanding as of the ends of fiscal 2026 and the second quarter of fiscal 2027, $2.0 million and $4.9 million is issued under the Credit Facility.

Share Repurchase Program and Shares Withheld to Cover Taxes
Our Board of Directors has authorized up to $1.8 billion under our share repurchase program. At the end of the second quarter of fiscal 2027, $176.0 million remained available for future share repurchases under our current repurchase authorization. The authorization allows us to repurchase shares of our common stock opportunistically and will be funded from available working capital. Repurchases may be made at management’s discretion from time to time on the open market through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The share repurchase program does not obligate us to acquire any of our common stock, has no end date, and may be suspended or discontinued by us at any time without prior notice. During the second quarter of fiscal 2027, we repurchased and retired approximately 0.9 million shares of common stock at an average purchase price of $74.01 per share for an aggregate repurchase price of $69.0 million.
During the second quarter of fiscal 2027, we withheld approximately 1.0 million shares to cover $74.3 million in tax withholding obligations related to equity awards vested.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands, unaudited):

	First Two Quarters of Fiscal
	2026	2027
Net cash provided by operating activities	$496,093	$43,816
Net cash provided by (used in) investing activities	$17,993	$(230,537)
Net cash used in financing activities	$(342,146)	$(281,822)
Operating Activities
Net cash provided by operating activities consists of net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation and depreciation and amortization. The year-over-year decrease in net cash provided by operating activities was primarily driven by a decrease of $625.4 million from changes in operating assets and liabilities, partially offset by higher net income of $65.1 million and higher stock-based compensation of $68.2 million. The decrease from changes in operating assets and liabilities were primarily impacted by strategic component purchases to support customer demand and secure component supply to support the growth of our business.
Our primary source of cash from operating activities during the first two quarters of fiscal 2026 and 2027 were from cash collections from billings for sales of our product and subscription services.
Our primary uses of cash from operating activities during the first two quarters of fiscal 2026 and 2027 were payments to our contract manufacturers, payments for employee compensation, and general corporate operating expenditures.
Investing Activities
Net cash used in investing activities during the first two quarters of fiscal 2027 was driven by $169.7 million in capital expenditures, $125.3 million in acquisition of 1touch, partially offset by net proceeds of $65.4 million in marketable securities. Key capital expenditures included investments for equipment supporting deployments of our Evergreen//One offering, data center expansion to support testing of new products and services, including for our hyperscale business, and leasehold improvements related to our new office leases.

Net cash provided by investing activities during the first two quarters of fiscal 2026 was driven by net proceeds of marketable securities of $152.4 million, partially offset by $134.4 million in capital expenditures. Key capital expenditures included investments for: (a) equipment supporting deployments of our Evergreen//One offering; (b) data center expansion to support testing of new products and services, including for our hyperscale solution design win; and (c) developing our Pure Fusion v2 solution.
Financing Activities
Net cash used in financing activities during the first two quarters of fiscal 2027 was primarily driven by cash outflows related to tax withholding remittances on vested equity awards of $173.3 million and share repurchases of $153.1 million, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan (ESPP) of $30.0 million, and the exercise of stock options of $15.2 million. The year-over-year increase in tax withholding remittances on vested equity awards was primarily driven by higher stock prices.
Net cash used in financing activities during the first two quarters of fiscal 2026 was primarily driven by cash outflows related to share repurchases of $162.2 million and tax withholding remittances on vested equity awards of $117.5 million, and repayment of the $100.0 million outstanding on our former credit facility that terminated in June 2025, partially offset by proceeds from the issuance of common stock under our ESPP of $27.2 million, and exercise of stock options of $13.5 million.
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
We deem an accounting policy to be critical if the nature of the estimate or assumption it incorporates is subject to material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our condensed consolidated financial statements. Refer to Note 2 of Part I, Item I of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, see “Critical Accounting Policy and Estimates” in our latest Form 10-K for our fiscal year ended February 1, 2026. There have been no material changes to our critical accounting policies and estimates since our Form 10-K was filed on March 25, 2026.
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

Investors and others should note that we announce material business and financial information through our investor relations website at www.investors.everpuredata.com, SEC filings, public conference calls and webcasts, and press releases, including earnings press releases. We also announce business and financial information through our newsroom website (https://www.everpuredata.com/company/newsroom.html), blog (http://blog.everpuredata.com), LinkedIn (linkedin.com/company/everpure-data), X (x.com/EverpureData), Facebook (@purestorage), Instagram (@purestorage) and YouTube (@everpure-data). It is possible that the information we post on these channels could be deemed to be material information. Therefore, we encourage investors to follow these channels, in addition to our SEC filings, public conference calls and webcasts, and press releases. The information we publish through these channels is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
Our cash, cash equivalents and marketable securities primarily consist of bank deposits and money market accounts, highly rated debt instruments of the U.S. government and its agencies, debt instruments of highly rated corporations, debt instruments issued by foreign governments, and asset-backed securities. At the end of the second quarter of fiscal 2027, we had cash, cash equivalents and marketable securities of $1.0 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our marketable securities of approximately $7.6 million at the end of the second quarter of fiscal 2027.
Foreign Currency Exchange Risk
Our revenue is primarily denominated in U.S. dollars with a proportionally small amount denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Czech Koruna, Euro, British pound, and Indian Rupee. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange should become more significant.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets and liabilities denominated in currencies other than U.S. dollar at the end of the second quarter of fiscal 2027 to compute the adverse impact these changes would have had on our income before income taxes in the near term. These changes would have resulted in an adverse impact on income before provision for income taxes of approximately $19.0 million at the end of the second quarter of fiscal 2027.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO concluded that, at the end of the second quarter of fiscal 2027, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2027, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the second quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•If we fail to develop and introduce new or enhanced data storage and management offerings successfully, our ability to attract and retain customers could be harmed.

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
Managing the supply of our products and underlying components is complex and has become increasingly difficult, in part, due to component quality issues, component scarcity, increased global demand, and inflationary pressure. Our supply chain has been, and may continue to be adversely impacted by component cost increases. In response to these cost increases, we raised our prices during the first half of fiscal year 2027, and if component costs or other supply chain-related costs continue to increase, we may need to increase prices again in the future. Any such price increase may result in reduced sales or the loss of customers, and adversely impact our business and results of operations. We enter into agreements with our suppliers to provide components at specified prices, volume, and timing. Our suppliers have in the past sought, and may in the future seek, to renegotiate the terms of our supply agreements. Furthermore, in the current environment of increased global demand and component scarcity, suppliers may lack the capacity to allocate the necessary volume of components to meet our manufacturing requirements. If our suppliers fail to perform their obligations or if they are unable or refuse to provide components to us at the specified prices, volumes, or at the times that we have agreed upon, we may be unable to secure alternate supply on commercially reasonable terms or within our required timeframes. As a result, we could face component shortages, higher component costs, manufacturing disruptions, longer customer lead times, delays in shipping our products, or lost sales opportunities altogether. A significant or sustained supply chain failure of this nature could adversely affect our business, financial condition, product margins, results of operations, prospects, customer relationships and partners, negatively impact our reputation, and could require us to incur significant cash outlays and increase our working capital requirements.

In addition, we depend on our contract manufacturers and other third parties to provide sufficient component availability for our products and services. Our third-party contract manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. Our forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. To reduce manufacturing lead times and plan for adequate component supply, we may issue orders for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components.

To support component procurement for our hyperscale customers who purchase products from our contract manufacturers, we have in some cases entered into agreements with component suppliers under which the supplier commits to sell a specified volume of components directly to contract manufacturers. Under these supply agreements, if the contract manufacturer does not purchase the full volume the supplier has committed to sell, we are obligated to purchase the unfulfilled portion. Because purchases by contract manufacturers under these arrangements are driven in part by contracted demand from their hyperscale customers, a reduction in such demand or an event of default from contracted commitments from their hyperscale customers could obligate us to purchase components that otherwise would have been purchased by the contract manufacturer. As a result, we could experience excess component supply, increased inventory levels, and additional costs. In such circumstances, we may reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. The price at which we may be required to purchase components under these arrangements is fixed, or is set within a pre-agreed range, for an extended period in advance of the applicable purchase and does not adjust based on then-current market conditions. Because the volume of our purchase commitments under these arrangements can be substantial, if the market price for the applicable components declines significantly below our committed price before or during the period in which we are required to purchase, we could be obligated to purchase a large volume of components at prices that are significantly above prevailing market prices, which could adversely affect our gross margins, results of operations and cash flows.
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
We are devoting significant resources toward expanding our sales to hyperscale customers. In August 2026, we secured a second hyperscaler design win. Achieving a hyperscaler design win requires us to dedicate significant resources and investment in pursuit of a single customer opportunity without any guarantee of revenue. Additionally, we may be obligated to fulfill component purchase commitments if hyperscale customers reduce their demand for our flash storage solutions below our current expectations and their contractual obligations to their contract manufacturers. While we believe the opportunity to sell our solutions to hyperscalers is significant, and that sales to hyperscalers may in the future account for a significant portion of our revenue, there can be no assurance that our efforts will lead to meaningful revenue, operating margin or cash flow, or that we will succeed in securing additional hyperscale customers. Further, even if we do secure additional hyperscaler design wins, a design win does not guarantee sales. Our hyperscale customers could choose to delay or cancel purchasing or licensing our technology and services. It is therefore difficult to predict the volume and timing of sales, if any, that will follow from any design win that we secure. Moreover, if any of our hyperscale customers delay, reduce or cancel their purchases from us, or if we are unable to fulfill our order commitments to these customers, our business, operating results, cash flows and financial condition would be adversely affected.
Adverse changes to tariffs, trade agreements, and trade policies may have a negative effect on our business and results of operations.
We rely on contract manufacturers and component vendors, many of which are located outside the United States. The importation of our products and the underlying components may be affected by changes in applicable tariffs, trade agreements, and trade policies, and expose us to risks associated with doing business globally. The United States and other countries in our supply chain or in which we have sales have imposed, and may impose additional, tariffs, duties, quotas, or other restrictions or regulations, or may adversely adjust prevailing tariff levels, quotas, duties, or other restrictions or regulations. Countries impose, modify and remove tariffs and other trade restrictions in response to a variety of factors, including economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Additionally, changes in U.S. policy have and may continue to lead to significant changes in tariffs for imported goods. The imposition of tariffs on our products or their underlying components may require us to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability.

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
Risks Related to Our Platform
If we fail to develop and introduce new or enhanced data storage and management offerings successfully, our ability to attract and retain customers could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced data storage and management offerings that provide increasingly higher levels of performance, capacity, functionality and reliability and meet our customers’ expectations, which is a complex and uncertain process. We believe that we must continue to dedicate significant resources to our research and development efforts and innovative business models such as Evergreen//One to improve our competitive position. We continue to expand our large capacity data storage offerings to compete directly with hard disk systems. Our investments may take longer to generate revenue or may generate less revenue than we anticipate. The introduction of new offerings by our competitors, or the emergence of alternative technologies or industry standards could render our Everpure Platform obsolete or less competitive.
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
•changes in customer mix (including our hyperscale customers), geographic mix, or product mix, including the relative sales of our lower product gross margin FlashBlade//E, FlashArray//E, and FlashArray//C solutions;
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
The cost of our components increased significantly during fiscal 2026 and the first half of fiscal 2027, and we anticipate continued component pricing volatility through the remainder of fiscal 2027. Elevated global demand for the components used in our products has made future cost fluctuations highly unpredictable. We maintain supply agreements with our component suppliers that help mitigate, but do not eliminate, significant component cost volatility. While we have implemented product price increases to help offset these rising expenses, ongoing component cost volatility has placed, and may continue to place, downward pressure on our gross margins.
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
Our strategy is to continue investing in marketing, sales, support and research and development. We believe continuing to invest heavily in our business, including investments to scale operations to support our hyperscaler customers, is critical to our future success and meeting our growth objectives. We anticipate that our operating expenses will continue to increase in absolute terms. Even if we achieve or maintain significant revenue growth, we may experience losses, forgoing near-term profitability on a U.S. GAAP basis.
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
The sales prices of our offerings may fluctuate for a variety of reasons, including competitive pricing pressures, discounts, the introduction of competing products or services or promotional programs, a change in our mix of products and services, cost of components, supply chain constraints, inflation and other adverse economic conditions. As a result of the recent increase in our component costs, we raised our prices during the first half of fiscal year 2027 and may be required to raise our prices again in the future.
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
In 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States; while certain provisions reduced our current tax expense, future interpretations or changes in guidance could materially affect our cash tax obligations, deferred tax positions, and effective tax rate over time.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, data privacy, securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. For example, the European Union has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the European Union, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment directive and the Waste Electrical and Electronic Equipment directive. The European Union has also adopted the Cyber Resilience Act (Regulation (EU) 2024/2847), which establishes mandatory cybersecurity requirements for products with digital elements placed on the EU market, with certain reporting obligations taking effect in September 2026 and full compliance required by December 2027. Failure to comply with the Cyber Resilience Act requirements, as they become effective, could result in fines of up to €15 million or 2.5% of worldwide annual turnover, whichever is higher.

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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $17.00 per share, our closing stock price has ranged from $8.76 to $118.16, through August 31, 2026. Some of the factors, many of which are beyond our control, affecting our volatility may include:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table summarizes our stock repurchase activity for the second quarter of fiscal 2027 (in thousands except for price per share):

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
May 4, 2026 - May 31, 2026	$79.39	132	$234,420
June 1, 2026 - June 28, 2026	$73.52	389	$205,828
June 29, 2026 - August 2, 2026	$72.74	411	$175,954
_________________________________
(1) Our Board of Directors has authorized up to $1.8 billion under our stock repurchase program. See “Liquidity and Capital Resources—Share Repurchase Program” included under Part I, Item 2 in this Quarterly Report on Form 10-Q.
The following table summarizes the shares of restricted common stock that were delivered by certain employees upon vesting of equity awards to satisfy tax withholding requirements during the second quarter of fiscal 2027 (in thousands except for price per share):

Period	Average Price per Share Delivered	Total Number of Shares Delivered to Satisfy Tax Withholding Requirements	Approximate Dollar Value of Shares Delivered to Satisfy Tax Withholding Requirements
May 4, 2026 - May 31, 2026	$—	—	$—
June 1, 2026 - June 28, 2026	$74.61	995	$74,253
June 29, 2026 - August 2, 2026	$—	—	$—
Item 3. Defaults upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
On July 7, 2026, Mallun Yen, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(C). The plan provides for the sale of up to 11,942 shares of our common stock until the earlier of December 31, 2026, or when all shares under Ms. Yen's plans are sold.
During the second quarter of fiscal 2027, other than Ms. Yen, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

EVERPURE, INC.

Date:	September 4, 2026	By:	/s/ CHARLES GIANCARLO
Charles Giancarlo
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 4, 2026	By:	/s/ TAREK ROBBIATI
Tarek Robbiati
Chief Financial Officer (Principal Financial Officer)